Form 10-Q
period 1996-03-31
INTELECT COMMUNICATIONS SYSTEMS LTD
filed 1996-05-14
CIK 316672

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                    FORM 10-Q


         (Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                       OR

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _________________ TO ___________________


                           COMMISSION FILE NO. 0-11630

                     INTELECT COMMUNICATIONS SYSTEMS LIMITED
             (Exact name of registrant as specified in its charter)


            BERMUDA                                           N/A
(State or other jurisdiction of                          (IRS Employer
 incorporation or organization)                       Identification No.)

                          REID HOUSE, 31 CHURCH STREET
                                HAMILTON, BERMUDA
                                      HM 12
               (Address of principal executive offices, zip code)

                                 (441) 295-8639
              (Registrant's telephone number, including area code)

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No __

     There were 12,525,537 shares of the registrant's Common Stock, par value $.01 per share, outstanding on May 9, 1996.

================================================================================

                     INTELECT COMMUNICATIONS SYSTEMS LIMITED

                                      INDEX




                                                                                                              PAGE
                                                                                                              ----
      PART 1     FINANCIAL INFORMATION
      ------     ---------------------

      ITEM 1     FINANCIAL STATEMENTS

                 Consolidated Balance Sheets of the Company
                  (unaudited) at March 31, 1996 and December 31, 1995                                             2

                 Consolidated Statements of Operations of the Company
                  (unaudited) for the three months ended March 31, 1996 and 1995                                  3

                 Consolidated Statements of Cash Flows of the Company
                  (unaudited) for the three months ended March 31, 1996 and 1995                                  4

                 Notes to the Consolidated Financial Statements                                                   5

      ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                                                             7

      PART 2     OTHER INFORMATION

      ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K                                                                10

                 SIGNATURES                                                                                      10


            INTELECT COMMUNICATIONS SYSTEMS LIMITED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                               (Thousands of U.S. Dollars, except share data)
                                                                                                 (Unaudited)

                                                                                   MARCH 31                      December 31
                                                                                     1996                           1995
                                                                              -------------------             ------------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                  $     7,275                     $    15,039
     Marketable securities                                                               61                             -
     Accounts receivable                                                              2,574                           1,375
     Inventories                                                                      3,826                           2,537
     Prepaid expenses                                                                   537                             406
     Other current assets                                                               118                             -
     Deferred income taxes                                                              325                             -
     Loan receivable                                                                    -                               600
                                                                              -------------------             ------------------
                                                                                     14,716                          19,957
PROPERTY AND EQUIPMENT - NET                                                          3,220                           1,839
EXCESS OF COST OVER NET ASSETS OF COMPANIES ACQUIRED                                 20,112                           8,685
CAPITALIZED DEVELOPMENT COSTS                                                         1,632                             -
OTHER INTANGIBLE ASSETS                                                                 788                             758
                                                                              -------------------             ------------------
                                                                                $    40,468                     $    31,239
                                                                              ===================             ==================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                           $     3,958                     $     1,680
     Accrued liabilities                                                              2,330                           1,989
     Net liabilities of discontinued operations                                         450                             476
     Current installments of obligations under capital leases                            61                             145
     Current maturities of long-term debt                                             3,517                           1,041
                                                                              -------------------             ------------------
                                                                                     10,316                           5,331
LONG-TERM OBLIGATIONS UNDER CAPITAL LEASES,
     net of current maturities                                                          192                             200
LONG-TERM DEBT, net of current maturities                                             2,663                             168
                                                                              -------------------             ------------------
                                                                                     13,171                           5,699
                                                                              -------------------             ------------------

SHAREHOLDERS' EQUITY:
     Common shares, $0.01 par value,
          80,000,000 shares authorized.
          12,459,487 issued and outstanding at March 31,
          1996 (1995 - 10,999,808)                                                     125                             114
     Share premium                                                                  15,409                          11,673
     Unrealized gain on marketable securities                                            6                               -
     Retained earnings - since November 1, 1992                                     11,757                          13,753
                                                                              -------------------             ------------------
                                                                                    27,297                          25,540
                                                                              -------------------             ------------------
                                                                                $   40,468                      $   31,239
                                                                              ===================             ==================

            INTELECT COMMUNICATIONS SYSTEMS LIMITED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                        (Thousands of U.S. Dollars,
                                                                                             except share data)
                                                                                                (Unaudited)

                                                                                        Three Months Ended March 31
                                                                              ------------------------------------------------
                                                                                     1996                          1995
                                                                              -------------------           -------------------
STATEMENT OF OPERATIONS
SALES AND OTHER REVENUES:
     Net sales                                                                  $     3,372                    $    -
     Interest and other income                                                          163                         126
                                                                              -------------------           -------------------
                                                                                      3,535                         126
                                                                              -------------------           -------------------
COSTS AND EXPENSES:
     Cost of goods sold                                                               2,439                         -
     Selling, general and administrative                                              3,401                          66
     Engineering and development                                                        177                         -
     Interest                                                                            57                         -
                                                                              -------------------           -------------------
                                                                                      6,074                          66
                                                                              -------------------           -------------------
INCOME (LOSS) FROM CONTINUING OPERATIONS
      BEFORE INCOME TAX BENEFIT                                                      (2,539)                         60

INCOME TAX BENEFIT                                                                      553                         -
                                                                              -------------------           -------------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                                             (1,986)                         60

DISCONTINUED OPERATIONS:
     Income (loss) from discontinued operations                                          (9)                        242
                                                                              -------------------           -------------------

NET INCOME (LOSS) FOR PERIOD                                                    $    (1,995)                  $     302
                                                                              ===================           ===================

EARNINGS PER SHARE
PRIMARY EARNINGS
     INCOME (LOSS) PER SHARE
          Continuing operations                                                 $     (0.16)                  $    0.01
          Discontinued operations                                                     (0.00)                       0.02
                                                                              -------------------           -------------------
          Net income (loss) for period                                          $     (0.16)                  $    0.03
                                                                              -------------------           -------------------

WEIGHTED AVERAGE NUMBER OF SHARES AND
     COMMON STOCK EQUIVALENTS OUTSTANDING
     (IN THOUSANDS)                                                                  12,528                      11,346
                                                                              ===================           ===================

            INTELECT COMMUNICATIONS SYSTEMS LIMITED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 (Thousands of U.S. Dollars)
                                                                                         (Unaudited)

                                                                                 Three Months Ended March 31
                                                                       -------------------------------------------------
                                                                              1996                          1995
                                                                       -------------------           -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) for period                                             $   (1,995)                    $      302
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                              389                           -
     Foreign exchange translation                                                14                           -
     Income from discontinued operations                                          9                           (242)
     Noncash compensation on acquisition of
       Mosaic Information Technologies, Inc.                                    500                           -
     Deferred tax benefit                                                      (553)                          -
     Noncash compensation                                                       117                           -
Changes in operating assets and liabilities:
     Accounts receivable                                                       (564)                           (4)
     Inventories                                                               (982)                          -
     Other assets                                                              (194)                          (25)
     Capitalized development costs                                           (1,632)                          -
     Accounts payable and accrued liabilities                                 2,147                          (116)
     Net liabilities of discontinued operations                                 (26)                           110
                                                                       -------------------           -------------------
Net cash provided by (used in) operating activities                          (2,770)                            25
                                                                       -------------------           -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment in discontinued operation                                       -                             (960)
     Capital expenditures                                                      (932)                          -
     Purchase of marketable securities                                          (55)                          -
     Investment in other assets                                                 (71)                          -
     Loan receivable                                                            600                           -
     Investment in and advances to Intelect, Inc.                               -                           (1,600)
     Acquisition of DNA Enterprises, Inc.                                    (3,010)                          -
     Acquisition of Mosaic Information Technologies, Inc.                    (2,135)
                                                                       -------------------           -------------------
Net cash used in investing activities                                        (5,603)                        (2,560)
                                                                       -------------------           -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on capital lease obligations                                      (22)                         -
     Payment of long-term debt                                                 (100)                         -
     Proceeds from issuance of common shares                                    734                            178
     Quasi-reorganization                                                       -                              159
                                                                       -------------------           -------------------
Net cash provided by financing activities                                       612                            337
                                                                       -------------------           -------------------

NET DECREASE IN CASH AND MARKETABLE SECURITIES                               (7,761)                        (2,198)

CASH AND CASH EQUIVALENTS, beginning of period                               15,036                          2,555
                                                                       -------------------           -------------------

CASH AND CASH EQUIVALENTS, end of period                                 $    7,275                      $     357
                                                                       ===================           ===================

                    INTELECT COMMUNICATIONS SYSTEMS LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 1996


BASIS OF PRESENTATION

         The accompanying consolidated financial statements have been prepared by the Company without audit in accordance with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.

         The accompanying consolidated financial statements do not include certain footnotes and financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the audited financial statements included in the Company's Transition Report on Form 10-K as at December 31, 1995.


RESTATEMENTS

         The Company changed its fiscal year end to December 31 from October 31. Accordingly, the Company has filed a Transition Report on Form 10-K for the transition period from November 1, 1995 to December 31, 1995 (the "Transition Period"). Going forward, the Company will report results for the quarters ending March 31, June 30 and September 30.

         On October 31, 1995 the Company sold its prior principal operating subsidiary, Savage Corporation ("Savage"). Accordingly, from October 31, 1995 Savage results are accounted for as discontinued operations and in the accompanying financial statements.


INCOME TAXES

         The Company provides for income taxes in interim periods based on the estimated effective income tax rate of the complete fiscal year. An income tax benefit is computed on the pre-tax loss of consolidated entries according to applicable taxing jurisdictions based on current tax law. Deferred taxes result from the future tax consequences associated with temporary differences between the amount of assets and liabilities recorded for tax and financial accounting purposes. A valuation allowance for deferred tax assets is recorded to the extent the Company cannot determine, in accordance with the provision of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes", that the ultimate realization of net deferred tax assets against income is more likely than not.


ACQUISITIONS

         The Company concluded the acquisitions of DNA Enterprises, Inc. ("DNA") on February 13, 1996 and Mosaic Information Technologies, Inc. ("MOSAIC") on March 29, 1996. Both acquisitions have been accounted for as purchases and accordingly the accompanying financial statements include the results of DNA and MOSAIC from their respective acquisition dates. (REFERENCE IS MADE TO THE COMPANY'S REPORTS ON FORM 8-K FILED ON FEBRUARY 20, 1996 AND APRIL 12, 1996 RELATING TO THE ACQUISITION OF DNA AND MOSAIC, RESPECTIVELY). The excess of purchase price over the estimated fair values of the net assets acquired has been recorded as goodwill, which is being amortized over ten years.


         The estimated fair values of assets and liabilities of Mosaic and DNA acquired are summarized as follows (thousands of U.S. Dollars):

                                                  MOSAIC           DNA
                                                  ------           ---
              Cash                               $    218      $         3
              Accounts receivable                      69              621
              Inventory                               307              -
              Property and equipment                   81              502
              Goodwill                              4,375            7,280
              Accounts payable and accruals          (285)            (214)
              Debt                                    (16)            (180)
                                                =============  =============
                                                 $  4,749      $     8,012
                                                =============  =============


         The results of the Company for the first quarter ended March 31, 1996 would not be materially different if the acquisitions of MOSAIC and DNA had been accounted for as though the acquisitions had taken place at the beginning of the period.

         Current installments of long-term debt and long-term debt net of current maturities both include $2,500,000 of debt assumed in connection with the acquisition of DNA. (REFERENCE IS MADE TO THE COMPANY'S REPORT ON FORM 8-K FILED ON FEBRUARY 20, 1996 ON THE ACQUISITION OF DNA).


ENGINEERING AND DEVELOPMENT (E&D)

         Capitalization of development costs commences upon the establishment of technological feasibility. Both the establishment of technological feasibility and the ongoing assessment of recoverability of capitalized development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in software and hardware technologies. The company has not capitalized any costs in prior periods because eligible amounts were immaterial for those periods. Technological feasibility and future revenue potential has now been established for the Company's SONETLYNX(TM), S4(TM) and MOSAIC(TM) product lines. Accordingly, relevant and eligible expenditures for these products have been capitalized in the accompanying financial statements.

INVENTORIES

     The components of inventories are as follows (thousands of U.S. dollars):

                                          MARCH 31             December 31
                                       ----------------      -----------------
                                            1996                   1995
                                            ----                   ----
Raw materials                            $       3,007          $       1,554
Work in progress                                   723                    544
Finished goods                                     856                  1,169
                                       ----------------      -----------------
                                                 4,586                  3,267
Less:  allowance for obsolescence                  760                    730
                                       ================      =================
                                         $       3,826          $       2,537
                                       ================      =================

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
    AND RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED MARCH 31, 1996


RESULTS OF OPERATIONS

         First quarter results generally conform to management expectations and fall within the scope of business unit budgets and forecasts for the current fiscal year. The Company is transitioning through a period of completing transactions and integrating newly acquired operations, introducing to market innovative new products, undertaking extensive development and engineering of advanced new products, and expanding Company wide marketing and sales efforts. The costs and other effects of these programs and activities are adversely impacting current results for intended benefits of improving revenues, operating performance and financial results in future reporting periods.

         The following table shows the results of operations for the periods indicated as a percentage of net sales and other revenue:


                                                                  (Thousands of U.S. Dollars)
                                                                          (Unaudited)
                                                                      Three Months Ended
                                                         ----------------------------------------------
                                                                           March 31
                                                         ----------------------------------------------
                                                               1996                        1995
                                                         -----------------           -----------------
 Net sales and other revenues                                 100.0%                      100.0%
 Cost of sales                                                 69.0%                       -
                                                         -----------------           -----------------
 Gross profit                                                  31.0%                      100.0%
 Selling, general and administrative                           85.2%                       52.4%
 Engineering and development                                    5.1%                       -
 Interest expense                                               1.7%                       -
 Amortization and depreciation                                 11.1%                       -
                                                         -----------------           -----------------
 Operating (loss) income                                      (72.1%)                      47.6%
 Income (loss) from discontinued operations                      -                        192.1%
                                                         -----------------           -----------------
 Income (loss) before income taxes                            (72.1%)                     239.7%
 Income tax benefit                                            15.6%                       -
                                                         =================           =================
 Net income (loss) for period                                 (56.5%)                     239.7%
                                                         =================           =================


NET SALES

     Net sales for the three months ended March 31, 1996 amounted to $3,372,000 and were comprised of information security products (53%) distributed by the Company's U.K. based value added reseller, engineering service fees (38%) for services provided by DNA from the date of acquisition (February 13, 1996) and other products (9%). The Company's principal digital switch product line, S4o, is commencing its sales cycle after the completion of its first major commercial installation in Iceland in February 1996. Material sales from this product are expected to be realized during the third and fourth quarters of 1996. The Company's SONETLYNXo product line is being rolled out in the second quarter of 1996 with initial test orders of the first OC-1 version expected in the third quarter of 1996. Material additional sales are expected to be generated upon the completion of the OC-3 version targeted for the third quarter. No sales for the MOSAICo product line were recorded because the acquisition was recently completed on March 29, 1996. The Company believes this product line will to generate sales during the balance of fiscal 1996.


GROSS PROFIT

     The Company's gross profit of $933,000 or 31% for the three months ended March 31, 1996 was below normal operating margins due to under absorption of operating costs. The anticipation of increasing sales in the short-term capabilities has necessitated the maintenance of core personnel in both operations (manufacturing) and sustaining engineering. Management expects that higher sales volumes in future quarters should reverse this phenomenon and result in higher margins.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A)

     Marketing expenses relating to the rollout of the SONETLYNXo product line and market development for the S4o in advance of sales amounted to $606,000. Expenses relating to conversion of the Company to full S.E.C. reporting as a U.S. domestic issuer and to the completion of two significant acquisitions, DNA and MOSAIC, affected the expense levels adversely. Included in SG&A is $500,000 of non-recurring expenses related to the acquisition of MOSAIC. Prior year administrative expenses reflect primarily traditional costs associated with the Company's public status and related reporting requirements.


INTEREST EXPENSE

     Interest expense represents interest on debt incurred to finance the Company's acquisitions ($40,000) at a fixed rate of 6%. The Company has a line of credit of $300,000 to finance receivables which bears interest at 12% and which generated interest expense of $17,000.


AMORTIZATION AND DEPRECIATION

     Amortization and depreciation is comprised of the following (thousands of U.S. Dollars):

         Depreciation of Property & Equipment                   $     121
         Amortization of Goodwill                                     243
         Technology Amortization                                       25
                                                                ==============
                                                                $     389
                                                                ==============

     Goodwill is amortized over periods from 10 - 15 years. Goodwill arising from the acquisitions of MOSAIC and DNA amounting to $4,375,000 and $7,280,000 respectively, has been amortized from the dates of acquisition.


ENGINEERING AND DEVELOPMENT (E&D)

     E&D expenses for the three months ended March 31, 1996 were minimal (at $177,000) due to the capitalization of expenditures relating to the S4o product in accordance with the Company's policies (SEE ABOVE - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS).

     The Company capitalized $1,632,000 in E&D expenditures in the quarter.


INCOME TAX BENEFIT

     The Company recorded a tax benefit for the loss during the quarter ended March 31, 1996 of $553,000 primarily on the U.S. based operations. This benefit reflects a tax rate of 34% and the Company's current belief that future taxable income will be generated from reversals of existing taxable temporary differences and sales of new and existing products. The timing and amount of such future taxable income may be impacted by a number of factors, including those discussed below under "Additional Factors That May Affect Future Results". To the extent that estimates of future taxable income are reduced or not realized, the amount of such deferred tax assets and the Company's effective tax rate may be adversely affected.


LIQUIDITY AND CAPITAL RESOURCES

     The Company completed the acquisitions of DNA and MOSAIC in the quarter ended March 31, 1996. These acquisitions used cash totaling $5,100,000, including transaction related costs and expenses. The Company's working capital was reduced from $14,626,000 at December 31, 1995 to $4,400,000 at March 31, 1996 due to these acquisitions, engineering and development (E&D) expenditures and operating losses. The Company regularly reviews its cash funding requirements on a consolidated basis and attempts to meet those requirements through a combination of cash on hand, cash provided by operations and possible future public or private debt and/or equity offerings. The Company utilizes a centralized corporate strategy for its cash management activities and invests its excess cash in investment grade short-term money market instruments.

     The Company is considering financing alternatives to fund its medium and longer-term financing requirements, including anticipated accounts receivable and inventory requirements and future E&D needs. While the Company has, in the past, been able to maintain access to adequate external financing sources on favorable terms, no assurances can be given that such access will continue. If the Company is unable to obtain short-term and long-term funding on favorable terms from existing financing sources or through secure new sources, the Company's ongoing operations would be adversely impacted.


ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

     Future operating results may be impacted by a number of factors, including worldwide economic and political conditions, industry specific factors, the Company's ability to maintain access to external financing sources and its financial liquidity, the Company's ability to timely develop and produce commercially viable products at competitive prices, the availability and cost of components, the Company's ability to manage expense levels, the continued financial strength of the Company's dealers and distributors, and the Company's ability to accurately anticipate customer demand.

     The Company's future success is highly dependent upon its ability to develop, produce and market products that incorporate new technology, are priced competitively and achieve significant market acceptance. There can be no assurance that the Company's products will be commercially successful or technically advanced due to the rapid improvements ininformation technology and resulting product obsolescence. There is also no assurance that the Company will be able to deliver commercial quantities of new products in a timely manner. The success of new product introductions is dependent on a number of factors, including market acceptance, the Company's ability to manage risks associated with product transitions, the effective management of inventory levels in line with anticipated product demand and the timely manufacturing of products in appropriate quantities to meet anticipated demand. Specifically, the Company has committed approximately $10 million to the development of an advanced generation of its S4o product for application in public telecommunications networks (the "CS4"). The Company currently estimates that the CS4 will be available for shipment in the third quarter of 1997. Potential customers for the CS4 are expected to include InterExchange Carriers, Local Exchange Carriers, Wireless, Personal Communications Service, Competitive Access Providers and, in general, operators of Advanced Intelligent Networks. The Company will be competing with established equipment manufacturers with greater financial resources and more developed channels of distribution. No assurances can be given that the Company will be successful in completing the CS4 on schedule, that the Company will be successful in competing in this environment or that it will be able to sell sufficient quantities of the CS4 to recover its investment or to realize profits.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits.

              11 - Calculation of Earnings Per Share
              24 - Financial Data Schedule

         (b)  Reports on Form 8-K:

              On February 20, 1996, the Company filed a report on Form 8-K reporting the acquisition of DNA Enterprises, Inc.

              On April 12, 1996, the Company filed the audited financial statements of DNA Enterprises, Inc. on Form 8-K/A to Current Report on Form 8-K filed February 20, 1996.

              On April 12, 1996, the Company filed a report on Form 8-K reporting its acquisition of Mosaic Information Technologies, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         INTELECT COMMUNICATIONS SYSTEMS LIMITED
                                         ---------------------------------------
                                                       (Registrant)



Date:             May 14, 1996           /s/      RHIANON M. PEDRO
         --------------------------      -------------------------
                                                  Rhianon M. Pedro
                                                  Chief Financial Officer
                                                  (principal financial officer)


Date:             May 14, 1996           /s/      PETER G. LEIGHTON
         --------------------------      --------------------------
                                                  Peter G. Leighton
                                                  President

