Form 10-Q
period 1995-04-30
INTELECT COMMUNICATIONS SYSTEMS LTD
filed 1996-05-30
CIK 316672

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                    FORM 10-Q


     (Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1995

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM ___________________ TO ___________________


                           COMMISSION FILE NO. 0-11630

                         CHALLENGER INTERNATIONAL, LTD.
             (Exact name of registrant as specified in its charter)


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

                                 (441) 295-8639
              (Registrant's telephone number, including area code)

                            ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                      ---  ---

There were 10,999,908 shares of the registrant's Common Stock, par value $.01 per share, outstanding on April 30, 1995.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


                         CHALLENGER INTERNATIONAL, LTD.

                                      INDEX



                                                                        PAGE
PART 1     FINANCIAL INFORMATION
- ------     ---------------------

ITEM 1     FINANCIAL STATEMENTS

           Consolidated Balance Sheets of the Company
            (unaudited) at April 30, 1995 and October 31, 1994            2

           Consolidated Statements of Operations of the Company
            (unaudited) for the three months and the six months
            ended April 30, 1995                                          3

           Consolidated Statements of Cash Flows of the Company
            (unaudited) for the three months and six months
            ended April 30, 1995                                          4

           Notes to the Consolidated Financial Statements                 5

ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATION                            6

PART 2     OTHER INFORMATION
- ------     -----------------

ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K                               7

           SIGNATURES                                                     7



                 CHALLENGER INTERNATIONAL, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                 (Thousands of U.S. Dollars,
                                                                                      except share data)
                                                                                         (Unaudited)

                                                                               APRIL 30              October 31
                                                                           ------------------     ------------------
                                                                                 1995                   1994
                                                                           ------------------     ------------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                             $             125      $           2,997
     Accounts receivable                                                               6,497                  5,539
     Inventories                                                                       8,587                  6,449
     Other current assets                                                                667                     99
                                                                           ------------------     ------------------
                                                                                      15,876                 15,084

EXCESS OF COST OVER NET ASSETS OF COMPANY ACQUIRED                                     1,706                      -
PROPERTY, PLANT AND EQUIPMENT - NET                                                    8,386                  7,527
INVESTMENT IN AND ADVANCES TO INTELECT, INC.                                           2,224                      -
OTHER ASSETS                                                                             390                    370
DEPOSIT FOR ACQUISITION                                                                    -                    923
                                                                           ------------------     ------------------
                                                                           $          28,582      $          23,904
                                                                           ==================     ==================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Bank overdraft                                                        $             880      $             522
     Notes payable                                                                     4,605                  3,146
     Accounts payable and accrued liabilities                                          3,370                  4,146
     Current maturities of long-term debt                                                574                    873
     Current installments of obligations under capital leases                              -                      -
     Liability reserve                                                                   102                     97
     Income taxes payable                                                                232                     46
                                                                           ------------------     ------------------
                                                                                       9,763                  8,830
LONG-TERM DEBT, net of current maturities                                              3,428                  2,241
                                                                           ------------------     ------------------
                                                                                      13,191                 11,071
                                                                           ------------------     ------------------

MINORITY INTEREST                                                                        950                    930
                                                                           ------------------     ------------------

SHAREHOLDERS' EQUITY:
     Common shares, $0.01 par value,
          80,000,000 shares authorized,
          10,999,908 issued and outstanding (1994 - 9,948,142)                           110                    106
     Share premium                                                                     9,277                  7,854
     Retained earnings - since November 1, 1992                                        5,054                  3,943
                                                                           ------------------     ------------------
                                                                                      14,441                 11,903
                                                                           ------------------     ------------------
                                                                           $          28,582      $          23,904
                                                                           ==================     ==================

                 CHALLENGER INTERNATIONAL, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        (Thousands of U.S. Dollars, except share data)
                                                                                         (Unaudited)

                                                                      Three Months Ended               Six Months Ended
                                                                  ---------------------------     ---------------------------
                                                                           April 30                        April 30
                                                                  ---------------------------     ---------------------------
                                                                     1995            1994            1995               1994
                                                                  -----------     -----------     -----------     -----------
STATEMENTS OF OPERATIONS
SALES AND OTHER REVENUES:
     Net sales                                                     $   8,141       $   5,910       $  14,084       $   9,392
     Interest and other income                                            12               4              79               7
                                                                  -----------     -----------     -----------     -----------
                                                                       8,153           5,914          14,163           9,399

COSTS AND EXPENSES:
     Cost of goods sold                                                5,177           3,788           9,569           6,206
     Interest expense                                                    162             134             329             238
     Selling, general and administrative                               1,431             876           2,393           1,648
                                                                  -----------     -----------     -----------     -----------

INCOME BEFORE TAXES                                                    1,383           1,116           1,872           1,307

INCOME TAXES                                                             578             345             762             345
                                                                  -----------     -----------     -----------     -----------

NET INCOME FOR PERIOD                                             $      805      $      771       $   1,110      $      962
                                                                  ===========     ===========     ===========     ===========

EARNINGS PER SHARE
PRIMARY AND FULLY DILUTED EARNINGS PER SHARE                      $     0.07      $     0.07      $     0.10      $     0.09
                                                                  ===========     ===========     ===========     ===========

WEIGHTED AVERAGE NUMBER OF SHARES AND
     COMMON STOCK EQUIVALENTS OUTSTANDING
     (IN THOUSANDS)                                                   11,361          11,032          11,358          11,104
                                                                  ===========     ===========     ===========     ===========

                 CHALLENGER INTERNATIONAL, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   (Thousands of U.S. Dollars)
                                                                                           (Unaudited)
                                                                      Three Months Ended                  Six Months Ended
                                                                -------------------------------     ------------------------------
                                                                           April 30                           April 30
                                                                -------------------------------     ------------------------------
                                                                    1995              1994              1995             1994
                                                                -------------     -------------     -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Income for period                                               $        805      $        771      $     1,110      $        962
Adjustments to reconcile net income to
     net cash provided by operating activities:
     Discontinued operations                                               -               (24)               -               (24)
     Provision for losses on accounts receivable                          45                 -               65                 -
     Changes in the provision for cash discount                           26                 -              105                 -
     Reserve for inventory obsolescence                                   32                 -                6                 -
     Depreciation and amortization                                       219               149              427               299
     Utilization of net loss carryforwards                               359               310              473               310
     Non cash interest                                                    19                 -               19                 -
Changes in operating assets and liabilities:
     Accounts receivable                                              (1,461)             (519)            (698)           (1,049)
     Inventories                                                        (988)             (922)          (1,755)           (1,937)
     Other current assets                                               (300)               (2)            (555)             (136)
     Liability reserves                                                  (17)              (27)             (31)              (57)
     Accounts payable and accrued liabilities                           (171)              631             (994)              600
     Income taxes payable                                                165                 -              157                 -
                                                                -------------     -------------     -------------    -------------
Net cash provided by (used in) operating activities                   (1,267)              367           (1,671)           (1,032)
                                                                -------------     -------------     -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Deposit on acquisition                                                -                 -              923                 -
     Investment in other assets                                          (27)                -              (28)                -
     Purchase of fixed assets                                           (506)             (429)            (686)             (572)
     Investment in Lakefield                                               -                 -           (1,960)                -
     Investment in and advances to Intelect, Inc.                     (1,763)                -           (2,224)                -
     Proceeds on sale of fixed assets                                      -                 -                8                 -
                                                                -------------     -------------     -------------    -------------
Net cash used in investing activities                                 (2,296)             (429)          (3,967)             (572)
                                                                -------------     -------------     -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowing under notes payable                                   936              (135)             993
     Payments on capital lease obligations                                 -               (33)              -                (66)
     Payment of long-term debt                                           494              (123)             788              (319)
     Proceeds from issuances of notes payable                           (120)                -             (280)                -
     Proceeds from share issuances                                       178                 6              929                75
     Adjustments to minority interest                                    (19)                -              (19)                -
     Bank overdraft                                                      270                64              355               101
                                                                -------------     -------------     -------------    -------------
Net cash provided by (used in) financing activities                    1,739              (221)           2,766             1,344
                                                                -------------     -------------     -------------    -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  (1,824)             (283)          (2,872)             (260)

CASH AND CASH EQUIVALENTS, beginning of period                         1,949             1,087            2,997             1,064
                                                                =============     =============     =============    =============
CASH AND CASH EQUIVALENTS, end of period                        $        125      $        804      $       125      $        804
                                                                =============     =============     =============    =============

                 CHALLENGER INTERNATIONAL, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 APRIL 30, 1995



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

     The accompanying consolidated financial statements do not include certain footnotes and financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the audited financial statements included in the Company's Report on Form 20-F as at October 31, 1994.


ACQUISITIONS

     On January 13, 1995 the Company invested $400,000 to acquire 16% of the outstanding capital stock of Intelect, Inc. ("Intelect") and on March 31, 1995 the Company entered into an agreement to purchase the remaining 84% of the capital stock of Intelect (the "Option Agreement"). The Company had advanced a further $1,824,000 at April 30, 1995 in the form of unsecured advances. Intelect has secured debt of approximately $6,300,000 to two customers - the Company's advances are subordinate to the secured debt.


INVENTORIES

     The components of inventories are as follows (thousands of U.S. dollars):

                                        APRIL 30              October 31
                                     ----------------      -----------------
                                          1995                   1994
                                          ----                   ----
Raw materials                          $         523         $          720
Work in progress                               5,769                  5,002
Finished goods                                 2,395                    853
                                     ----------------      -----------------
                                               8,687                  6,575
Less:  allowance for obsolescence                100                    126
                                     ================      =================
                                       $       8,587          $       6,449
                                     ================      =================

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
    AND RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED APRIL 30, 1995


OVERVIEW

     The Company signed a Letter of Intent on May 23, 1995 to sell its firearms and related businesses, Savage Arms, Lakefield Arms and Savage Range Systems (collectively, "Savage"), to Mossberg Corporation ("Mossberg") of North Haven, Connecticut for $35,000,000 in cash plus additional consideration to be determined at closing (the "Sale"). (REFERENCE IS MADE TO EXHIBIT 10(i) UNDER
ITEM 6 HEREOF). The Closing of the Sale is anticipated to be on or about July 31, 1995, subject to the execution of a definitive sale agreement, completion of financing, due diligence and customary filings and approvals.

     In connection with the Letter of Intent, Mossberg advanced the Company $9,000,000 at an initial interest rate of 9% which the Company anticipates applying to complete its acquisition of Intelect, which was initiated on January 13, 1995 when the Company acquired 16% for $400,000. (REFERENCE IS MADE TO
EXHIBIT 10(ii) UNDER ITEM 6).


RESULTS OF OPERATIONS

SALES
     Sales increased to $10,141,000, up from $5,910,000 for the quarter, and to $14,084,000, up from $9,392,000, in the six months ended April 30, 1995, compared with the previous year. These increases were due to strong demand for Savage Arms core product (the Model 110 Rifle) and incremental sales of Lakefield Arms products (.22 caliber rim fire rifles).

GROSS MARGINS
     Gross margins amounted to 36% for the quarter consistent with the previous year but decreased to 32% (down from 34%) for the six months due to the lower margins on the Lakefield product line (Lakefield sales were minimal in the first quarter).

INTEREST EXPENSE
     Interest expense increased for both the quarter and six month periods over the prior year due to higher inventory levels necessitated by higher sales expectations (and Lakefield's new product line) and higher interest rates.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A)
     Selling expenses increased 63% and 45% in the quarter and six month periods respectively in line with higher sales (up 38% and 50% for the quarter and six month periods) and with the increased fixed overhead of Lakefield.


LIQUIDITY AND CAPITAL RESOURCES

     As described above, in connection with the intended sale of Savage to Mossberg, Mossberg provided the Company with a loan of $9,000,000 (the "Mossberg Note") to fund the Company's acquisition of Intelect. The Mossberg Note will be repaid out of the proceeds of the sale of Savage at closing or over a two year period in the event the sale does not close. Interest on the Mossberg Note increases from an initial rate of 9% to 17% if not repaid by October 31, 1995 and is secured by the shares of Savage. This financing arrangement was made to avoid the fees, warrants and other costs and contingencies customarily associated with placement of external, long-term subordinated debt. In the event that the sale to Mossberg does not close, the Company believes that the Mossberg Note can be repaid from the cash flow of Savage over the next two years although no assurances can be given in this regard.

     The Company intends to retire the secured debt of Intelect and to provide working capital to Intelect from the proceeds of the Mossberg Note. No assurances can be given that these funds will be sufficient to finance Intelect's ongoing working capital requirements. The Company expects to receive approximately $33,000,000 in cash on the closing of the sale of Savage representing the base price of $35,000,000 less the retirement of Savage's preferred shares ($500,000) and legal and other costs of approximately $1,500,000. These funds will be used to retire the Mossberg Note of $9,000,000 plus interest of approximately $450,000. In the event that the sale of Savage is not concluded, the Company will be required to fund Intelect's working capital needs and to retire the Mossberg Note over two years from the cash flow of Savage. The Mossberg Note will bear interest at 17% if not repaid by October 31, 1995 and is secured by the shares of Savage. No assurances can be given that Savage's cash flow will be sufficient to fund these cash requirements or that the Company will be able to obtain other sources of capital. In the event that the Company defaults on the Mossberg Note, the Company would forfeit its primary business and principal source of revenue, net income and cashflow.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)  Exhibits

                  10 (i) Letter of Intent between the Company and Mossberg Corporation dated May 23, 1995;

                  10 (ii) Promissory Note between the Company and Mossberg Corporation dated May 31, 1995;

                  10 (iii) Letter Agreement between the Company and Mossberg
                           Corporation dated May 31, 1995;

                  10 (iv) Pledge Agreement between the Company and Mossberg Corporation dated May 31, 1995;

                  10 (v) Pledge Agreement between Challenger Industries Inc. and Mossberg Corporation dated May 31, 1995.

                  11       Calculation of Earnings Per Share

                  27       Financial Data Schedule


         (b)  Reports on Form 8-K

                  None




                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               CHALLENGER INTERNATIONAL, LTD.
                                           -------------------------------------
                                                       (Registrant)




Date:    May 29, 1996
     -------------------
                                              /s/  PETER G. LEIGHTON
                                           -------------------------------------
                                           Peter G. Leighton
                                           President and Chief Financial Officer

