Form 10-Q
period 1995-07-31
INTELECT COMMUNICATIONS SYSTEMS LTD
filed 1996-05-30
CIK 316672

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

     FOR THE QUARTERLY PERIOD ENDED JULY 31, 1995

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

                            ------------------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
   such filing requirements for the past 90 days. Yes x   No
                                                     ---     ---
   There were 11,009,808 shares of the registrant's Common Stock, par value .01 per share, outstanding on July 31, 1995.

- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------



                         CHALLENGER INTERNATIONAL, LTD.

                                      INDEX




                                                                                           PAGE
                                                                                           ----
PART 1     FINANCIAL INFORMATION
- ------     ---------------------

ITEM 1     FINANCIAL STATEMENTS

           Consolidated Balance Sheets of the Company
            (unaudited) at July 31, 1995 and October 31, 1994                               2

           Consolidated Statements of Operations of the Company
            (unaudited) for the three months and nine months ended July 31, 1995            3

           Consolidated Statements of Cash Flows of the Company
            (unaudited) for the three months and nine months ended July 31, 1995            4

           Notes to the Consolidated Financial Statements                                   5

ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATION                                              6

PART 2     OTHER INFORMATION
- ------     -----------------

ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K                                                 9

                 SIGNATURES                                                                 9









                 CHALLENGER INTERNATIONAL, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                 (Thousands of U.S. Dollars)
                                                                                         (Unaudited)

                                                                                July 31              October 31
                                                                           ------------------     ------------------
                                                                                 1995                   1994
                                                                           ------------------     ------------------
ASSETS

CURRENT ASSETS:
     Cash and cash equivalents                                                  $      1,574           $      2,997
     Accounts receivable                                                               7,176                  5,539
     Inventories                                                                      12,760                  6,449
     Other current assets                                                                457                     99
                                                                           ------------------     ------------------
                                                                                      21,967                 15,084

EXCESS OF COST OVER NET ASSETS OF COMPANY ACQUIRED - LAKEFIELD                         1,689                      -
EXCESS OF COST OVER NET ASSETS OF COMPANY ACQUIRED - INTELECT                          7,642                      -
PROPERTY, PLANT AND EQUIPMENT - NET                                                    9,617                  7,527
OTHER ASSETS                                                                             387                    370
DEPOSIT FOR ACQUISITION                                                                    -                    923
                                                                           ------------------     ==================
                                                                                $     41,302           $     23,904
                                                                           ==================     ==================

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
     Bank overdraft                                                             $        776           $        522
     Notes payable                                                                     4,222                  3,146
     Accounts payable and accrued liabilities                                          6,420                  4,146
     Current maturities of long-term debt                                              5,466                    873
     Current installments of obligations under capital leases                             46                      -
     Liability reserve                                                                   173                     97
     Income taxes payable                                                                165                     46
                                                                           ------------------     ------------------
                                                                                      17,268                  8,830
LONG-TERM DEBT, net of current maturities                                              8,509                  2,241
                                                                           ------------------     ------------------
                                                                                      25,777                 11,071
                                                                           ------------------     ------------------

MINORITY INTEREST                                                                        969                    930
                                                                           ------------------     ------------------

SHAREHOLDERS' EQUITY:
     Common shares, $0.01 par value,
          80,000,000 shares authorized,
          11,009,808 issued and outstanding
          (October 31, 1994 - 10,583,142)                                                110                    106
     Share premium                                                                     9,821                  7,854
     Retained earnings - since November 1, 1992                                        4,625                  3,943
                                                                           ------------------     ------------------
                                                                                      14,556                 11,903
                                                                           ------------------     ------------------
                                                                                $     41,302           $     23,904
                                                                           ==================     ==================



                 CHALLENGER INTERNATIONAL, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        (Thousands of U.S. Dollars, except share data)
                                                                                         (Unaudited)

                                                                      Three Months Ended              Nine Months Ended
                                                                  ---------------------------     ---------------------------
                                                                           July 31                         July 31
                                                                  ---------------------------     ---------------------------
                                                                     1995            1994            1995               1994
                                                                  -----------     -----------     -----------     -----------

STATEMENTS OF OPERATIONS
SALES AND OTHER REVENUES:
     Net sales                                                      $ 10,542       $   8,156       $  24,626       $  17,548
     Interest and other income                                            40              36             119              43
                                                                  ----------      -----------     -----------     -----------
                                                                      10,582           8,192          24,745          17,591

COSTS AND EXPENSES:
     Cost of goods sold                                                6,555           5,402          16,124          11,608
     Research and development                                            784               -             784               -
     Interest expense                                                    332             175             661             413
     Selling, general and administrative                               2,428           1,208           4,821           2,856
                                                                  -----------     -----------     -----------     -----------

INCOME BEFORE TAXES                                                      483           1,407           2,355           2,714
INCOME TAXES                                                             913             310           1,674             655
                                                                 -----------     -----------     -----------     -----------
NET INCOME (LOSS) FOR PERIOD                                     $      (430)      $   1,097      $      681      $    2,059
                                                                  ===========     ===========     ===========     ===========
EARNINGS PER SHARE
PRIMARY AND FULLY DILUTED EARNINGS (LOSS) PER SHARE              $     (0.04)     $     0.10      $     0.06      $     0.19
                                                                  ===========     ===========     ===========     ===========

WEIGHTED AVERAGE NUMBER OF SHARES AND
     COMMON STOCK EQUIVALENTS OUTSTANDING
     (IN THOUSANDS)                                                  11,682           10,994          11,483          11,075
                                                                  ===========     ===========     ===========     ===========

                 CHALLENGER INTERNATIONAL, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   (Thousands of U.S. Dollars)
                                                                                           (Unaudited)
                                                                      Three Months Ended                  Nine Months Ended
                                                                -------------------------------     ------------------------------
                                                                           July 31                             July 31
                                                                -------------------------------     ------------------------------
                                                                    1995              1994              1995             1994
                                                                -------------     -------------     -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Income (loss) for period                                        $        (430)    $     1,097       $        681     $      2,059

Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
     Discontinued operations                                                -             (90)                 -             (114)
     Provision for losses on accounts receivable                          (29)              -                 36                -
     Changes in the provision for cash discount                           (19)              -                 86                -
     Reserve for inventory obsolescence                                     -               -                  6                -
     Depreciation and amortization                                        298             159                725              458
     Utilization of net loss carryforwards                                549              97              1,022              407
     Non cash interest                                                     19               -                 39                -
Changes in operating assets and liabilities:
     Accounts receivable                                                 (630)         (1,118)            (1,328)          (2,167)
     Inventories                                                       (4,173)           (314)            (5,928)          (2,251)
     Other current assets                                                 210               -               (345)            (136)
     Liability reserves                                                    72              26                 40              (31)
     Accounts payable and accrued liabilities                           3,050              10              2,056              610
     Income taxes payable                                                 (67)              -                 89                -
                                                                -------------     -------------     -------------    -------------
Net cash used in operating activities                                  (1,150)           (133)            (2,821)          (1,165)
                                                                -------------     -------------     -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Deposit on acquisition                                                 -               -                923                -
     Investment in other assets                                            (1)            (32)               (28)             (32)
     Purchase of fixed assets                                          (1,398)           (207)            (2,085)            (779)
     Investment in Lakefield                                                -               -             (1,960)               -
     Investment in Intelect                                            (5,418)            (32)            (7,642)             (32)
     Proceeds on sale of fixed assets                                    (110)              -               (102)               -
                                                                -------------     -------------     -------------    -------------
Net cash used in investing activities                                  (6,927)           (239)           (10,894)            (811)
                                                                -------------     -------------     -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net borrowing under notes payable                                   (383)             125               610            1,678
     Payments on capital lease obligations                                 (7)              (6)               (7)             (72)
     Payment of long-term debt                                           (720)            (105)           (1,000)            (424)
     Proceeds from issuances of notes payable                          10,745                -            11,533                -
     Proceeds from share issuances                                         15                -               944               75
     Adjustments to minority interest                                     (20)               -               (39)               -
     Bank overdraft                                                      (104)             249               251              350
                                                                -------------     -------------     -------------    -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                               9,526              263            12,292            1,607
                                                                -------------     -------------     -------------    -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    1,449             (109)           (1,423)            (369)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOd                            125              804             2,997            1,064
                                                                =============     =============     =============    =============
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $       1,574      $       695      $      1,574     $        695
                                                                =============     =============     =============    =============

                 CHALLENGER INTERNATIONAL, LTD. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JULY 31, 1995


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


ACQUISITIONS

     The Company concluded the acquisition of Intelect, Inc. ("Intelect") on April 24, 1995, however due to pending legal agreements to retire Intelect's secured debt, the Company did not fund the acquisition until June 27, 1995. The excess of purchase price over the estimated fair values of the net assets acquired has been recorded as excess of cost over net assets of company acquired, which will be amortized over fifteen years.

     Current installments of long-term debt and long-term debt net of current maturities both include $4,500,000 of debt assumed in connection with the acquisition of Intelect. In connection with the intended sale of Savage Corporation ("Savage") to Mossberg Corporation ("Mossberg"), Mossberg provided the Company with a loan of $9,000,000 (the "Mossberg Note") to fund the Company's acquisition of Intelect.


LONG-TERM DEBT

     Current installments of long-term debt and long-term debt net of current maturities both include $4,500,000 of debt assumed in connection with the acquisition of Intelect. In connection with the intended sale of Savage Corporation ("Savage") to Mossberg Corporation ("Mossberg"), Mossberg provided the Company with a loan of $9,000,000 (the "Mossberg Note") to fund the Company's acquisition of Intelect.

     The acquisition of Intelect required the issuance by Intelect of debentures (the "Debentures") of $2,500,000 plus the amount by which certain of Intelect's debts to two major customers (the "Debts") were settled for less than $6,000,000. The Debts were settled for $5,180,000 and accordingly the face value of the Debentures were issued in the amount of $3,320,000 ($2,500,000 plus $6,000,000 minus $5,180,000). In accordance with the purchase agreement the face value of the Debentures can be reduced by the amount that defined net assets at the acquisition date (April 24, 1995) are less than $1,268,000. As at July 31, 1995 this reduction is estimated to be $1,797,000 and accordingly the value of the Debentures, which bear interest at 6%, are $1,523,000 payable over the four year period post-acquisition.


RESEARCH AND DEVELOPMENT (R&D)

     Capitalization of development costs commences upon the establishment of technological feasibility. Both the establishment of technological feasibility and the ongoing assessment of recoverability of capitalized development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in software and hardware technologies. Whilst technological feasibility has been established, future revenue potential has not been established and accordingly R&D expenses, which relate solely to the business of Intelect, has been expensed in the accompanying financial statements.

INVENTORIES

     The components of inventories are as follows (thousands of U.S. dollars):


                                                              JULY 31              OCTOBER 31
                                                          ----------------      -----------------
                                                                1995                   1994
                                                                ----                   ----

           Raw materials                                    $       2,867         $          720
           Work in progress                                         7,174                  5,002
           Finished goods                                           3,187                    853
                                                         ----------------      -----------------
                                                                   13,228                  6,575
            Less:  allowance for obsolescence                         468                    126
                                                         ================      =================
                                                           $       12,760          $       6,449
                                                         ================      =================




           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
    AND RESULTS OF OPERATIONS FOR THE THREE MONTH PERIOD ENDED JULY 31, 1995



OVERVIEW

     The Company's third quarter financial statements primarily reflect the transition of the Company's business from sporting firearms through its subsidiary Savage Corporation ("Savage") to telecommunications through its subsidiary Intelect Systems Corp. ("Intelect"). Third quarter results combine the relatively robust performance by Savage over the full nine months and start-up of Intelect following the acquisition of Intelect, Inc. on April 24, 1995. Prior year accounts include only the results of Savage.

     Results for the quarter ended July 31, 1995 include the consolidation of Savage for the full nine months and Intelect Systems Corp. for three months. Comparative results for the prior year include only Savage.

     Consolidated sales totaled $24,626,000 for the nine months and $10,542,000 for the three months ended July 31, 1995 - up from $17,548,000 and $8,156,000 the prior year. This increase is primarily attributable to Savage ($23,578,000 versus $17,548,000 for nine months and $9,494,000 versus $8,156,000 for three months) with Intelect contributing $1,048,000 for the three months ended July 31, 1995.

     Pretax income fell to $483,000 for the quarter from $1,407,000 and to $2,355,000 for the nine months from $2,714,000 reflecting a net loss by Intelect of $1,614,000 and net income by Savage of $2,326,000. Savage reported an increase in operating income for the three months ended July 31, 1995 to $2,489,000 up from $1,782,000 for the same period in 1994, and for the nine months ended July 31, 1995 to $4,661,000 up from $3,541,000 for the corresponding 1994 period.

     Net income was $681,000 or $0.06 per share for the nine months, down from $2,059,000 or $0.10 per share in 1994. For the three months to July 31, 1995 the net loss was $430,000 or $0.04 per share compared with net income of $1,097,000 or $0.10 per share in 1994.

     On a per share basis, since there has not been a tax consolidation with Intelect, after-tax results reflect estimated taxes on the Savage profits, but do not benefit from an estimated tax reduction for the Intelect loss. In this format, earnings (loss) per share for the third quarter and nine months were $(0.04) and $0.06, compared to $0.10 and $0.19 in 1994. This tax reporting anomaly will be resolved upon the sale of Savage.

     The Company executed definitive acquisition documents on April 25, 1995 and funded the acquisition of Intelect, Inc. on June 27, 1995. The delay was due to final agreements to retire Intelect, Inc.'s secured debts.

     The Company had previously entered into a Letter of Intent to sell Savage to Mossberg for $35,000,000 plus additional consideration to be determined at closing. The Company and Mossberg were subsequently not able to complete a definitive agreement on mutually acceptable terms. The Company has therefore agreed to sell Savage to Savage Sports Corporation (the "Buyer"), a newly-formed company owned by Ronald Coburn, the President of Savage and Fleet Equity Partners of Providence, Rhode Island. The Agreement reflects a base price of $33,000,000 and the assumption by the Buyer of up to $6,000,000 of defined debt. The Company will be required to repay the Mossberg Note (amounting to $9,000,000 plus interest) and to retire certain preferred shares of Savage which will require a cash payment of $500,000 and the issuance of 160,991 shares of the Company. In


connection   with  the  sale  of  Savage,   the  Company  will  retain   certain
environmental and product liability contingent liabilities relating to Savage's operations prior to the sale which is planned on or about October 31, 1995.

RESULTS OF OPERATIONS

     Until the sale of Savage is concluded, the Company continues to consolidate Savage's operations. Accordingly, the results of operations of Savage and Intelect are discussed separately below:


SAVAGE CORPORATION

     The  following  is a  summary  of  results  of  Savage  (thousands  of U.S.
Dollars):


                                                                     THREE MONTHS ENDED                 Nine Months Ended
                                                               -------------------------------    -------------------------------
                                                                          JULY 31                            July 31
                                                               -------------------------------    -------------------------------
                                                                   1995              1994             1995               1994
                                                               -------------     -------------    -------------     -------------

            Net sales                                          $      9,494      $      8,156     $     23,578      $     17,548
            Cost of sales                                             5,472             5,402           15,041            11,608
                                                               -------------     -------------    -------------     -------------
            Gross Margin                                              4,022             2,754            8,537             5,940
            Interest                                                    332               175              661               413
            Selling, general and administrative                       1,534               972            3,876             2,399
                                                               -------------     -------------    -------------     -------------
            Operating income - before taxes                           2,156             1,607            4,000             3,128
            Income taxes                                                913               310            1,674               655
                                                               =============     =============    =============     =============
            Net income                                         $      1,243      $      1,297    $       2,326      $      2,473
                                                               =============     =============    =============     =============


     The  following  is a  description  of the  economic  performance  of Savage
Corporation:

SALES
     Sales increased by 16% to $9,494,000 from $8,156,000 for the quarter and by 34% to $23,578,000 from $17,548,000 for the nine months compared with 1994. The increase was due to the incremental sales of Lakefield Arms, acquired on November 1, 1994, amounting to $2,364,000 and to an increase in unit sales of Savage Arms' products to 79,311 from 69,139 for the nine months and to 32,381 from 32,337 for the three months.

GROSS  MARGIN
     Margins for the three months were 43% (1994: 34%) and 37% (1994: 34%) for the nine months. The increase is due primarily to operating efficiencies, overhead absorption and a generally higher level of production than in prior years.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A)
     SG&A expenses rose to $1,534,000 (1994: $972,000) for the three months and $3,876,000 (1994: $2,399,000) for the nine months due to higher selling expenses which are directly proportionate to sales levels. In addition, expenses of approximately $233,000 are included in SG&A representing costs incurred in connection with a loan of $9,000,000 advanced by Mossberg Corporation, the proceeds of which were used to acquire Intelect.

INTEREST
     Interest expense is slightly higher than in 1994 ($194,000 versus $175,000 for the three months and $523,000 versus $413,000 for the nine months) exclusive of $138,000 incurred in 1995 relating to the Mossberg loan.

INTELECT SYSTEMS CORP.

     The following is a summary of the results of Intelect from April 24, 1995 (the date of acquisition) to July 31, 1995 (thousands of U.S. Dollars):

                                                                     THREE MONTHS ENDED                 Nine Months Ended
                                                               -------------------------------    -------------------------------
                                                                          JULY 31                            July 31
                                                               -------------------------------    -------------------------------
                                                                   1995              1994             1995                  1994
                                                               -------------     -------------    -------------     -------------

            Net sales                                          $     1,048       $          -     $      1,048       $         -
                                                               -------------     -------------    -------------     -------------
            Gross Margin                                               (35)                 -              (35)                -
            Research and development                                   784                  -              784                 -
            Selling, general and administrative                        795                                 795
                                                               -------------     -------------    -------------     -------------
            Pretax loss                                             (1,614)                 -           (1,614)                -
            Taxes                                                        -                  -                -                 -
                                                               =============     =============    =============     =============
            Net loss                                           $    (1,614)      $          -     $     (1,614)      $         -
                                                               =============     =============    =============     =============


SALES
     Sales for the three months ended July 31, 1995 totalled $1,048,000 and comprised the completion of back orders for DAV equipment for the F.A.A., completion of Intelect's first teleconferencing installation and the Iceland project.

GROSS MARGIN
     Gross margins were a negative .04% due to the low level of sales activity (creating low overhead absorption) and the fact that the back order status was long overdue thereby making the traditional margins unachievable.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A)
     SG&A expenses amounted to $795,000 and reflect the ramp up of marketing efforts following the acquisition of Intelect. In this initial period, expected to extend through December 31, 1995, the sales costs will preceed orders and related gross margin contributions.

RESEARCH AND DEVELOPMENT (R&D)
     R&D costs amounted to $784,000 and principally comprised of the costs of preparing both the S4(TM) and PANTHER(TM) products for roll out at trade shows in September and in commercializing these products. R&D is expected to continue at this level for at least one year.


LIQUIDITY AND CAPITAL RESOURCES

     The Company completed its funding of Intelect on June 27, 1995. Proceeds from the Mossberg Note (of $9,000,000) were received on May 31, 1995. The acquisition of Intelect required the issuance by Intelect of debentures (the "Debentures") of $2,500,000 plus the amount by which certain of Intelect's debts to two major customers (the "Debts") were settled for less than $6,000,000. The Debts were settled for $5,180,000 and accordingly the face value of the Debentures were issued in the amount of $3,320,000 ($2,500,000 plus $6,000,000 minus $5,180,000). In accordance with the purchase agreement the face value of the Debentures can be reduced by the amount that defined net assets at the acquisition date (April 24, 1995) are less than $1,268,000. As at July 31, 1995 this reduction is estimated to be $1,797,000 and accordingly the value of the Debentures, which bear interest at 6%, are $1,523,000 payable over the four year period post-acquisition. The Company is also contingently liable for additional payments of up to $4,000,000 based on the future profitability of Intelect over the four year period from January 1, 1995. This liability, if realized, can be settled in cash or common shares of the Company, at the Company's option.

     The Company expects to receive approximately $31,000,000 in cash on the closing of the sale of Savage representing the base price of $33,000,000 less the retirement of Savage's preferred shares ($500,000) and legal and other costs of approximately $1,500,000. These funds will be used to retire the Mossberg Note of $9,000,000 plus interest of approximately $450,000. In the event that the sale of Savage is not concluded, the Company will be required to fund Intelect's working capital needs and to retire the Mossberg Note over two years from the cash flow of Savage. The Mossberg Note will bear interest at 17% if not repaid by October 31, 1995 and is secured by the shares of Savage. No assurances can be given that Savage's cash flow will be sufficient to fund these cash requirements or that the Company will be able to obtain other sources of capital. In the event that the Company defaults on the Mossberg Note, the Company would forfeit its primary business and principal source of revenue, net income and cashflow.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)  Exhibits.

              11  Calculation of Earnings Per Share

              27  Financial Data Schedule


         (b)  Reports on Form 8-K

              None.














                                   SIGNATURES








Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                            CHALLENGER INTERNATIONAL, LTD.
                                            ------------------------------
                                                       (Registrant)




Date:  May 29, 1996                            /s/  PETER G. LEIGHTON
       ------------                        ------------------------------
                                           Peter G. Leighton
                                           President and Chief Financial Officer

