Form 10-Q
period 1996-06-30
INTELECT COMMUNICATIONS SYSTEMS LTD
filed 1996-08-14
CIK 316672

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

     For the quarterly period ended June 30, 1996

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

                          REID HOUSE, 31 CHURCH STREET
                                HAMILTON, BERMUDA
                                      HM12
               (Address of principal executive offices, zip code)

                                 (441) 295-8639
              (Registrant's telephone number, including area code)

                            ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes x   No
                                      ---    ---
There were 12,910,537 shares of the registrant's Common Stock, par value $.01 per share, outstanding on July 31, 1996.

- --------------------------------------------------------------------------------

- --------------------------------------------------------------------------------






                     INTELECT COMMUNICATIONS SYSTEMS LIMITED

                                      INDEX




                                                                                                   PAGE
PART I     FINANCIAL INFORMATION

ITEM 1     FINANCIAL STATEMENTS

           Consolidated Balance Sheets of the Company                                               2
            (unaudited) at June 30, 1996 and December 31, 1995

           Consolidated Statements of Operations of the Company                                     3
            (unaudited) for the three and six months ended June 30, 1996 and 1995

           Consolidated Statements of Cash Flows of the Company                                     4
            (unaudited) for the three and six months ended June 30, 1996 and 1995

           Notes to the Consolidated Financial Statements                                           5

ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                                        8
            CONDITION AND RESULTS OF OPERATIONS

PART II    OTHER INFORMATION

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                     11

ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K                                                        12

           SIGNATURES







PART I - FINANCIAL INFORMATION


            INTELECT COMMUNICATIONS SYSTEMS LIMITED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                         (Thousands of U.S. Dollars)
                                                                                 (Unaudited)

                                                                                   June 30                       December 31
                                                                                     1996                           1995
                                                                              -------------------             ------------------

ASSETS
Current Assets:
     Cash and cash equivalents                                                 $          3,083                $         15,039
     Marketable securities                                                                   85                               -
     Accounts receivable                                                                  2,603                           1,375
     Inventories                                                                          2,759                           2,537
     Prepaid expenses                                                                       439                             406
     Other current assets                                                                   117                               -
     Loan receivable                                                                          -                             600
                                                                              -------------------             ------------------
                                                                                          9,086                          19,957
Property and equipment - net                                                              4,150                           1,839
Excess of cost over net assets of companies acquired                                     19,967                           8,685
Software development costs                                                                1,765                               -
Deferred financing costs                                                                  1,318                               -
Deferred income taxes                                                                     2,033                               -
Other intangible assets                                                                   4,611                             758
                                                                              -------------------             ------------------
                                                                               $         42,930                $         31,239
                                                                              ===================             ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                          $          2,498                $          1,680
     Accrued liabilities                                                                  1,701                           1,989
     Net liabilities of discontinued operations                                             401                             476
     Current installments of obligations under capital leases                               177                             145
     Current maturities of long-term debt                                                 3,848                           1,041
                                                                              -------------------             ------------------
                                                                                          8,625                           5,331
Long-term obligations under capital leases,
     net of current maturities                                                              195                             200
Long-term debt, net of current maturities                                                 4,010                             168
Convertible Debentures                                                                    5,028                               -
                                                                              -------------------             ------------------
                                                                                         17,858                           5,699
                                                                              -------------------             ------------------

SHAREHOLDERS' EQUITY:
     Common shares, $0.01 par value,
          80,000,000 shares authorized.
          12,885,537 issued and outstanding at June 30, 1996
          (December 31,1995 - 11,385,117)                                                   129                             114
     Share premium                                                                       18,020                          11,673
     Unrealized gain on marketable securities                                                31                              -
     Retained earnings - since November 1, 1992                                           6,892                          13,753
                                                                              -------------------             ------------------
                                                                                         25,072                          25,540
                                                                              -------------------             ------------------
                                                                               $         42,930                $         31,239
                                                                              ===================             ==================






                                       2





            INTELECT COMMUNICATIONS SYSTEMS LIMITED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                       (Thousands of U.S. Dollars, except share data)
                                                                                         (Unaudited)
                                                                         Three Months Ended       Six Months Ended
                                                                               June 30                 June 30
                                                                         ------------------      ------------------
                                                                          1996        1995        1996        1995
                                                                          ----        ----        ----        ----

STATEMENT OF OPERATIONS
Revenues:
     Net sales                                                         $  1,147    $    613    $  3,225    $    613
     Services                                                               769          --       2,063          --
     Interest and other income                                              128          30         291          56
                                                                       --------    --------    --------    --------
                                                                          2,044         643       5,579         669
                                                                       --------    --------    --------    --------
Costs and expenses:
     Cost of sales                                                        2,561         504       5,000         504
     Interest                                                               110           2         167           2
     Selling, general and administrative                                  4,130         646       7,531         612
     Engineering and development                                          1,816         490       1,993         490
     Equity in loss of investee                                              --         280          --         280
                                                                       --------    --------    --------    --------
                                                                         8,617       1,922       14,691       1,888
                                                                       --------    --------    --------    --------

Loss from continuing operations
      before income taxes                                                (6,573)     (1,279)     (9,112)     (1,219)

Income tax benefit                                                        1,708          --       2,261          --
                                                                       --------    --------    --------    --------
Loss from continuing operations                                          (4,865)     (1,279)     (6,851)     (1,219)

Discontinued operations:
     Income (loss) from discontinued operations                              --         832          (9)      1,074
                                                                       --------    --------    --------    --------
Loss before extraordinary item                                           (4,865)       (447)     (6,860)       (145)

Equity in extraordinary gain of investee                                     --         646          --         646
                                                                       --------    --------    --------    --------
Net income (loss) for period                                           $ (4,865)   $    199    $ (6,860)   $    501
                                                                       ========    ========    ========    ========
EARNINGS PER SHARE
Primary and fully diluted earnings
     Income (loss) per share

          Continuing operations                                        $  (0.36)   $  (0.11)   $  (0.52)   $  (0.11)

          Discontinued operations                                      $     --    $   0.07    $     --    $   0.09
                                                                       --------    --------    --------    --------
          Loss before extraordinary item                               $  (0.36)   $  (0.04)   $  (0.52)   $  (0.02)
                                                                       --------    --------    --------    --------
          Extraordinary item                                           $     --    $   0.06    $     --    $   0.06
                                                                       --------    --------    --------    --------
          Net income (loss) for period                                 $  (0.36)   $   0.02    $  (0.52)   $   0.04
                                                                       ========    ========    ========    ========
WEIGHTED AVERAGE NUMBER OF SHARES AND
     COMMON STOCK EQUIVALENTS OUTSTANDING
     (IN THOUSANDS)                                                      13,317      11,415      13,162      11,402
                                                                       ========    ========    ========    ========








            INTELECT COMMUNICATIONS SYSTEMS LIMITED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 (Thousands of U.S. Dollars, except share data)
                                                                                                  (Unaudited)
                                                                                           Six Months Ended June 30
                                                                                ------------------------------------------------
                                                                                             1996                 1995
                                                                                         --------             --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) for period                                                             $ (6,860)            $    501
Adjustments to reconcile net income to net cash used in operating activities:
     Equity in income of investee - net                                                      --                   (366)
     Depreciation and amortization                                                          1,079                  134
     (Income) loss from discontinued operations                                                 9               (1,074)
     Foreign exchange translation                                                              14                   --
     Noncash compensation                                                                     239                   --
     Noncash financing costs                                                                   61                   --
     Noncash compensation on acquisition of Mosaic Technologies Inc.                          500                   --
     Noncash interest                                                                           9                   --
Changes in operating assets and liabilities:
     Accounts receivable                                                                     (595)                (257)
     Inventories                                                                               85                  351
     Other assets                                                                             (95)                (116)
     Deferred tax benefit                                                                  (2,261)                  --
     Deferred charges                                                                      (1,764)                  --
     Deferred financing  costs                                                               (294)                  --
     Accounts payable and accrued liabilities                                                  61               (1,913)
     Net liabilities of discontinued operations                                               (75)                 114
     Noncash adjustment to goodwill                                                           (77)                 306
                                                                                         --------             --------
Net cash used in operating activities                                                      (9,964)              (2,320)
                                                                                         --------             --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment in discontinued operation                                                      --               (1,560)
     Capital expenditures                                                                  (2,138)                 (36)
     Purchase of marketable securities                                                        (55)                  --
     Investment in and advances to Intelect                                                    --                   --
     Investment in other assets                                                            (1,276)                (406)
     Loan receivable                                                                          600                   --
     Proceeds on sale of fixed assets                                                          57                   --
     Acquisition of Intelect, Inc.                                                             --                 (632)
     Acquisition of DNA Enterprises, Inc.                                                  (3,010)                  --
     Acquisition of Mosaic Information Technologies Inc.                                   (2,004)                  --
                                                                                         --------             --------
Net cash used in investing activities                                                      (7,826)              (2,634)
                                                                                         --------             --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of convertible debentures                                       5,000                   --
     Proceeds from issuance of notes payable                                                   --               10,502
     Payments on notes payable                                                               (880)              (6,032)
     Proceeds from issuance of capital leases                                                  79                   10
     Payments on capital lease obligations                                                    (59)                 (42)
     Payment of long-term debt                                                               (119)                  --
     Proceeds from issuance of common shares                                                1,813                  193
     Quasi-reorganization                                                                      --                  499
                                                                                         --------             --------
Net cash provided by financing activities                                                   5,834                5,130
                                                                                         --------             --------

Net increase (decrease) in cash and cash equivalents                                      (11,956)                 176
Cash and cash equivalents, beginning of period                                             15,039                2,555
                                                                                         --------             --------
Cash and cash equivalents, end of period                                                 $  3,083             $  2,731
                                                                                         ========             ========





                     INTELECT COMMUNICATIONS SYSTEMS LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 1996


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


RESTATEMENTS

     During 1995, the Company changed its fiscal year end to December 31 from October 31. Accordingly, the Company has filed a Transition Report on Form 10-K for the transition period from November 1, 1995 to December 31, 1995 (the "Transition Period"). Going forward, the Company will report results for the quarters ending March 31, June 30, September 30 and December 31.

     On October 31, 1995 the Company sold its prior principal operating subsidiary, Savage Corporation ("Savage"). Accordingly, Savage results are accounted for as discontinued operations in the accompanying financial statements.


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


OTHER INTANGIBLE ASSETS

    Other Intangible Assets include licensed technology of $3,500,000 of which $625,000 was paid in June, 1996 with the balance due in quarterly installments, in arrears, from September, 1996. The licensed technology is carried at its present value with an imputed interest rate of 7% on the deferred balance and will be amortized over a three year period to costs of good sold based on anticipated revenue generation.


ACQUISITIONS

     The Company concluded the acquisitions of DNA Enterprises, Inc. ("DNA") on February 13, 1996 and Mosaic Information Technologies Inc. ("Mosaic") on March 29, 1996. Both acquisitions have been accounted for as purchases and accordingly the accompanying financial statements include the results of DNA and Mosaic from their respective acquisition dates. The excess of purchase price over the estimated fair values of the net assets acquired has been recorded as goodwill, which is being amortized over ten years.



     The estimated fair values of assets and liabilities of Mosaic and DNA acquired are summarized below. Adjustments made during the second quarter to certain Mosaic assets and Goodwill are included (thousands of U.S. Dollars):

                                                                                      June 30
                                                                       -------------------------------------
                                                                           Mosaic                   DNA
                                                                           ------                   ---
              Cash                                                       $    (6)               $     3
              Accounts receivable                                             55                    621
              Inventory                                                      245                      -
              Property and equipment                                          81                    502
              Goodwill                                                     4,675                  7,280
              Accounts payable and accruals                                 (285)                  (214)
              Debt                                                           (16)                  (180)
                                                                       ----------------    ----------------
                                                                         $ 4,749                $ 8,012
                                                                       ================    ================


Long-term Debt (thousands of U.S. Dollars)


                                                                           June 30            December 31
                                                                       ----------------     ----------------
                                                                            1996                 1995
                                                                            ----                 ----
              Subordinated debentures - at 6% due in five equal
                   annual installments starting June 1996                $   216              $   224
              Deferred purchase price payment due in
                   installments on February 1997 and 1998 (i)              5,000                    -
              Present value of license  technology  installment
                   payments due in quarterly amounts of $325,000
                   commencing September, 1996 (ii)                         2,642                    -
              Other
                                                                               -                  985
                                                                       ----------------     ----------------
                                                                           7,858                1,209
              Less:  current installments                                 (3,848)              (1,041)
                                                                       ----------------     ----------------
                                                                         $ 4,010              $   168
                                                                       ================     ================

              Notes:
              (i) Deferred purchase price payments relate to the acquisition of DNA Enterprises, Inc. (a) $1,000,000 in cash on February 13, 1997; (b) $400,000 in cash on February 13, 1998; (c) Warrants issued to certain shareholders of DNA to purchase 300,000 Common Shares at $5.00 per share February 13, 1996; and (d) Warrants to be issued to certain shareholders of DNA to purchase a further 300,000 Common Shares at $7.00 per share on the second anniversary of Closing. The Company has agreed to repurchase the Common Shares issued pursuant to the warrants under (c) and (d) above at prices of $5.00, $5.50 and $6.00 per share on the first, second and third anniversary of Closing, respectively, at the option of the selling shareholders and a liability of $3,600,000 has been accrued for in anticipation of this Put option.
              (ii)     $3,500,000 of which  $625,000 was paid in June, 1996. The
                       balance is payable quarterly, in arrears, in installments of $325,000 from September, 1996.


CONVERTIBLE DEBENTURES

     During the quarter  ended June 30,  1996,  the Company  issued  Convertible
Debentures (the "June Debentures") in the aggregate principal amount of $5,000,000 bearing interest at 7.5% payable quarterly in arrears. The June Debentures mature on June 7, 1998, are redeemable for cash at the Company's option at 117.5% of their face value and are convertible at the holder's option into common shares at 82.5% of the NASDAQ trading price on conversion. One half of the aggregate principal amount of the June Debentures are currently convertible into Common Shares with the balance convertible after September 5, 1996.

     The Company may require the holders of the June Debentures to purchase an additional $5,000,000 on substantially the same terms as the June Debentures and the holders have the right to require the Company to issue such additional debentures, however, the Company will not be required to issue such debentures if the Company has filed a registration statement with the SEC on or before October 1, 1996 for the issuance of common shares and, in the opinion of investment bankers engaged for that purpose, the issuance of debentures would materially adversely affect the proposed offering.


SOFTWARE DEVELOPMENT COSTS

     Capitalization of development costs commences upon the establishment of technological feasibility. Both the establishment of technological feasibility and the ongoing assessment of recoverability of capitalized development costs involve judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and possible developments in software and hardware technologies. The Company has not capitalized any costs in prior periods because eligible amounts were immaterial for those periods. Technological feasibility and future revenue potential has now been established for the Company's SONETLYNX, S4o and Mosaic product lines. Accordingly, relevant and eligible expenditures for these products have been capitalized in the accompanying financial statements.


INVENTORIES

     The components of inventories are as follows (thousands of U.S. dollars):


                                                                       June 30            December 31
                                                                   ----------------     ----------------
                                                                        1996                 1995
                                                                        ----                 ----
          Raw materials                                             $  2,113              $ 1,554
          Work in progress                                               322                  544
          Finished goods                                                 974                1,169
                                                                   ----------------     ----------------
                                                                       3,409                3,267
          Less:  allowance for obsolescence                              650                  730
                                                                   ----------------     ----------------
                                                                   $   2,759              $ 2,537
                                                                   ================     ================


ACCOUNTING FOR WARRANTS

     In October, 1995 the Financial Accounting Standards Board issued Statement 123 ("FAS 123") "Accounting for Stock-Based Compensation", which requires companies to value all options and warrants issued for compensation at their "fair value" at the date of issuance. FAS 123 affects all companies whose financial years begin after December 15, 1995. The Statement establishes financial accounting and reporting standards for stock based employee compensation plans and encourages, but does not require, all entities to adopt a fair value based method of accounting for employee stock option plans. The Company has elected to continue accounting for its stock based employee compensation plans in accordance with the intrinsic value based method of accounting.

     The effect of this new accounting standard is twofold (i) all employee stock options must be valued and disclosed on a pro-forma basis in note form in the year end financial statements and (ii) all warrants and options granted for services must be valued on a call option basis and expensed accordingly. The pricing model used in this calculation, Black-Scholes Model, makes certain assumptions about the underlying stock based primarily on its past performance to determine future performance.

     During the second quarter 1996, the Company issued certain warrants to third parties as partial payment of financial advisory fees in connection with the June Debentures. These warrants were issued to third parties as part payment of a finders fee and entitle the holders to purchase a total of 125,000 of the Company's common shares at a price of $13.1875 per share. Using the prescribed Black-Scholes Model the value placed on these warrants is $1,058,000. This amount , together with other debt issue costs of $303,000 are being amortized to financing expense over the life of the June Debentures or until conversion takes place at which time these costs will be debited to paid in capital.


SUBSEQUENT EVENTS

     On August 8, 1996 (the "Issuance Date") the Company issued an additional $10,000,000 in Convertible Debentures (the "August Debentures") due on August 8, 1998, bearing interest at 7.5% and the principal amount of which is convertible into common shares in equal one-third amounts sixty, ninety and one hundred twenty days after the Issuance Date at the lower of (i) 15% discount to the average five day closing bid price on NASDAQ prior to the Notice of Conversion date and (ii) the fixed price conversion of $11.0825, subject to a maximum of 2,602,107 shares. In the event that the conversion price would result in a higher number of shares the Company would be required to seek shareholder approval to issue additional shares or to redeem the unconverted debentures for cash in an amount equal to 125% of their face value. If shareholder approval is not obtained and the Company is unable to redeem the debenture balance, the Company is subject to a penalty of $500 per day, per million, of the remaining principal amount of the August Debentures.



                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                       FOR THE PERIOD ENDED JUNE 30, 1996


RESULTS OF OPERATIONS

     The Company is transitioning through a period of consolidating and integrating newly acquired operations, bringing to market innovative new products, implementing extensive development and engineering of advanced new products, and expanding Company wide marketing and sales efforts. The costs and other effects of these programs and activities are adversely impacting current results for intended benefits of improving revenues, operating performance and financial results in future reporting periods.

     During the period ended June 30, 1995, the Company completed its purchase of Intelect, Inc. and included the results of Intelect, Inc. from date of acquisition April 24, 1995, but had not yet acquired DNA Enterprises, Inc. ("DNA") or Mosaic Information Technologies Inc.("Mosaic"). Management does not consider that comparisons of the current period to the same period in 1995 would be meaningful in determining a trend.

     The following table shows the results of operations for the periods indicated as a percentage of net sales and other revenue:


                                                                                (Thousands of U.S. Dollars)
                                                                                        (Unaudited)
                                                                Three Months Ended                     Six Months Ended
                                                                     June 30                                June 30
                                                       -------------------------------------  ------------------------------------
                                                             1996               1995                1996               1995
                                                       -------------------------------------  ------------------------------------
     Net sales, services and other revenues                   100.0%            100.0%              100.0%             100.0%
     Cost of sales                                            125.3%             78.4%               89.6%              75.3%
                                                       ------------------ ------------------  -----------------  -----------------
     Gross profit                                             (25.3%)            21.6%               10.4%              24.7%
     Selling, general and administrative                      168.3%             79.6%              115.7%              71.5%
     Engineering and development                               88.9%             76.0%               35.7%              73.1%
     Interest expense                                           5.4%               .5%                3.0%                .5%
     Amortization and depreciation                             33.8%             20.8%               19.3%              20.0%
     Equity in loss of investee                                  .0%             43.6%                 .0%              41.9%
                                                       ------------------ ------------------  -----------------  -----------------
     Operating (loss) income before income taxes             (321.7%)          (198.9%)            (163.3%)           (182.3%)
     Income (loss) from discontinued operations                  .0%            129.5%                (.2%)            160.5%
                                                       ------------------ ------------------  -----------------  -----------------
     Income (loss) before extraordinary item                 (321.7%)           (69.5%)            (163.5%)            (21.7%)
     Equity in extraordinary gain of investee                    .0%            100.5%                 .0%              96.6%
                                                       ------------------ ------------------  -----------------  -----------------
     Income (loss) before income taxes                       (321.7%)           (31.0%)            (163.5%)            (74.9%)
                                                       ------------------ ------------------  -----------------  -----------------


NET SALES AND SERVICES

     Net sales and services revenue for the three months ended June 30, 1996 increased 213% to $1,916,000 from $613,000 in the three month period ended June 30, 1995. For the three months ended June 30 1996 and 1995 respectively, these sales were comprised of (i) S4o product of 7.2% and 27.1%, manufactured by Intelect, Inc., (ii) information security products 6.8% and 0%, distributed by the Company's U.K. based value added reseller, (iii) engineering service fees of 40.1% and 0% , for services provided by DNA, (iv) videoconferencing sales of 1.5% and 0% through Mosaic from the date of acquisition (March 29, 1996) and (v) other products 44.4% and 72.9%, consisting primarily of analog air traffic control communications switching systems.

     The sales cycle for the Company's new digital switch product line, S4o, effectively commenced with customer acceptance for its first major commercial installation in Iceland in February 1996. This installation went "live" during the third week of July and is functioning on a stand alone basis. The Company currently expects increased sales of this product during the second half of 1996 and thereafter.

     Initial releases of the Company's new SONETLYNX product line were introduced during the second quarter of 1996. Customer demonstrations, tests and initial orders of the OC-1 version are underway into the second half of 1996. Primary emphasis is being placed upon establishing distribution arrangements and sales channels. Increased sales are expected during the second half of 1996 and upon completion of the OC-3 version targeted for release during the fourth quarter of 1996.


     The Company also expects to realize increased revenues from its sales of videoconferencing products during the second half of 1996. These products became commercially available during the second quarter of 1996. Marketing, sales and service organizations were hired and focused concurrently. Material sales possibilities are being developed through demonstrations, tests and pilot programs with customers in the principal category of "Fortune 2000" companies with established networks and defined applications. Initial sales may vary materially from quarter to quarter.

     Information security products are sold primarily to the military market which is influenced by unpredictable events and budgetary constraints which cause significant variances in sales from quarter to quarter. The operation that has marketed these products in the past is being restructured to emphasize sales of the Company's newly developed SONETLYNX and video-conferencing product lines.


GROSS PROFIT

     The Company's gross loss of $517,000 or (25.3%) for the three months ended June 30, 1996 was a decrease of $656,000 compared to a gross margin of $139,000 or 21.6% for the three months ended June 30, 1995. The second quarter 1996 result was below normal operating margins due to under absorption of operating costs and the initial placement or sale of new products as test modules with low or negative margins. In addition, the anticipation of increasing sales in the short-term and the development of scheduled product releases has necessitated the hiring and maintenance of core personnel in both operations (manufacturing) and sustaining engineering. Management expects that higher sales volumes in future quarters should result in higher margins.

     The Company's hardware and software design and development subsidiary DNA has currently committed over half of its personnel resources to the Company's CS4 project in order to expedite the completion of a demonstration prototype of the CS4, scheduled for November, 1996. DNA's profit on the CS4 project is eliminated on consolidation.


SELLING, GENERAL AND ADMINISTRATIVE (SG&A)

     For the three months ended June 30, 1996 SG&A expenses were up $2,928,000 at $3,440,000 or 168.3% from $512,000 or 79.6% compared with the three months ended June 30, 1995. This increase is due in part to the acquisitions of new business and ramp up in staffing for the selling, marketing and manufacturing of the Company's products. Selling and marketing expenses for the three months ended June 30, 1996 increased 509% to $1,479,000 compared with $243,000 for the same period 1995. G&A expenses were up 629% at $1,961,000 compared with $269,000 for the same period 1995.

     Marketing expenses relating to the rollout of the SONETLYNX product line and initial marketing for the CS4 in advance of sales amounted to $372,000. Marketing expenses relating to the Company's videoconferencing product line in advance of sales amounted to $247,000. Marketing expenses relating to the market development of the Company's product into the European market amounted to $278,000. In addition, the Company expensed $157,000 and $202,000 on demo units and trade shows, respectively.

     Prior year administrative expenses reflect traditional costs primarily associated with the Company's public status and related reporting requirements. However, legal and audit have increased substantially from prior years and are expected to continue in a similar trend. Deferred financing costs associated with the Company's issuance of the June Debentures amounted to $303,000 in cash expenditures and $1,058,000 in non-cash costs related to the issuance of warrants pursuant to FAS 123, which are being amortized over the life of the June Debentures.


INTEREST EXPENSE

     Interest expense increased to $110,000 or 5.4% from $3,000 or .5% for the three months ended June 30, 1996 and 1995 respectively. The current quarter amount represents interest on (i) debt at a fixed rate of 6% generating $13,000 for the three months ended June 30, 1996, incurred to finance the Company's acquisitions, which was retired on June 27, 1996, (ii) a line of credit of $300,000 to finance receivables which bears interest at 12% generating $19,000;
(iii) Debentures owed to the previous owners of Intelect, Inc., which bears interest at 7.5% generating $22,000, (iv) Convertible Debentures issued by the Company in June, 1996, which bears interest at 7.5% generating $18,000; (v) non-cash interest of $28,000 being the 17.5% redemption premium of the June Debentures, which is being amortized over the life of the June Debentures pursuant to APB 21; and (vi) capital leases of $12,000.



AMORTIZATION AND DEPRECIATION

     Amortization and depreciation is comprised of the following (thousands of U.S. Dollars):

                                                                     Three Months Ended               Six Months Ended
                                                                           June 30                         June 30
                                                                ------------------------------  ------------------------------
                                                                    1996            1995            1996            1995
                                                                    ----            ----            ----            ----

                   Depreciation of Property & Equipment         $     219       $      27       $     340       $      27
                   Amortization of Goodwill                           446             107             689             107
                   Technology Amortization                             25               -              50               -
                                                                --------------  --------------  --------------  --------------
                                                                $     690       $     134       $   1,079       $     134
                                                                ==============  ==============  ==============  ==============




     Depreciation of property and equipment has increased in part to the recent acquisitions. Goodwill is amortized over periods from 10 - 15 years and has also increased due to the acquisitions of DNA and Mosaic. Technology amortization is for intellectual property purchased in 1995.


ENGINEERING AND DEVELOPMENT (E&D)

     E&D expenses for the three months ended June 30, 1996 were $1,816,000 or 88.9% up from $489,000 or 76.0% for the three months ended June 30, 1995. This expense is comprised primarily of hardware labor costs that are not capitalizable under FAS 86 for the CS4 ($804,000) and SONETLYNX ($572,000) products in accordance with the Company's policies. The balance of $440,000 relates to further development of the Company's videoconferencing ($333,000) and S4o, ($107,000) products. This compares with E&D expense for the same period in 1995 of $369,000 and $120,000 on the S4o and SONETLYNX products, respectively.


INCOME (LOSS) FROM DISCONTINUED OPERATIONS

     The Company sold Savage Corporation ("Savage") on October 31, 1995. The results of Savage are accounted for as discontinued operations and accordingly comparative presentations reflect the Company's equity in the earnings of Savage for the relevant periods. This disposition accounts for the decrease in income in the three months ended June 30, 1996 to $nil from $832,000 for the same period in 1995.


INCOME TAX BENEFIT

     The Company recorded a tax benefit for the loss during the quarter ended June 30, 1996 of $1,708,000 on the U.S. based operations. This benefit reflects a tax rate of 34% and the Company's current belief that future taxable income will be generated from reversals of existing taxable temporary differences and sales of new and existing products. The timing and amount of such future taxable income may be impacted by a number of factors, including those discussed below under "Additional Factors That May Affect Future Results". To the extent that estimates of future taxable income are reduced or not realized, the amount of such deferred tax assets and the Company's effective tax rate may be adversely affected.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital decreased $13,515,000 at June 30, 1996 to $1,111,000 compared with $14,626,000 at December 31, 1995 due primarily to the Company's acquisitions of DNA and Mosaic and to the funding of E&D programs and operating losses. The Company regularly reviews its cash funding requirements on a consolidated basis and attempts to meet those requirements through a combination of cash on hand, cash provided by operations and possible future public or private debt and/or equity offerings. The Company utilizes a centralized corporate strategy for its cash management activities and invests its excess cash in investment grade short-term money market instruments.

     The Company believes that the cash proceeds from the issuance of the June Debentures and August Debentures together with the $5,000,000 from the additional debentures will be sufficient to meet its capital requirements for the next twelve months. Sales of substantial amounts of common shares, or the perception that these sales could occur, could adversely affect prevailing market prices for the common shares and could impair the ability of the Company to raise additional capital through the sale of its equity securities or through debt financing.


ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

     This Form 10-Q contains certain forward looking-statements within the meaning of Section 27A of the Securities Exchange Act of 1933, as amended and
Section 21E of the Securities Exchange Act of 1934 as amended. Actual events and results could differ materially from those set forth in the forward-looking statements. Certain factors that may cause such differences include worldwide economic and political conditions, industry specific factors, the Company's ability to maintain access to external financing sources and its financial liquidity, the Company's ability to timely develop and produce commercially viable products at competitive prices, the availability and cost of components, the Company's ability to manage expense levels, the Company's ability to manage growth, the continued financial strength of the Company's dealers and distributors, and the Company's ability to accurately anticipate customer demand.

     The Company's future success is highly dependent upon its ability to develop, produce and market products that incorporate new technology, are priced competitively and achieve significant market acceptance. There can be no assurance that the Company's products will be commercially successful or technically advanced due to the rapid improvements in information technology and resulting product obsolescence. There is also no assurance that the Company will be able to deliver commercial quantities of new products in a timely manner. The success of new product introductions is dependent on a number of factors, including market acceptance, the Company's ability to manage risks associated with product transitions, the effective management of inventory levels in line with anticipated product demand and the timely manufacturing of products in appropriate quantities to meet anticipated demand. Specifically, the Company has committed approximately $10 million to the development of an advanced generation of its S4o product for application in public telecommunications networks (the "CS4"). The Company currently estimates that the CS4 will be available for shipment in the third quarter of 1997. Potential customers for the CS4 are expected to include InterExchange Carriers, Local Exchange Carriers, Wireless, Personal Communications Service, Competitive Access Providers and, in general, operators of Advanced Intelligent Networks. The Company will be competing with established equipment manufacturers with greater financial resources and more developed channels of distribution. No assurances can be given that the Company will be successful in completing the CS4 on schedule, that the Company will be successful in competing in this environment or that it will be able to sell sufficient quantities of the CS4 to recover its investment or to realize profits. In addition, no prediction can be made as to the affect, if any, that future sales of common shares issued pursuant to the June and August Debentures will have on the market price of the common shares prevailing from time to time.


PART 2.  OTHER INFORMATION

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the 1996 Annual General Meeting of the Shareholders of the Company, held on June 26, 1996, the maximum number of six directors was approved, three directors were elected and the auditors for the ensuing year were appointed. The tabulation of the vote was as follows:


                                                       Shares                     Shares                    Shares
                                                       Voted For                  Withheld                  Against
                                                       ---------                  --------                  -------
Directors
- ---------
Fixing the maximum number of directors at six          8,524,345                  3,973,935                 27,257

Directors
- ---------

Anton von Liechtenstein                                8,566,205                  3,945,973                 13,359
Jeremy T.G. Posner                                     8,566,205                  3,945,973                 13,359
Wendell M. Hollis                                      8,566,205                  3,945,973                 13,359

Appointment of Auditors
- -----------------------
Appointment of KPMG  Peat Marwick ("KPMG") of
Hamilton, Bermuda as auditors for the ensuing year     8,568,153                  3,957,384                      -




ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS.

     4 Form of 7.5% Convertible Debenture due June 7, 1998 of Intelect Communications Systems Limited

     10(i) Convertible Securities Agreement dated June 7, 1996 among the Company and Infinity Investors, Ltd. ("Infinity") and Seacrest Capital Limited ("Seacrest")

     10(ii) Registration Rights Agreement among Intelect Communications Systems Limited and Infinity Investors, Ltd. and Secrest Capital Limited

     10(iii) Letter Agreement, dated July 31, 1996 among the Company, Infinity and Seacrest

     11       Calculation of Earnings Per Share

     27       Financial Data Schedule

(B)  REPORTS ON FORM 8-K:

     On June 3, 1996, the Company filed the audited financial statements of Mosaic Information Technologies, Inc. on Form 8-K/A to Current Report on Form 8-K filed April 12, 1996.





                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         INTELECT COMMUNICATIONS SYSTEMS LIMITED
                                         ---------------------------------------
                                                      (Registrant)



Date :   August 14, 1996                        /s/ RHIANON M. PEDRO
       -------------------                      -------------------------
                                                Rhianon M. Pedro
                                                Chief Financial Officer
                                                (principal financial officer)


Date:   August 14, 1996                         /s/ PETER G. LEIGHTON
      --------------------                      --------------------------
                                                Peter G. Leighton
                                                President



