Form 10-Q
period 1996-09-30
INTELECT COMMUNICATIONS SYSTEMS LTD
filed 1996-11-13
CIK 316672

--------------------------------------------------------------------------------

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

         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       OR

[   ]    TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(D) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM __________________ TO __________________


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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No __

     There were 14,132,617 shares of the registrant's Common Stock, par value $.01 per share, outstanding on October 31, 1996.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------




                     INTELECT COMMUNICATIONS SYSTEMS LIMITED

                                      INDEX




                                                                                                              PAGE
      PART I     FINANCIAL INFORMATION

      ITEM 1     FINANCIAL STATEMENTS

                 Consolidated Balance Sheets of the Company                                                       2
                  at September 30, 1996 (unaudited) and December 31, 1995

                 Consolidated Statements of Operations of the Company                                             3
                  (unaudited) for the three and nine months ended September 30, 1996 and 1995

                 Consolidated Statements of Cash Flows of the Company                                             4
                  (unaudited) for the nine months ended September 30, 1996 and 1995

                 Notes to the Consolidated Financial Statements                                                   5

      ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                                                8
                  CONDITION AND RESULTS OF OPERATIONS

      PART II    OTHER INFORMATION

      ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K                                                                12

                 SIGNATURES                                                                                      12







PART I - FINANCIALINFORMATION


                                   INTELECT COMMUNICATIONS SYSTEMS LIMITED AND SUBSIDIARIES
                                                  CONSOLIDATED BALANCE SHEETS

                                                                                         (Thousands of U.S. Dollars)
                                                                                 (Unaudited)
                                                                                 SEPTEMBER 30                    December 31
                                                                                     1996                           1995
                                                                              -------------------             ------------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                 $           4,079               $         15,039
     Marketable securities                                                                    93                              -
     Accounts receivable                                                                   2,260                          1,375
     Inventories                                                                           3,052                          2,537
     Prepaid expenses                                                                        394                            406
     Other current assets                                                                    429                              -
     Loan receivable                                                                           -                            600
                                                                              -------------------             ------------------
                                                                                          10,307                         19,957
PROPERTY AND EQUIPMENT - NET                                                               5,151                          1,839
EXCESS OF COST OVER NET ASSETS OF COMPANIES ACQUIRED                                      18,720                          8,685
SOFTWARE DEVELOPMENT COSTS                                                                 3,386                              -
DEFERRED FINANCING COSTS                                                                   1,854                              -
DEFERRED INCOME TAXES                                                                        818                              -
 OTHER INTANGIBLE ASSETS                                                                   4,603                            758
                                                                              -------------------             ------------------
                                                                               $          44,839              $          31,239
                                                                              ===================             ==================


LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                          $           2,482               $          1,680
     Accrued liabilities                                                                   1,639                          1,989
     Net liabilities of discontinued operations                                              400                            476
     Current installments of obligations under capital leases                                126                            145
     Current maturities of long-term debt                                                  3,848                          1,041
                                                                              -------------------             ------------------
                                                                                           8,495                          5,331

LONG-TERM OBLIGATIONS UNDER CAPITAL LEASES,
     net of current maturities                                                               195                            200
LONG-TERM DEBT, net of current maturities                                                  3,730                            168
CONVERTIBLE DEBENTURES                                                                    10,128                              -
                                                                              -------------------             ------------------
                                                                                          22,548                          5,699
                                                                              -------------------             ------------------

SHAREHOLDERS' EQUITY:
     Common shares, $0.01 par value,
          80,000,000 shares authorized.
          13,794,055 issued and outstanding at September 30,
          1996; (December 31,1995 - 11,385,117)                                              138                            114
     Share premium                                                                        23,724                         11,673
     Unrealized gain on marketable securities                                                 39                              -
     Retained earnings (deficit) - since November 1, 1992                                 (1,610)                        13,753
                                                                              -------------------             ------------------
                                                                                          22,291                         25,540
                                                                              -------------------             ------------------
                                                                               $          44,839               $         31,239
                                                                              ===================             ==================



                                   INTELECT COMMUNICATIONS SYSTEMS LIMITED AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         (Thousands of U.S. Dollars, except share data)
                                                                                           (Unaudited)
                                                                       Three Months Ended                Nine Months Ended
                                                                          September 30                     September 30
                                                                  -----------------------------     ----------------------------
                                                                      1996             1995             1996               1995
                                                                      ----             ----             ----               ----
STATEMENT OF OPERATIONS
REVENUES:
     Net sales                                                     $       445      $    1,176       $     3,670     $    1,789
     Services                                                            1,470               -             3,533              -
     Interest and other income                                             126              52               417             99
                                                                  -------------     -----------     -------------    -----------
                                                                         2,041           1,228             7,620          1,888
                                                                  -------------     -----------     -------------    -----------
COSTS AND EXPENSES:
     Cost of sales                                                       2,616             846             7,616          1,350
     Selling, general and administrative                                 5,131           1,183            12,662          1,786
     Engineering and development                                         1,114             821             3,107          1,311
     Interest                                                              459              39               626             41
     Equity in loss of investee                                              -               -                 -            280
                                                                  -------------     -----------     -------------    -----------
                                                                         9,320           2,889            24,011          4,768
                                                                  -------------     -----------     -------------    -----------

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES                    (7,279)          (1,661)          (16,391)        (2,880)

INCOME TAX BENEFIT (VALUATION ALLOWANCE)                               (1,215)               -             1,046              -
                                                                  -------------     -----------     -------------    -----------
LOSS FROM CONTINUING OPERATIONS                                        (8,494)          (1,661)          (15,345)        (2,880)

DISCONTINUED OPERATIONS:
     Income (loss) from discontinued operations                           (9)            1,233               (18)         2,307
                                                                  -------------     -----------     -------------    -----------
LOSS BEFORE EXTRAORDINARY ITEM                                         (8,503)            (428)          (15,363)          (573)


EQUITY IN EXTRAORDINARY GAIN OF INVESTEE                                    -               -                 -             646
                                                                  -------------     -----------     -------------    -----------
NET INCOME (LOSS) FOR PERIOD                                      $    (8,503)      $     (428)      $   (15,363)    $       73
                                                                  =============     ===========     =============    ===========

EARNINGS PER SHARE
PRIMARY AND FULLY DILUTED EARNINGS
     INCOME (LOSS) PER SHARE

          Continuing operations                                   $     (0.63)      $   (0.14)      $     (1.14)     $    (0.25)

          Discontinued operations                                 $         -       $    0.10       $         -      $     0.20
                                                                  -------------     -----------     -------------    -----------

          Loss before extraordinary item                          $     (0.63)      $   (0.04)      $     (1.14)     $    (0.05)
                                                                  -------------     -----------     -------------    -----------

          Extraordinary item                                      $         -       $        -      $          -     $     0.06
                                                                  -------------     -----------     -------------    -----------

          Net income (loss) for period                            $      (0.63)     $   (0.04)      $     (1.14)     $     0.01
                                                                  =============     ===========     =============    ===========
WEIGHTED AVERAGE NUMBER OF SHARES AND COMMON STOCK
     EQUIVALENTS OUTSTANDING (IN THOUSANDS)                             13,547          11,939            13,499         11,616
                                                                  =============     ===========     =============    ===========


                   INTELECT COMMUNICATIONS SYSTEMS LIMITED AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      (Thousands of U.S. Dollars, except share data)
                                                                                                       (Unaudited)
                                                                                              Nine Months Ended September 30
                                                                                   -------------------------------------------------
                                                                                              1996                    1995
                                                                                              ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) for period                                                             $       (15,363)          $          73

Adjustments to reconcile net income to net cash used in operating activities:
     Equity in income of investee - net                                                                 -                   (366)
     Depreciation and amortization                                                                 2,525                     367
     Deferred tax benefit                                                                         (1,046)                      -
     (Income) loss from discontinued operations                                                       18                  (2,722)
     Foreign exchange translation                                                                     14                       -
     Noncash compensation                                                                            380                       -
     Noncash financing costs                                                                         207                       -
     Noncash compensation on acquisition of Mosaic Information Technologies Inc.                     500                       -
     Noncash interest                                                                                251                     (35)

Changes in operating assets and liabilities:
     Accounts receivable                                                                           (251)                    (208)
     Inventories                                                                                   (208)                    (678)
     Other assets                                                                                  (362)                    (106)
     Software development costs                                                                  (3,392)                      -
     Deferred financing  costs                                                                   (1,201)                      -
     Accounts payable and accrued liabilities                                                       (24)                     387
     Net liabilities of discontinued operations                                                     (76)                       9
     Noncash adjustment to goodwill                                                                 (41)                     294
                                                                                      -------------------     -------------------
Net cash used in operating activities                                                           (16,869)                  (2,985)
                                                                                      -------------------     -------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Investment in discontinued operation                                                              -                    (678)
     Capital expenditures                                                                        (3,338)                    (230)
     Purchase of marketable securities                                                              (55)                       -
     Investment in and advances to Intelect                                                           -                     (499)
     Investment in other assets                                                                  (1,582)                    (406)
     Loan receivable                                                                                600                        -
     Proceeds on sale of fixed assets                                                                57                        2
     Acquisition of Intelect, Inc.                                                                    -                     (632)
     Acquisition of Intelect Europe Limited.                                                          -                     (391)
     Acquisition of DNA Enterprises, Inc.                                                        (3,010)                       -
     Acquisition of Mosaic Information Technologies Inc.                                         (2,004)                       -
                                                                                       -------------------     -------------------
Net cash used in investing activities                                                            (9,332)                  (2,834)
                                                                                       -------------------     -------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from issuance of convertible debentures, net of deferred financing
     costs                                                                                       13,799                        -
     Proceeds from issuance of notes payable                                                          -                    9,880
     Payments on notes payable                                                                     (880)                  (6,430)
     Proceeds from issuance of capital leases                                                        55                       10
     Payments on capital lease obligations                                                          (84)                     (44)
     Payment of long-term debt                                                                     (122)                       -
     Proceeds from issuance of common shares                                                       2,473                     665
     Quasi-reorganization                                                                              -                      45
                                                                                      -------------------     -------------------
Net cash provided by financing activities                                                         15,241                   4,126
                                                                                      -------------------     -------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                        (10,960)                 (1,693)
CASH AND CASH EQUIVALENTS, beginning of period                                                    15,039                   2,555
                                                                                      -------------------     -------------------
CASH AND CASH EQUIVALENTS, end of period                                              $            4,079      $              862
                                                                                      ===================     ===================


                     INTELECT COMMUNICATIONS SYSTEMS LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 1996


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

     On  October  31,  1995 the  Company  sold  its  prior  principal  operating subsidiary, Savage Corporation ("Savage"). Accordingly, Savage's results are accounted for as discontinued operations in the accompanying financial statements.

INCOME TAXES

     The Company provides for income taxes in interim periods based on the estimated effective income tax rate of the complete fiscal year. An income tax benefit is computed on the pre-tax loss of consolidated entities according to applicable taxing jurisdictions based on current tax law. Deferred taxes result from the future tax consequences associated with temporary differences between the amount of assets and liabilities recorded for tax and financial accounting purposes. A valuation allowance for deferred tax assets is recorded to the extent the Company cannot determine, in accordance with the provision of Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes", that the ultimate realization of net deferred tax assets against income is more likely than not.

OTHER INTANGIBLE ASSETS

     Other Intangible Assets include licensed technology of $3,500,000 which is carried at its present value with an imputed interest rate of 7% on the deferred balance and will be amortized over a three year period to cost of goods sold based on anticipated revenue generation.

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



     The estimated fair values of assets and liabilities of Mosaic and DNA acquired are summarized below. Adjustments made during the second quarter to certain Mosaic assets and Goodwill are included (thousands of U.S. Dollars):

                                                                                        SEPTEMBER 30
                                                                            -------------------------------------
                                                                                MOSAIC                 DNA
                                                                                ------                 ---
              Cash                                                          $            27       $            3
              Accounts receivable
                                                                                         55                  621
              Inventory
                                                                                        245                    -
              Property and equipment
                                                                                         81                  502
              Goodwill
                                                                                      4,640                7,280
              Accounts payable and accruals
                                                                                      (285)                (214)
              Debt
                                                                                       (16)                (180)
                                                                            ----------------     ----------------

                                                                            $         4,747      $         8,012
                                                                            ================     ================

LONG-TERM DEBT (thousands of U.S. Dollars)

                                                                             SEPTEMBER 30          December 31
                                                                            ----------------     ----------------
                                                                                 1996                 1995
                                                                                 ----                 ----
              Subordinated debentures - at 6% due in five equal
                   annual installments commencing June 1996                  $          215      $           224
              Deferred purchase price payment due in
                   installments on February 1997 and 1998 (i)                         5,000                    -
              Present value of license technology installment
                   payments due in quarterly amounts of $325,000 (ii)                 2,363                    -
              Other                                                                       -                  985
                                                                            ----------------     ----------------
                                                                                      7,578                1,209
              Less:  current installments
                                                                                    (3,848)              (1,041)
                                                                            ----------------     ----------------
                                                                             $        3,730      $           168
                                                                            ================     ================

              Notes:

              (i) Deferred purchase price payments relate to the acquisition of DNA Enterprises, Inc., as follows: (a) $1,000,000 in cash on February 13, 1997; (b) $400,000 in cash on
                      February 13, 1998; (c) Warrants issued to certain shareholders of DNA to purchase 300,000 Common Shares at $5.00 per share February 13, 1996; and (d) Warrants to be issued to certain shareholders of DNA to purchase an additional 300,000 Common Shares at $7.00 per share on February 13, 1998. The Company has agreed to repurchase the Common Shares issued pursuant to the warrants under
                      (c) and (d) above at prices of $5.00, $5.50 and $6.00 per share on the first, second and third anniversary of Closing, respectively, at the option of the selling shareholders and a liability of $3,600,000 has been accrued in anticipation of this put option.

              (ii)    $3,500,000  of which  $325,000  and  $625,000  was paid in
                      September and June, 1996, respectively. The balance is payable quarterly, in arrears, in installments of $325,000 and has been recorded at present value based on an imputed interest rate of 7%.

CONVERTIBLE DEBENTURES

     During the second quarter ended June 30, 1996, the Company issued Convertible Debentures (the "June Debentures") in the aggregate principal amount of $5,000,000. The June Debentures were fully converted into 773,515 Common Shares as at September 30, 1996.

     During the third quarter ended September 30, 1996, the Company issued Convertible Debentures (the "August Debentures") in the aggregate principal amount of $10,000,000 bearing interest at 7.5%, payable quarterly in arrears. The August Debentures mature on August 8, 1998, are redeemable for cash at the Company's option after August 8, 1997 at 125% of par value for six months and thereafter at 120% of par value or if the Nasdaq trading price of the Company's Common Shares falls below the fixed conversion price of $11.0825, the Company can redeem at any time for the sum of the product of the number of common shares of the Company's U.S.$0.01 par value per share (the "Common Shares") issuable upon conversion at the current Nasdaq trading price. The August Debentures are convertible at the holder's option into the Common Shares of the Company at the lower of (i) 85% of the Nasdaq five day closing bid trailing average price of the Common Shares prior to the Notice of Conversion date or (ii) the fixed conversion price of $11.0825. The August Debentures are convertible into Common Shares at the rate of one-third after October 7, 1996, one-third after November 6, 1996, and one-third after December 6, 1996.


SOFTWARE DEVELOPMENT COSTS

     Capitalization of software development cost commences upon the establishment of technological feasibility. Both the establishment of technological feasibility and the ongoing assessment of recoverability of capitalized development costs involve judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and possible developments in software and hardware technologies. The Company has not capitalized any costs in prior periods because eligible amounts were immaterial for those periods. The Company believes that technological feasibility and future revenue potential has now been established for the Company's SONETLYNX(TM) and CS4 product lines. Accordingly, relevant and eligible expenditures for these products have been capitalized in the accompanying financial statements.

INVENTORIES

     The components of inventories are as follows (thousands of U.S. dollars):

                                                                             SEPTEMBER 30          December 31
                                                                            ----------------     ----------------
                                                                                 1996                 1995
                                                                                 ----                 ----
              Raw materials                                                 $         2,187      $         1,554
              Work in progress                                                          232                  544
              Finished goods                                                          1,298                1,169
                                                                            ----------------     ----------------
                                                                                      3,717                3,267
              Less:  allowance for obsolescence                                         665                  730
                                                                            ----------------     ----------------
                                                                            $         3,052      $         2,537
                                                                            ================     ================

ACCOUNTING FOR WARRANTS

     In October, 1995 the Financial Accounting Standards Board issued Statement 123 ("FAS 123") "Accounting for Stock-Based Compensation", which requires companies to value all options and warrants issued for compensation at their "fair value" at the date of issuance. FAS 123 affects all companies whose financial years begin after December 15, 1995. FAS 123 establishes financial accounting and reporting standards for stock based employee compensation plans and encourages, but does not require, all entities to adopt a fair value based method of accounting for employee stock option plans. The Company has elected to continue accounting for its stock-based employee compensation plans in accordance with the intrinsic value based method of accounting.

     The effect of this new accounting standard is twofold (i) all employee stock options must be valued and disclosed on a pro-forma basis in note form in the year end financial statements and (ii) all warrants and options granted for services must be valued on a call option basis and expensed accordingly. The pricing model used in this calculation, the Black-Scholes Model, makes certain assumptions about the underlying stock-based primarily on its past performance in order to determine future performance.

     During the third quarter of 1996, the Company issued certain warrants to third parties as partial payment of financial advisory fees in connection with the issuance of the August Debentures. These warrants were issued as part payment of a finders fee and entitle the holders to purchase a total of 70,063 and 125,000 of the Common Shares at a price of $8.56375 per share and $9.5625 per share, respectively. Using the prescribed Black-Scholes Model the value placed on these warrants is $453,000 and $561,000, respectively. These amounts, together with other debt issue costs of $985,000, are being amortized to financing expense over the life of the August Debentures or until conversion takes place at which time these costs will be debited to paid-in capital.

SUBSEQUENT EVENTS

     On October 7, 1996, the Company reached an agreement with the previous owners of Intelect, Inc. (the "Vendors"), under which the Vendors exchanged their rights to future "earn-out" payments of up to $4,000,000 and Debentures with a remaining value of $215,000 in exchange for 169,986 Common Shares plus $140 cash in lieu of fractional shares. This transaction will be accounted for in the fourth quarter and will result in an increase in Goodwill of approximately $1,039,000.

     On October 15, 1996 (the "Issuance Date") the Company issued an additional $10,000,000 in Convertible Debentures (the "October Debentures") to the holders of the June Debentures. The October Debentures are due on October 15, 1998, bearing interest at 7%, are redeemable for cash at the Company's option at 117.5% of their face value and are convertible at the holder's option into common shares in equal one-third amounts of principal sixty, ninety and one hundred twenty days after the Issuance Date at 82.5% of the average five day closing bid price on Nasdaq prior to the notice of conversion date.


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                     FOR THE PERIOD ENDED SEPTEMBER 30, 1996


RESULTS OF OPERATIONS

     The Company is transitioning through a period of consolidating and integrating newly acquired operations, bringing to market innovative new products, implementing extensive development and engineering of advanced new products, and expanding Company wide marketing and sales efforts. The costs and other effects of these programs and activities are adversely impacting current results for the intended purpose of improving revenues, operating performance and financial results in future reporting periods.

     During the period ended September 30, 1995, the Company completed its purchase of Intelect, Inc. and included the results of Intelect, Inc. from the date of acquisition (April 24, 1995), but had not yet acquired DNA Enterprises, Inc. ("DNA") or Mosaic Information Technologies Inc., which was renamed Intelect Visual Communications Corp. ("IVC") in October 1996. Accordingly, management does not believe that comparisons of the current period to the same period in 1995 would be meaningful in determining a trend.

     The following table shows the results of operations for the periods indicated as a percentage of net sales, services and other revenues:


                                                                                      (Unaudited)
                                                                Three Months Ended                     Nine Months Ended
                                                                   September 30                          September 30
                                                       -------------------------------------  ------------------------------------
                                                             1996               1995                1996               1995
                                                       -------------------------------------  ------------------------------------
     Net sales, services and other revenues             100.0%             100.0%               100.0%             100.0%
     Cost of sales                                      128.2%              68.9%                99.9%              71.2%
                                                       ------------------ ------------------  -----------------  -----------------
     Gross profit (loss)                                (28.2%)             31.1%                  .1%              28.8%
     Selling, general and administrative                180.6%              77.4%               133.1%              75.3%
     Engineering and development                         54.6%              66.8%                40.8%              69.0%
     Interest expense                                    22.5%               3.2%                 8.2%               2.2%
     Amortization and depreciation                       70.9%              19.0%                33.0%              19.3%
     Equity in loss of investee                            .0%                .0%                  .0%              14.8%
                                                       ------------------ ------------------  -----------------  -----------------
     Operating loss before income taxes                (356.8%)           (135.3%)             (215.2%)           (151.8%)
     Income (loss) from discontinued operations           (.4%)            100.4%                 (.2%)            121.6%
                                                       ------------------ ------------------  -----------------  -----------------
     Loss before extraordinary item                    (357.2%)            (34.9%)             (215.4%)            (30.2%)
     Equity in extraordinary gain of investee              .0%                .0%                  .0%              34.0%
                                                       ------------------ ------------------  -----------------  -----------------

     Income (loss) before income taxes                 (357.2%)            (34.9%)             (215.4%)              3.8%
                                                       ------------------ ------------------  -----------------  -----------------

NET SALES AND SERVICES

     Net sales and services revenue for the three months ended September 30, 1996 increased 62.8% to $1,915,000 from $1,176,000 in the three month period ended September 30, 1995. For the three months ended September 30, 1996 and 1995 respectively, these sales were comprised of (i) SONETLYNX(TM) fiber optic multiplexer product 11.8% and 0%, (ii) S4(TM) product of 5.3% and 39.5%, (iii) videoconferencing sales of 2.2% and 0% through IVC from the date of acquisition (March 29, 1996); (iv) engineering service fees of 76.8% and 0%, for services provided by DNA; (v) information security products 2.5% and 7.1%, distributed by the Company's U.K. based value added reseller, and (vi) other products 1.5% and 53.4%, consisting primarily of analog air traffic control communications switching systems.

     Initial releases of the Company's new SONETLYNX(TM) product line were introduced during the second quarter of 1996. Customer demonstrations, tests and initial orders of the OC-1 version are underway into the second half of 1996. Primary emphasis is being placed upon establishing distribution arrangements and sales channels. Increased sales are currently expected during the fourth quarter of 1996 and upon completion of the OC-3 version targeted for release during the fourth quarter of 1996.

     The sales cycle for the Company's new digital switch product line, S4(TM), effectively commenced with customer acceptance for its first major commercial installation in Iceland. This installation went "live" during the third week of July and is functioning on a stand alone basis, controlling North Atlantic air traffic in a 4.2 million square mile air space.


     The Company released its LANScape(TM) videoconferencing product on October 17, 1996. Installations are being made at client locations in the fourth quarter, initially as Beta sites. Reseller agreements have been signed with a number of large and experienced network systems integrators and value added re-sellers to distribute and install this product line. The Company expects to release its second product, named Vubridge(TM), in the fourth quarter of 1996.

     Engineering services continued at a level similar to the second quarter. DNA announced its first hardware products, two board level digital signal processing (DSP) systems. In October a global OEM agreement was announced with a leading company in the DSP accelerator board market in order to provide an immediate sales channel for the products.

     Information security products are sold primarily to the military market, which is influenced by unpredictable events and budgetary constraints that can cause significant variances in sales from quarter to quarter. Due to the unpredictability of these product sales, the Company has decided to curtail selling activity in this area and, accordingly, the Company has refocused its UK operation to be a support organization for its core products for European markets.

GROSS PROFIT

     The Company's gross loss of $575,000 or (28.2%) for the three months ended September 30, 1996 was a decrease of $957,000 compared to a gross margin of $382,000 or 31.1% for the three months ended September 30, 1995. The third quarter 1996 result was below normal operating margins due to under-absorption of operating costs and the initial placement or sale of new products as test modules with low or negative margins. In addition, the anticipation of increasing sales in the short-term and the development of scheduled product releases has necessitated the hiring and maintenance of core personnel in both operations (manufacturing) and sustaining engineering. Management currently expects that higher sales volumes in future quarters should result in higher margins.

     The Company's hardware and software design and development subsidiary DNA has currently committed over one-half of its personnel resources to the Company's CS4 project in order to expedite the completion of a demonstration prototype of the CS4, scheduled for November, 1996. DNA's profit on the CS4 project is eliminated on consolidation.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A)

     For the three months ended September 30, 1996 SG&A expenses, not including Amortization and Depreciation (below) were up $2,735,000 at $3,685,000 or 180.6% from $950,000 or 77.4% compared with the three months ended September 30, 1995. This increase is due in part to the acquisitions of new business, financing costs and ramp up in staffing for the selling, marketing and manufacturing of the Company's products. Selling and marketing expenses for the three months ended September 30, 1996 increased 284.4% to $1,795,000 compared with $467,000 for the same period in 1995. G&A expenses were up 163.96% at $1,890,000 compared with $716,000 for the same period 1995.

     Marketing and selling expenses relating to the rollout of the SONETLYNX(TM) product line and initial marketing for the CS4 in advance of sales amounted to $957,000. Marketing and selling expenses relating to the Company's videoconferencing product line in advance of sales amounted to $673,000. Marketing and selling expenses relating to the market development of the Company's products into the European market amounted to $165,000. Included in the marketing and selling expenses above, are $86,000 and $262,000 for advertising and trade shows, respectively.

     Prior year administrative expenses reflect traditional costs primarily associated with the Company's status as a publicly traded company and related reporting requirements. However, legal and audit expenses have increased substantially from prior years and are expected to continue at a similar level. Deferred financing costs associated with the Company's issuance of the June Debentures and August Debentures amounted to $328,000 and $985,000, respectively in cash expenditures, and $1,058,000 and $1,014,000 in non-cash costs related to the issuance of warrants pursuant to FAS 123, which are being amortized over the life of the June Debentures and August Debentures. The June Debentures were fully converted by September 30, 1996 and all un-amortized finance and warrant costs totaling $1,211,000 have been debited to paid-in capital.

INTEREST EXPENSE

     Interest expense increased to $459,000 or 22.5% from $39,000 or 3.2% for the three months ended September 30, 1996 and 1995 respectively. The amount of interest expense in the current quarter represents interest on (i) a line of credit of $300,000 to finance receivables which bears interest at 12% generating $4,000; (ii) Debentures owed to the previous owners of Intelect, Inc., which bear interest at 6% generating $9,000, (iii) Convertible Debentures issued by the Company in June and August, 1996, which bear interest at 7.5% generating $183,000; (iv) licensed technology at a net present value of 7% generating $46,000; (v) non-cash interest of $83,000 being the 17.5% redemption premium on the balance of the June Debentures, which were converted in full by September 30, 1996 with the redemption amount credited to paid-in capital; (vi) non-cash interest of $128,000 (the redemption premium of the


August Debentures), which is the sum of the product of the number of common shares issuable upon conversion at the quarter end Nasdaq trading price, which is being amortized over the life of the August Debentures pursuant to APB 21; and (vii) capital leases of $6,000.

AMORTIZATION AND DEPRECIATION

     Amortization and depreciation is included in SG&A and is comprised of the following (thousands of U.S. Dollars):

                                                                          Three Months Ended              Nine Months Ended
                                                                             September 30                   September 30
                                                                     ------------------------------ ------------------------------
                                                                         1996            1995           1996            1995
                                                                         ----            ----           ----            ----

              Depreciation of Property & Equipment                   $         199  $           79 $          539   $         106
              Amortization of Goodwill                                       1,212             154          1,901             261
              Technology Amortization
                                                                                35               -             85               -

                                                                     -------------- --------------- --------------  --------------
                                                                     $       1,446  $          223  $       2,525   $         367
                                                                     ============== =============== ==============  ==============


     Depreciation of property and equipment has increased in part due to the recent acquisitions. Goodwill is amortized over periods from 10 - 15 years and has also increased due to the acquisitions of DNA and IVC. Technology amortization relates to intellectual properties purchased in 1995 and 1996.

     During the third quarter 1996, the Company wrote off its goodwill in Intelect Europe Limited ("IEL") totaling $779,000. A significant contraction in the market for military electronic equipment in the UK dramatically reduced the viability of the Company's information security product lines. Accordingly, the Company has downsized its operations (based in Chesterfield, Derbyshire, England) and is exploring several disposition strategies including the sale of the product lines to third parties. The net assets of IEL at September 30, 1996 amounted to $1,420,000 and the final disposition of either the product lines and/or the net assets may result in an adjustment to this carrying value.

ENGINEERING AND DEVELOPMENT (E&D)

     E&D expenses for the three months ended September 30, 1996 were $1,114,000 or 54.6% up from $821,000 or 66.9% for the three months ended September 30, 1995. The current quarter expense is comprised primarily of labor costs for hardware development and software design not capitalizable under FAS 86 for the CS4 ($475,000) and SONETLYNX(TM) ($388,000) products in accordance with the Company's policies. The balance of $251,000 relates to further development of the Company's videoconferencing ($207,000) and S4(TM), ($44,000) products. This compares with E&D expenses for the same period in 1995 of $553,000 and $268,000 on the S4(TM) and SONETLYNX(TM) products, respectively.

INCOME (LOSS) FROM DISCONTINUED OPERATIONS

     The Company sold Savage Corporation ("Savage") on October 31, 1995. The results of Savage are accounted for as discontinued operations and, accordingly, comparative presentations reflect the Company's equity in the earnings of Savage for the relevant periods. This disposition accounts for the decrease in income in the three months ended September 30, 1996 to $9,000 from $1,233,000 for the same period in 1995.

INCOME TAX BENEFIT

     The Company recorded a valuation allowance during the quarter ended September 30, 1996 of $1,215,000 on the U.S. based operations due to sales activity falling below prior anticipated levels. In light of recent sales results, the Company has determined that a valuation allowance is appropriate.

     The remaining tax benefit reflects a tax rate of 34% and the Company's current belief that future taxable income will be realizable from reversals of existing taxable temporary differences and sales of new and existing products. The timing and amount of such future taxable income may be impacted by a number of factors, including those discussed below under "Additional Factors That May Affect Future Results". To the extent that estimates of future taxable income are reduced or not realized, the amount of such deferred tax assets and the Company's effective tax rate may be adversely affected.



LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital decreased $12,814,000 at September 30, 1996 to $1,812,000 compared with $14,626,000 at December 31, 1995 due primarily to the Company's acquisitions of DNA and Mosaic and to the funding of E&D programs and operating losses. The Company regularly reviews its cash funding requirements on a consolidated basis and attempts to meet those requirements through a combination of cash on hand, cash provided by operations and possible future public or private debt and/or equity offerings. The Company utilizes a centralized corporate strategy for its cash management activities and invests its excess cash in investment grade, short-term, money market instruments.

     The Company believes that the cash proceeds from the issuance of the August Debentures and October Debentures will be sufficient to meet its operating capital requirements for the next six months. However, the Company is dependent on the sales of its products at normal profit margins (projected to commence in the first quarter of fiscal 1997) to produce positive cash flow from operations and to fund its future cash requirements. Until such sales are achieved, the Company is dependent on the continued sale of its Common Shares (or convertible debentures which can be converted into Common Shares) to fund its short-term cash needs. Sales of substantial amounts of Common Shares, or the perception that these sales could occur, could adversely affect prevailing market prices for the Common Shares and could impair the ability of the Company to raise additional capital through the sale of its equity securities or through debt financing and may lead to additional dilution of current shareholder interests, particularly in the area of earnings per share.

CONTINGENT LIABILITIES

     The Company is contingently liable for certain potential liabilities relating to its discontinued operations. Specifically, the Company has indemnified the purchaser of Savage against certain product liability, environmental clean up costs and other contractual liabilities, including certain asserted successor liability claims, customarily assumed on the sale of a business. In particular, the Company has been notified that the purchaser of Savage seeks indemnification in connection with certain product liability claims. Although the Company believes that it has several defenses available to it in such a claim, the outcome of such claim cannot be predicted with certainty at this time. The Company has reserved for all known liabilities and has insured itself against certain of the product liability claims. However, should indemnified claims exceed the related insurance coverage and/or the existing reserves, the Company's results of operations and/or its financial position could be adversely affected.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE RESULTS

     This Form 10-Q contains certain forward looking-statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934 as amended. Actual events and results could differ materially from those set forth in the forward-looking statements. Certain factors that may cause such differences include worldwide economic and political conditions, industry specific factors, the Company's ability to maintain access to external financing sources and its financial liquidity, the Company's ability to timely develop and produce commercially viable products at competitive prices, the availability and cost of components, the Company's ability to manage expense levels, the Company's ability to manage growth, the continued financial strength of the Company's dealers and distributors, and the Company's ability to accurately anticipate customer demand.

     The Company's future success is highly dependent upon its ability to develop, produce and market products that incorporate new technology, are priced competitively and achieve significant market acceptance. There can be no assurance that the Company's products will be commercially successful or technically advanced due to the rapid improvements in information technology and resulting product obsolescence. There is also no assurance that the Company will be able to deliver commercial quantities of new products in a timely manner. The success of new product introductions is dependent on a number of factors, including market acceptance, the Company's ability to manage risks associated with product transitions, the effective management of inventory levels in line with anticipated product demand and the timely manufacturing of products in appropriate quantities to meet anticipated demand. Specifically, the Company has committed approximately $10 million to the development of an advanced generation of its S4(TM) product for application in public telecommunications networks (the "CS4"). The Company currently estimates that the CS4 will be available for shipment in the third quarter of 1997. The Company believes that the expected potential customers for the CS4 include InterExchange Carriers, Local Exchange Carriers, Wireless, Personal Communications Service, Competitive Access Providers and, in general, operators of Advanced Intelligent Networks. The Company will be competing with established equipment manufacturers with greater financial resources and more developed channels of distribution. No assurances can be given that the Company will be successful in completing the CS4 on schedule, that the Company will be successful in competing in this environment or that it will be able to sell sufficient quantities of the CS4 to recover its investment or to realize profits. In addition, no prediction can be made as to the affect, if any, that future sales of common shares issued pursuant to the June and August Debentures will have on the market price of the common shares prevailing from time to time.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS.

     4(i) Form of 7.5% Convertible Debenture due August 8, 1998 of Intelect Communications Systems Limited

     4(ii) Form of 7%, Series A, Convertible Debenture due October 15, 1998 of Intelect Communications Systems Limited

     4(iii) Form of 7%, Series B, Convertible Debenture due October 15, 1998 of Intelect Communications Systems Limited

     10(i) Convertible Securities Agreement dated August 8, 1996 among Intelect Communications Systems Limited and certain
              Investors

     10(ii)   Registration   Rights  Agreement  among  Intelect   Communications
              Systems Limited and certain Investors

     10(iii) Convertible Securities Agreement dated October 15, 1996 among Intelect Communications Systems Limited and Infinity Investors, Ltd. and Seacrest Capital Limited

     10(iv)   Registration   Rights  Agreement  dated  October  15,  1996  among
              Intelect Communications Systems Limited and Infinity Investors, Ltd. and Seacrest Capital Limited

     10(v)    Book Entry  Transfer  Agent  Agreement  by and among the  Company,
              Infinity Investors, Ltd., Seacrest Capital Limited and American Stock Transfer & Trust Company

     10(vi) Offer to Purchase the Five Year Six Percent (6%) Subordinated Debentures of Intelect, Inc. for an Aggregate of 170,000 Shares of Common Stock, $0.01 Par Value, of Intelect Communications Systems Limited and the payment of Certain Amounts in Lieu of Issuing Fractional Shares, Dated September 6, 1996

     10(vii) Letter of Transmittal to Accompany Five Year Six Percent (6%) Subordinated Debentures of Intelect, Inc.

     10(viii) Form of Release in Consideration of Exchange of Property

     11       Calculation of Earnings Per Share

     27       Financial Data Schedule

(B)  REPORTS ON FORM 8-K:

     None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         INTELECT COMMUNICATIONS SYSTEMS LIMITED
                                                     (Registrant)


Date:      November 13, 1996                       /s/      RHIANON M. PEDRO
           -----------------                       -------------------------
                                                   Rhianon M. Pedro
                                                   Chief Financial Officer
                                                   (principal financial officer)


Date:      November 13, 1996                       /s/      PETER G. LEIGHTON
           -----------------                       --------------------------
                                                   Peter G. Leighton
                                                   President



