Form 10-K
period 1996-12-31
INTELECT COMMUNICATIONS SYSTEMS LTD
filed 1997-04-16
CIK 316672

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  FORM 10 - K

 Annual Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act
                                    of 1934
                      For the Year Ended December 31, 1996

                         Commission file number 0-11630

                    INTELECT COMMUNICATIONS SYSTEMS LIMITED
             (Exact Name of Registrant as Specified in Its Charter)



                 BERMUDA                                    N/A
     (State or Other Jurisdiction of                 (I.R.S. Employer
     Incorporation or Organization)                 Identification No.)

 1100 EXECUTIVE DRIVE, RICHARDSON, TEXAS                   75081
(Address of Principal Executive Offices)                (Zip Code)


                                  972-437-1888
              (Registrant's Telephone Number, Including Area Code)

          Securities registered pursuant to Section 12 (b) of the Act
                                      NONE

          Securities registered pursuant to Section 12 (g) of the Act
                   COMMON SHARES PAR VALUE US$0.01 PER SHARE
                                (Title of Class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes   X   No
                                                ------   ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $40,726,569 as of March 31, 1997 (based upon the average of the highest bid and lowest asked prices on such date as reported on the Nasdaq National Market).

There were 17,148,029 shares of Common Stock outstanding as of March 31, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year (December 31, 1996) are incorporated by reference in items 10, 11, 12 and 13 of
PART III hereof.

                                     PART I

ITEM 1 - BUSINESS

INTRODUCTION

         Intelect Communications Systems Limited, a Bermuda company ("Intelect" or the "Company"), designs, manufactures and sells information technology products and services focusing on (i) switching products, (ii) network transmission products and (iii) videoconferencing products. Through its product lines, the Company believes that it can enable its customers -- public and private network operators -- to provide enhanced services at reduced costs.

         The Company's fiber optic, SONET-based multiplexing network transmission product, known as SONETLYNX, which the Company began shipping in July 1996, simultaneously supports voice, data, video and local or wide area networking connectivity with one centralized network management system. The Company's LANscape videoconferencing systems provide near television quality video and audio and support both traditional video and audio conferences as well as PC software functionality. Commercial shipments of these systems in sample quantities began in June 1996. The Company's S4 Special Services Switching System ("S4") is a multimedia, digital voice/data switch used primarily for air traffic control, air defense, teleconferencing and other mission critical applications. The S4 has been commercially marketed by the Company since September 1995. The Company also provides a full range of support for the design, development, testing and evaluation of advanced telecommunications software, hardware, and products to customers in the telecommunications industry and for the Company's ongoing product development activities.

         The Company is developing an intelligent, programmable switch, designated CS4, to meet the demand for a distributed reliable network architecture and to provide advanced intelligent call and service applications for public and private wireline and wireless communications networks. This switch is based on the architecture of the S4. The Company currently expects the development program to lead to commercial availability in 1998, subject to availability of financing and/or a development partner.

PRODUCTS AND SERVICES

         Network Transmission Products

         In the first quarter of 1996, the Company introduced its fiber optic, SONET-based multiplexing network transmission products, known as SONETLYNX, which combine transmission, multiplexing and protocol conversion in a single unit. SONETLYNX is a SONET/SDH-based OC-1 or OC-3 bandwidth digital multiplexer that simultaneously supports voice, data, video and local or wide area networking connectivity with one robust centralized network management system. SONETLYNX seeks to complement the reliability of fiber with the redundancy built into its critical components, including the backplane and control modules. A SONETLYNX network can be as basic as two nodes or expand to a virtually unlimited number of nodes at different geographic locations. A node consists of a 14 or 17 module chassis, containing one or more protocol interface cards. Node design incorporates universal module slots so that any protocol or auxiliary module fits in any slot, minimizing the investment in hardware. Configuration, monitoring and maintenance of every SONETLYNX module in every SONETLYNX node is managed from one central location. SONETLYNX's modular design facilitates the expansion of any SONETLYNX network by installing
a small, cost-effective and extremely adaptable module into the node.   In the
event of transmission
difficulties, protection switching occurs in under 50 milliseconds and is virtually transparent to network traffic. The SONETLYNX Network Management System ("NMS") provides comprehensive network control over networks using SONETLYNX. The NMS operates in the Microsoft Windows or Windows for Workgroups environments over Hewlett-Packard's OpenView. The Company plans to expand the NMS in 1997 to accommodate the Interexchange and Competitive Access environments on a UNIX platform.

         SONETLYNX complies with the OC-1 and OC-3 SONET/SDH standards as defined by the American National Standards Institute ("ANSI") and the International Telecommunications Union ("ITU"). SONET/SDH are the current fiber optic standards, which the Company believes will continue as standards for the foreseeable future. The Company believes that products adhering to these specifications provide the open connectivity and data rates that network managers require.

         The Company released OC-1 SONETLYNX products during 1996, including T1, Voice, 2 wire and 4 wire FXO, FXS and low speed data (RS232, RS422, RS449, V.35). The Company intends to add ethernet and video interfaces and OC-3 versions of the products in 1997 as well as options permitting interoperability with the public switched network. Ethernet will enable LANscape to operate with SONETLYNX.

         Videoconferencing Products

         The Company designs, manufactures, markets and sells its LANscape videoconferencing systems for use in the boardroom, roll about and desktop environments. Sales of the Company's videoconferencing systems commenced in sample quantities in June of 1996. The Company believes that its proprietary video transmission and compression/decompression techniques provide exceptional picture and audio quality. The Company has designed its videoconferencing systems to include (i) standard interfaces in order to permit compatibility with "legacy" videoconferencing systems of other providers and (ii) features that allow operation on various operating systems.

         The Company's videoconferencing products support both traditional video and audio conferences and PC software functionality, such as the transmission of data, text, and graphics. The products are the LANscape(TM) and Panorama(TM) desktop communications product and the VuBridge(TM) gateway product.

         LANscape(TM) is a desktop video communications product that combines boards that fit into the customer's computer with software. It uses the TCP/IP protocol and M-JPEG video compression to allow users within a local-area network ("LAN") to communicate using real-time video and audio. The key feature of this product is superior quality video over the LAN, especially when compared to the ISDN H.320 standard now prevalent on the desktop.

         Panorama(TM) is a desktop video communications product that communicates over specialized (ISDN) telephone lines and uses the standard
H.320 protocol to communicate with other users whose hardware supports the same standard. The key feature of this product is its ability to interchange information with a wide range of other products.

         The VuBridge(TM) gateway and conference manager is a hardware and software product that allows the LANscape user to communicate with H.320 ISDN systems. VuBridge(TM) provides the translation between compression algorithms and the network signaling bridging that is needed to convert the LAN TCP/IP packets to an H.320 encoded ISDN stream.

         Switching Products

                 Voice/Data Switches

                 The Company designs, manufactures, markets and sells the S4 Special Services Switching System, a digital voice/data switch used primarily for special service applications such as air traffic control, air defense, teleconferencing and other mission critical applications. Commercial sales of the S4 commenced in September 1995. The Company believes that the S4 represents the next generation of digital switches to be used to provide reliable voice, data and video switching and conferencing capabilities in private or public networks. The S4 incorporates extensive administration and configuration control, diagnostics, statistical data gathering and alarm facilities. Both direct access and indirect access modes interface with intercom, interphone and radio circuits. Consequently, the S4 can interface with other telephone switches or with any type of telephone or radio circuit, and is designed to conference together hundreds of outside parties, including radio circuits, simultaneously at the push of a button. The S4 provides (i) advanced processing power, (ii) fault-tolerance, (iii) a peer-to-peer multiple processor architecture allowing simultaneous communications between a large number of parties, and (iv) switch architecture allowing conferencing of a wide range of devices, including telephones, radios and communications consoles.

                 The Company also supports predecessor analog products in the air traffic control and air defense markets served by the digital S4.

                 Intelligent Programmable Switches

                 The Company has previously played a key architectural role in the development of highly sophisticated public network switching equipment, including DSC Communications Corporation's Class IV and Class V switches, and has been retained to assist a major interexchange carrier in the development of specifications for its future network needs.

                 The Company is developing an intelligent, programmable switch, known as the CS4, that is being designed to provide Advanced Intelligent Network ("AIN") applications for public and private telephone networks and wireless communications systems. The Company believes that the CS4 switch will form the foundation for an AIN that will allow network operators to implement new features and services much more rapidly than with traditional switch products. The CS4 is being designed to operate individually as an adjunct processor, intelligent peripheral and service switching point or as a combination of all of these elements in a single switch. In 1996, the Company brought the development project to the prototype stage. The first beta site models of the CS4 are currently planned for late 1997 and commercial production is currently anticipated in 1998. Scheduling of CS4 development and achievement of these milestones are contingent on the availability of additional financing and/or a development partner that can bring marketing support as well as funding to the project.

                 The CS4 is based on a revolutionary architecture to meet an aggressive cost goal, but the Company believes it can leverage the strengths of the existing S4 to assist in the development of the CS4. Control configuration information is sent among parts by separate redundant packet buses and each part is assigned its own discrete time slot on a bus, thereby eliminating traditional blocking between switches. The Company's currently projected hardware architecture goals for the CS4 include 2,000 ports per node, expandable to 32,000 ports, and Enhanced Digital Signal Processor ("DSP") design and multiple redundancy options. Currently projected software architecture goals for the CS4 include Signalling System 7 (SS7 advanced network protocol built on distributed architecture), integrated voice prompt and playback, a service creation environment ("SCE") and maintenance capabilities.

         The Company anticipates that the CS4 pricing will be competitive and will be based on the number of ports supported by the switch.

         Advanced Information Technology Products and Services

         The Company provides a full-range of support for the design, development, testing, and evaluation of advanced telecommunications products to customers in the telecommunications industry, such as DSC Communications and many smaller companies. The Company offers a broad array of products and services to the telecommunications industry, ranging from concept evaluation to full system development. The Company's products include software technology, hardware technology, systems architecture and custom DSP product design services for clients who wish to use the Company's experience to reduce their time-to-market for DSP-based systems.

         Digital Signal Processing Products

         The Company's DSP product group design center seeks to develop state-of-the-art DSP computing products for off- the-shelf sale through distribution channel partners. DSP microprocessors have progressed to the point where multimedia processing is now possible with DSP processors such as the Texas Instruments TMS320C80. The Company's standard DSP products are based on the TMS320C80, which enables users to effect complex processing functions involving voice, data, image, and video signals in a flexible, programmable environment. This multimedia processing capability is provided within standard PCI and VME bus architectures in the Company's DSP board products, which serve a wide range of functions such as videoconferencing, image enhancement, machine vision, medical imaging, and digital wireless communications.

ENGINEERING AND DEVELOPMENT

         The Company seeks to maintain the capability to design leading edge telecommunications equipment for switching, transmission, and videoconferencing applications.

         The present portfolio of SONETLYNX capabilities was achieved by spending $2,857,000 on product development in 1996. The OC-3, video, and Public Switched Telephone Network ("PSTN") interoperability improvements scheduled for 1997 are expected to cost an additional $3,700,000. This spending will also support path switching, interface to OC-12 and other features which will not impact sales until after 1997.

         The S4 switching product was sustained by development spending of $300,000 in 1996.

         CS4 development described above ("Intelligent Programmable Switches") was brought to the prototype stage at the end of 1996 at an expense to date of $5,804,000. The Company plans during 1997 to spend at least an additional $6,000,000 to bring the product into beta test with one or more customers in "live" applications. Achievement of this development schedule is contingent on the participation of a partner or alliance that can bring marketing support as well as funding to the project.

         LANscape and VuBridge videoconferencing systems were materially modified and improved, at a cost of $1,875,000, from technology acquired during 1996. Present versions of the products operate in the

Microsoft Windows 3.X and 95 environments. The Company is extending that compatibility to the Windows NT operating system to capitalize on the full range of private network opportunities.

         The DSP product line was initiated at a cost of $239,000 in 1996. The Company plans to add industry-leading designs, including a quad, C80 processor board and one of the first products to use the Texas Instruments TMS320C6X.

MARKETS AND CUSTOMERS

         Switching Products

         The Company generally markets its S4 switching products through system integrators and directly through its own sales force, enhanced by attendance at trade shows and by advertising.

                 Voice/Data Switches (S4)

                 The Company's S4 customers generally are large systems integrators, distributors and end users. They include GTE, Westinghouse, Hughes Aircraft Company, Lockheed Missiles & Space Company, the United States Government and numerous international customers, including the Iceland CAA, Siemens, Newcastle UK Airport, the Indonesian Air Force, the Aruba CAA, and US West.

                 Commercial Programmable Switch Systems (CS4)

                 The initial target markets and customers for the CS4 are expected to include IXCs, LECs and Wireless/PCS providers. Although the primary application is designed to be a Computer Telephony Integration ("CTI") system, specific feature development will vary depending on specific customers and markets.

         Network Transmission Products

         The Company markets its network transmission product (SONETLYNX) directly and through VARs. SONETLYNX is targeted for markets and applications where multiple protocol communication mandates the capacity and reliability of fiber, further strengthened by the critical component and architectural redundancy of SONETLYNX. Target markets for SONETLYNX include utilities, airports, transportation, security services, prisons, health services, academia, local and state government, as well as public and private bypass networks.

         Videoconferencing Products

         The Company generally markets its videoconferencing products (IVC product line) through VARs. The Company believes that the key target markets for its videoconferencing products are businesses that are geographically dispersed (particularly Fortune 1000 companies and educational and government institutions).

         Advanced Information Technology Products and Services

         The Company generally markets its advanced information technology products and services through direct marketing to existing customers and new prospects, enhanced by participation in tradeshows. Markets for advanced technology products and services include internationally known telecommunications switching companies, telecommunications network providers, and hardware and software companies desiring to develop or enhance products for the telecommunications market.

COMPETITION

         The market for the Company's products and services is intensely competitive and rapidly changing. The Company competes, or may in the future compete, directly or indirectly for customers in the following categories of companies: (i) voice-data switch manufacturers such as Thomson CSF, Inc., Denro Inc. and Frequentis; (ii) intelligent programmable switch manufacturers such as Summa Four, Inc. and Excel; (iii) network transmission product manufacturers such as AT&T Network Systems, Prism Systems, Inc. and Positron Fiber Systems;
(iv) videoconferencing product manufacturers such as PictureTel, Compression Laboratories, Inc., VTEL Corporation, and Intel's ProShare Video System; and
(v) advanced information technology products manufacturers and service providers such as DGM&S. The Company believes that the principal competitive factors affecting the market for its products and services include effectiveness, scope of product offerings, technical features, ease of use, reliability, customer service and support, distribution channels and price. Certain competitors have greater resources than the Company and, accordingly, may have a competitive advantage in selling and in product development.

MANUFACTURING

         The basis of the Company's manufacturing strategy is to identify and use the appropriate technology to obtain the most favorable combination of quality and end product cost.

         The Company's products consist largely of assembled printed circuit boards. These are sold either as stand- alone products (such as LANscape) or as larger assembled systems (such as S4 switches or SONETLYNX multiplexers).

         The cost of printed circuit board assembly varies significantly by technology. With the introduction of Surface-Mount Technology ("SMT"), printed circuit boards are now robotically assembled. The low cost and low labor content of SMT manufacture are changing the economics of electronic assembly, making onshore SMT assembly cost- competitive with offshore assembly.

         In early 1996, the Company determined that prices of equipment designed for the low-volume, intermittent production market had reached a point where it was economically beneficial to install in-house SMT manufacturing capacity.

         Savings from the installation of this equipment are realized in direct improvements in board assembly cost, in the avoidance of markup on the purchase of production tooling, in a reduction in the amount of inventory required to support production, in an improvement in the cycle time of both production and prototype material, and in an improvement in product quality.

         During 1996, the Company started to implement the process of automated in-circuit testing ("ICT") as an integral part of the manufacture of the assembly of printed circuit boards. In this process, the boards are electrically tested as an integral part of assembly. Since ICT is an automated test methodology, the cost per board tested is significantly lower than if a similar test is manually performed. During 1997, the Company plans to continue this effort. In-circuit test is expected to be developed as a matter of course for all new products and tests are expected to be developed retroactively for all older products where the volume of production warrants the investment.

         As the Company's product lines expand and mature, the Company expects to increase manufacturing capacity by means that could include adding employees, expanding its current facilities or leasing or purchasing additional facilities and expanding and adding outsourcing relationships (See "Properties").

         The Company buys a fiber optic interface card, for the SONETLYNX OC-3 product, from a small company which is the sole source for the component. The Company also buys a video codec card, used in SONETLYNX video applications, from another small company which is the sole source. Delays in delivery of either component would restrict the Company's ability to increase sales. In the event either vendor fails to meet commitments, the Company intends to rely on its in- house manufacturing capabilities. However, the conversion to in-house backup supply would not be without some interruption.

         The Company uses fiber optic connectors made by a single vendor in the SONETLYNX OC-3 product. Equivalent components are available from other vendors but their use would require a redesign of the method of connecting to fiber. Such a redesign would cause significant delays in delivery of the product. Accordingly, the Company's strategy is to forecast requirements and build inventories which comprehend vendor lead times.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

         While the Company relies on a combination of patent, copyright, trademark and trade secret laws and confidentiality procedures to protect its proprietary rights, the Company believes that factors such as technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are more essential to establishing and maintaining a technology leadership position. In connection with the acquisition of DNA Enterprises and Intelect Visual Communications, and transactions with certain individuals, licenses were acquired to support the development of SONETLYNX, videoconferencing, and DSP products. The Company currently has two United States patents pending relating to the S4 product, has filed a patent application dealing with the SONETLYNX product, and anticipates filing patent applications relating to the CS4 technology. "INTELECT(R)", "S4(R)," and "Special Services Switching System(R)" are registered trademarks of the Company and "SONETLYNX(TM)," "LANSCAPE(TM)," "VISIONARY(TM)," "VUBRIDGE(TM)," and "PANORAMA(TM)" are trademarks of the Company in the United States. According to federal and state law, the Company's trademark protection will continue for as long as the Company continues to use its trademarks in connection with the products and services of the Company. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which only afford limited protection.

         Litigation may be necessary to enforce the Company's patents and other intellectual property rights, to protect the Company's trade secrets, to determine the validity of and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition or results of operations. If any claims or actions are asserted against the Company, the Company may seek to obtain a license under a third party's intellectual property rights. There can be no assurance, however, that a license will be available under reasonable terms or at all. In addition, the Company could decide to litigate such claims, which could be extremely expensive and time consuming and could materially adversely affect the Company's business, financial condition or results of operations.

         The Company incorporates third-party licenses into its products.

         In connection with the acquisition of IVC, certain assets and licenses, which constituted the design of a videoconferencing product, were purchased from a major computer company. The design proved to be flawed and market introduction was delayed approximately nine months. The Company has not made any payment under the technology license since September 1996 and the license agreement is in dispute. The Company is seeking to renegotiate the technology license agreement and believes it has meritorious claims against the licensor. The ultimate resolution of this matter cannot be predicted but could result in the loss of the license. See Note 8 to the Consolidated Financial Statements.

EMPLOYEES

         The Company had 273 full-time employees at December 31, 1996, of which 141 were engaged in engineering and development, 49 were engaged in sales, marketing and customer support, 51 were engaged in manufacturing operations and 32 were engaged in administration and finance. None of the Company's employees is represented by a labor union. The Company has experienced no material work stoppages and believes its relations with its employees to be good.

GOVERNMENT REGULATION

         The telecommunications industry, including many of the Company's customers, is subject to regulation from Federal and state agencies, including the FCC and various state public utility and service commissions. While such regulation does not affect the Company directly, the effects of such regulations on the Company's customers may, in turn, adversely impact the Company's business and results of operations. For example, FCC regulatory policies affecting the availability of services and other terms on which telecommunications service providers ("Telcos") conduct their business may impede the Company's penetration of certain markets. Current FCC regulations restrict Telcos' ability to charge their customers based on access cost to local subscribers and may affect the timing of Telcos' investment in the Company's technology. These FCC regulations and policies are under continuous review by the federal government and the courts and are subject to change. Although many FCC restrictions on providing services in previously restricted markets have been eliminated or modified, the failure to change, or a substantial delay in changing, the existing restrictions on telcos may materially adversely affect Telcos' demand for products based upon the Company's technology.

         The Telecommunications Act of 1996 removed certain restrictions relating to the RBOCs. The Company believes that this has created and will continue to create increased competition in the markets served by the Company's products.

         In addition, the Company's business and operating results may also be adversely affected by the imposition of certain tariffs, duties and other import restrictions on components that the Company obtains from non-domestic suppliers or by the imposition of export restrictions on products that the Company sells internationally. Internationally, governments of the United Kingdom, Canada, Australia, and numerous other countries actively promote and create competition in the telecommunications industry. Changes in current or future laws or regulations, in the United States or elsewhere, could materially and adversely affect the Company's business and results of operations.

ITEM 2 - PROPERTIES

         All of the Company's facilities are leased. The facilities are in Richardson, Texas, New York, New York, and London, England. The Company's principal operations are serviced from three leased facilities in Richardson, Texas (comprising 75,000 square feet) and one in New York (comprising 20,000 square feet). These facilities include manufacturing, engineering, sales, marketing, and administrative offices. All of the Company's manufacturing operations are relocating to a 28,000 square foot Richardson, Texas facility. Recently, the Company moved its headquarters from Hamilton, Bermuda to Richardson, Texas.

         The Company believes these facilities, which total 125,000 square feet, are adequate for its present needs. However, the Company expects it will require additional space in 1998 and beyond for sales, manufacturing, and assembly activities.

ITEM 3 - LEGAL PROCEEDINGS

         The Company is involved in various legal proceedings and claims arising in the ordinary course of business.

         In March 1997, Peter G. Leighton, former president, and Rhianon M. Pedro, former vice president finance, initiated actions against the Company, seeking damages of $2,130,000 and $150,000, respectively, related to their separations from the Company. The Company will vigorously contest these actions. Due to the recent initiation of these actions, the Company cannot predict their outcome.

         The Company is contingently liable for certain potential liabilities related to its discontinued operations. Specifically, under a stock purchase agreement dated October 3, 1995 ("1995 Agreement"), the Company agreed to indemnify Savage Sports Corporation, the purchaser of Savage Arms, Inc. (a manufacturer of fire arms), for certain product liability, environmental clean-up costs and other contractual liabilities, including certain asserted successor liability claims. One of the liabilities assumed involves a firearms product liability lawsuit filed by Jack Taylor individually and as father of Kevin Taylor in Alaska Superior Court (the "Taylor litigation"). The Company is informed that a defendant in the Taylor litigation, Western Auto Supply Co., settled the lawsuit for $5 million and, in turn, has asserted a third-party claim against Savage Arms, Inc. for indemnification in the amount of the settlement plus attorneys' fees and related costs. Savage Arms has asserted defenses to the claims and the Company believes additional defenses may be available. Based on the information available to date, it is impossible to predict the outcome of this litigation or to assess the probability of any verdict.

         The Company also has been notified that Savage Sports Corporation seeks indemnification under the 1995 Agreement in connection with certain other product liability claims. Most notably, the Company has undertaken the defense of a lawsuit filed against Savage Arms, Inc. by Emhart Industries, Inc. ("Emhart") in the United States District Court for the District of Massachusetts (the "Emhart litigation"). In the lawsuit, Emhart requests indemnification under an agreement it allegedly executed in 1981 with Savage Industries, Inc., an entity Emhart alleges is a predecessor to Savage Arms, Inc. In particular, to date, Emhart has claimed indemnification of approximately $2.2 million for five lawsuits it has defended or settled and also seeks a declaratory judgment that it is entitled to indemnification for losses and expenses related to firearms product liability actions which may be filed against Emhart in the future. Savage Arms has asserted the responsibility of a third party to the 1981 agreement but remains a defendant. The Company intends to assert additional defenses. The parties are in the early stages of discovery and the Company cannot at this time predict the outcome of the litigation.

         In the event the former employee actions, the Taylor litigation and/or Emhart litigation were to be resolved adversely to the Company, there would be a material adverse effect on the Company's financial condition and results of operations. See Note 19 to the Consolidated Financial Statements.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1996.

                                    PART II

ITEM 5 - MARKETS FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Common Shares of the Company are traded over-the-counter in the United States on the Nasdaq National Market under the symbol "ICOMF." The high and low bid prices for the Common Shares for the Transition Period and each full quarter of the last two fiscal years, as reported on Nasdaq, are as follows:


                                                                                     High              Low
                                                                                     ----              ---
         1ST quarter 1995 - period ended January 31, 1995                          $2.500            $1.75
         2nd quarter 1995 - period ended April 30, 1995                             2.625             2.00
         3rd quarter 1995 - period ended July 31, 1995                             4.1875             2.00
         4th quarter 1995 - period ended October 31, 1995                           6.625             3.50
         Two month period 1995 - period ended December 31, 1995                    5.5625           3.8125
         1st quarter 1996 - period ended March 31, 1996                             5.625             4.50
         2nd quarter 1996 - period ended June 30, 1996                             15.375           5.3125
         3rd quarter 1996 - period ended September 30, 1996                         11.75            6.625
         4th quarter 1996 - period ended December 31, 1996                          8.125             4.25
         Period from January 1, 1997 to March 31, 1997                               5.25            1.875

         The Company's shares were also listed on the Toronto Stock Exchange from April 1, 1981 to November 9, 1995.

         The Company believes that as of March 31, 1997, its outstanding shares of Common Shares are held by approximately 8,600 owners of record.

         The closing price of the Common Shares on the Nasdaq National Market on March 31, 1997 was $2.25.

         There are presently no limitations imposed by Bermuda law on the rights of foreign owners of the Company's Common Shares, including those who are non-residents of Bermuda, to hold or vote such shares. Foreign owners and Bermuda residents are subject to the same limitations on voting provided by the Company's Bye-laws.

         Although organized in Bermuda, the Company has been classified as a non-resident by the Bermuda Monetary Authority Foreign Exchange Control. Accordingly, currencies held for the account of the Company are freely convertible to other currencies and there are no Bermuda exchange control restrictions or other Bermuda laws, decrees or regulations affecting the remittance by the Company of dividends or other payments to the holders of Common Shares who are non- residents of Bermuda.

         Bermuda currently imposes no corporate or personal income taxes. Therefore, U.S. citizens or residents who own the Company's Common Shares will not be subject to any Bermuda income tax on dividends or other payments by the Company with respect to its Common Shares or on dispositions of such shares. There are no other Bermuda taxes, including withholding taxes, imposed on U.S. citizens or residents by virtue of ownership of the Company's Common Shares. No reciprocal tax treaty exists between the United States and Bermuda with respect to withholding of taxes on payments by the Company to the holders of the Common Shares.

DIVIDEND POLICY

         No dividends were paid by the Company during fiscal 1993, 1994, 1995 or 1996. The Company does not currently plan to pay any dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

         On October 15, 1996, the Registrant issued and sold an aggregate of $10,000,000 of 7% Convertible Debentures, due October 15, 1998 (the "Debenture Placement"), to Infinity Investors Limited and Seacrest Capital Limited, each a Nevis, West Indies corporation (the "Investors"), in exchange for gross proceeds of $10,000,000 (less issuance costs). The Debenture Placement was not underwritten and was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. In connection with its evaluation of the availability of this exemption, the Registrant relied on a series of factual representations made by each of the Investors relating to, among other things, the nature of each Investor's investment and the sophisticated nature and accredited status of each Investor. The debentures issued in the Debenture Placement are convertible by the holder in whole or in part at the option of the holder into common shares of the Registrant by dividing the principal amount of each such debenture to be converted by the then applicable conversion price. The conversion price in effect from time to time is equal to the lesser of (i) $12.00 per common share or (ii) the product of (x) the market price of the common shares on the date of conversion multiplied by (y) 82.5%. The Registrant may redeem the debentures at any time by paying an amount equal to the remaining unpaid principal amount of the debenture multiplied by 117.5% plus accrued and unpaid interest thereon.

ITEM 6 - SELECTED FINANCIAL DATA

    The following tables set forth certain historical consolidated financial data for the Company.

                                                                Two months
                                                   Year ended     ended
                                                   December 31  December 31            Years ended October 31
                                                   -----------  -----------  --------------------------------------------
                                                       1996        1995        1995        1994        1993        1992
                                                     --------    --------    --------    --------    --------    --------
STATEMENT OF OPERATIONS:                                       (Thousands of U.S. Dollars Except Per Share Data)
Product, service and contract revenue                $  9,352    $    734    $  2,030    $   --      $   --      $   --
Other income                                              653         190         168          20         126         289
                                                     --------    --------    --------    --------    --------    --------
Total revenues                                         10,005         924       2,198          20         126         289
                                                     --------    --------    --------    --------    --------    --------
Loss from continuing operations                       (42,983)     (2,776)     (5,194)       (538)       (446)       (248)
Income from discontinued operations (1)                  --          --         3,546       3,410       1,517       1,564
Income (loss) on disposal of
   discontinued operations (1)                            (56)       (236)      3,546        --          --          --
                                                     --------    --------    --------    --------    --------    --------
Income (loss) before extraordinary item              $(43,039)   $ (3,012)   $ 12,176    $  2,872    $  1,071    $  1,316
                                                     ========    ========    ========    ========    ========    ========


                                                      Two months
                                      Year ended        ended
                                      December 31     December 31                     Years ended October 31
                                      ------------   ------------   ---------------------------------------------------------
                                         1996            1995           1995           1994           1993           1992
                                      ------------   ------------   ------------   ------------   ------------   ------------
EARNINGS (LOSS) PER SHARE DATA:
Continuing operations                 $      (3.32)  $      (0.24)  $      (0.46)  $      (0.05)  $      (0.04)  $      (0.05)
                                      ============   ============   ============   ============   ============   ============
Discontinued operations
                                      $      (0.01)  $      (0.02)  $       1.52   $       0.31   $       0.14   $       0.32
                                      ============   ============   ============   ============   ============   ============
Net income (loss) for period          $      (3.33)  $      (0.26)  $       1.12   $       0.26   $       0.10   $       0.27
                                      ============   ============   ============   ============   ============   ============

Weighted average shares (thousands)         12,943         11,385         11,451         11,061         10,715          4,942
                                      ============   ============   ============   ============   ============   ============

Cash dividends per share              $       --     $       --     $       --     $       --     $       --     $       --
                                      ============   ============   ============   ============   ============   ============

                                                   December 31                             October 31
                                             -----------------------   -------------------------------------------------
                                                1996         1995         1995         1994         1993         1992
                                             ----------   ----------   ----------   ----------   ----------   ----------
BALANCE SHEET: (Thousands of U.S. Dollars)
ASSETS:
Current assets                               $   11,594   $   19,957   $   24,587   $    2,599   $    1,049   $    3,655
Excess of cost over assets of
companies acquired                               14,573        8,685        9,349         --           --           --
Net assets of discontinued operations              --           --           --          9,573        7,207        1,178
Other long-term assets                            9,851        2,597        1,786         --           --           --
                                                                                    ----------   ----------   ----------
Total assets                                 $   36,018   $   31,239   $   35,722   $   12,172   $    8,256   $    4,833
                                             ==========   ==========   ==========   ==========   ==========   ==========

LIABILITIES & SHAREHOLDERS' EQUITY:
Current liabilities including
  current maturities of long-term debt       $    9,810   $    5,331   $    7,091   $      269   $      175   $      491
Long-term liabilities                            18,477          368          365         --           --           --
Shareholders' equity                              7,731       25,540       28,266       11,903        8,081        4,342
                                             ----------   ----------   ----------   ----------   ----------   ----------

                                             $   36,018   $   31,239   $   35,722   $   12,172   $    8,256   $    4,833
                                             ==========   ==========   ==========   ==========   ==========   ==========

   (1)          See Note 9 to the Consolidated Financial Statements under Item 8

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Results of continuing operations in 1995 and 1996 consist of:

         o the fiber optic multiplexer and special services switch businesses of Intelect Network Technologies Company ("INT") from its April 24, 1995 acquisition,
         o the information security business of Intelect Europe Limited ("IEL") from its August 31, 1995 acquisition,
         o the engineering services business of DNA Enterprises, Inc. ("DNA") from its February 13, 1996 acquisition, and
         o the videoconferencing system business of Intelect Visual Communications Corp. ("IVC") from its March 29, 1996 acquisition.

         During the years ended October 31, 1994 and 1995, the Company was engaged in the manufacturing and marketing of sporting arms, through its subsidiary Savage Arms, Inc. ("Savage"). The results of operations of Savage are accounted for as discontinued operations due to the sale of Savage on October 31, 1995. The Company's fiscal year was changed to December 31 in 1995.

         Accordingly, due to the disposition of Savage, the change in fiscal year, and the schedule of acquisitions above, any comparison of financial results to prior year periods would not be meaningful to determine a trend.

         The following table shows the revenue and gross profits for the Company's products:

                                                    Two Months
                                       Year Ended    Ended              Years Ended
                                      December 31  December 31           October 31
                                      ------------------------    ------------------------
                                         1996          1995          1995          1994
                                      ----------    ----------    ----------    ----------
                                                  (Thousands of U.S. Dollars)
Revenue:
Product sales                         $    2,116    $      676    $      949    $     --

Services                                   5,563          --            --            --
Contract revenue                           1,673            58         1,081          --
Interest and other income                    653           190           168            20
                                                    ----------    ----------    ----------
                                      $   10,005    $      924    $    2,198    $       20
                                      ----------    ----------    ----------    ----------
Gross profit (loss):
Products                                    (662)          129           267
Services                                   1,323          --            --            --
Contracts                                 (2,263)         (772)         (805)         --
                                      ----------    ----------    ----------    ----------
                                          (1,602)         (643)         (538)         --
                                      ----------    ----------    ----------    ----------

NET SALES AND SERVICES

         Revenues in the year ended December 31, 1996 consisted primarily of engineering services revenues from the newly acquired DNA and product sales at INT.

         Sales of the S4 digital switch were the principal component of product sales in 1996 and in 1995. During the second half of 1996, sales of SONETLYNX fiber optic multiplexers made a significant contribution to the total for the first time since the product's introduction in the second quarter.

         While not relevant to the year-to-year comparison, sales of DNA services to external customers were up 12% from the prior year when DNA was not owned by the Company.

         The LANscape videoconferencing product was introduced in October 1996 after material and extensive improvements were made to the purchased technology. The VuBridge product was introduced in March 1996. LANscape made a small contribution to 1996 sales as initial shipments were primarily for demonstration and testing purposes.

         Contract revenues (from longer term contracts for Special Services Switches) represent the completion of projects for Iceland and Greece. Sales increased in 1996 over 1995 due to the inclusion of the entire project for Greece in 1996 (see Gross Profit (Loss) below).

         Information security products sold primarily to the UK military market were phased out as those operations in England were closed and submitted to liquidation at year end.

GROSS PROFIT (LOSS)

         Inclusion of the DNA engineering services business in 1996 made a positive contribution to gross profit. However, the margin was restrained because more than half the engineering services staff was dedicated to development of the CS4, a project on which intercompany sales and profit are eliminated.

         Losses on contract revenues were primarily attributable to the Iceland project which was completed in 1996 and experienced a greater loss in 1996 than in 1995. In addition, the losses and costs on product sales were increased by maintaining or increasing costs of operations and engineering infrastructure in order to prepare for the expected growth in sales and production of SONETLYNX and LANscape. The Company believed these costs were prudently incurred because of the imminent receipt of significant orders. That belief was confirmed by orders received in January and February 1997 for SONETLYNX.

SELLING, GENERAL, AND ADMINISTRATIVE (SG&A) EXPENSES

         SG&A expenses were $14,601,000 in the year ended December 31, 1996, $854,000 in the two month ended December 31, 1995, and $2,461,000 in the year ended October 31, 1995. The increased spending in 1996 is attributable to (1) increased sales and marketing spending to launch new products and (2) acquisition of new businesses.

         The Company spent $6,412,000 on sales and marketing in 1996 to develop markets and provide promotional support for all product lines. Spending, primarily in advance of sales, was approximately $1,300,000 for SONETLYNX and $1,000,000 for LANscape. At the same time, sales and marketing activities resulted in a $3,632,000 backlog of unfilled orders at December 31, 1996, up from $2,469,000 at the prior year end. By March 1997, the backlog had grown substantially.

         G&A expenses were $8,189,000 in 1996 due primarily to the inclusion of newly acquired businesses. INT expenses of $1,589,000 were in line with the prior year. DNA contributed $1,370,000 to the total, IEL $1,758,000 and IVC $1,417,000. Corporate expenses were $2,055,000, including legal and other costs related to external financing.

ENGINEERING AND DEVELOPMENT (E&D) EXPENSES

         E&D expenses in the three months ending December 31, 1996 include a one time charge in December of $2,442,000 to expense CS4 software development costs previously capitalized. The evolution of the CS4 project led to a reassessment of the product definition in December 1996. A necessary consequence of the redefined product was to cause the expensing of previously capitalized costs because technological feasibility had not been attained for all the inter- related modules of the product.

         E&D expenses for the year were $8,719,000 and an additional $1,395,000 (representing SONETLYNX software development cost) was capitalized. Total costs of major projects in 1996 were (including E&D expense, software capitalized, and additional amounts charged to cost of sales or to technology amortization):

         o $5,496,000 for development of the CS4 smart programmable switch to the prototype stage,
         o   $2,857,000 for development of the initial components of SONETLYNX,
         o $1,875,000 for development of a viable LANscape product from purchased technology, and
         o   $239,000 for development of two standard DSP products.

ASSET WRITE DOWNS

         In connection with the acquisition of IVC, certain assets and licenses, which constituted the design of a videoconferencing product, were purchased from a major computer company. The design proved to be flawed and market introduction was delayed approximately nine months. (See Note 8 to the Consolidated Financial Statements regarding the technology purchase.) The Company deemed the recoverability of IVC goodwill to be significantly impaired by the delay in introduction of the product to a rapidly changing market and accordingly reduced the carrying value of IVC goodwill by $4,175,000 (its remaining unamortized net book value at the time) and wrote off $51,000 of fixed assets deemed of no value.

         The Company's assessment of the future prospects for the information security products business in the United Kingdom led to a complete shut down of those operations in Chesterfield, England at the end of 1996. In January 1997, liquidation proceedings began. The Company was an unsecured creditor of IEL and wrote off all net assets related to those operations in England in the amount of $1,807,000.

AMORTIZATION AND DEPRECIATION

         Amortization and depreciation expenses were:

                                                       Two Months
                                         Year Ended      Ended              Years Ended
                                         December 31   December 31           October 31
                                         -------------------------   -------------------------
                                            1996          1995          1995          1994
                                         -----------   -----------   -----------   -----------
                                                      (Thousands of U. S. Dollars)
Depreciation of Property and Equipment   $       898   $        42   $       174   $      --
Amortization of Goodwill                       1,664            64           312          --

Technology Amortization                        1,019          --            --            --
                                         -----------   -----------   -----------   -----------
                                         $     3,581   $       106   $       486   $      --
                                         ===========   ===========   ===========   ===========

Depreciation is included in cost of sales and selling, general and administration expense in the Consolidated Financial Statements.

         Depreciation of property and equipment has increased due to acquisitions and due to purchases of new manufacturing, engineering, and office equipment. Goodwill is amortized over periods from 10 to 15 years. The increase in 1996 is due to the purchase of DNA and IVC. In December 1996, goodwill related to the acquisition of INT was increased $660,000 due to the payment of certain contingent consideration due to former INT shareholders (see
Note 7(a) to Consolidated Financial Statements). Technology amortization relates to intellectual properties purchased in 1995 and 1996. The amounts of amortization and depreciation expenses in 1996 are not indicative of the continuing rates because (1) capital purchases are planned to exceed depreciation and cause some increase in the current rate, (2) goodwill of IVC and IEL will not be available for amortization, and (3) license payments to the vendor of technology used by IVC are being curtailed. (See Note 8 to the Consolidated Financial Statements.)

INTEREST EXPENSE

         Interest expense of $9,911,000 in the year ended December 31, 1996 consists of (1) interest on the face value of the June, August and October Debentures of $501,000, (2) non-cash financing costs associated with the issuance of the Debentures of $9,105,000, and (3) other interest of $305,000.

         On March 28, 1997, the Securities and Exchange Commission first issued a Staff Announcement entitled "Debt or Preferred Stock Convertible at Discount to the Market" which requires (1) recognition as interest expense an amount which measures the "beneficial conversion feature" of certain convertible debentures, and (2) accounting treatment which accelerates the recognition as interest expense of deferred financing costs. The Staff Announcement also required immediate implementation necessitating the retroactive restatement of financial statements. Accordingly, the Company retroactively conformed its accounting for the June, August, and October Debentures to the requirements of the Staff Announcement. This had the effects of (1) recognizing as interest expense a $4,592,000 amount allocated to the beneficial conversion feature, and
(2) changing the accounting for and accelerating the recognition of deferred financing costs in the amount of $3,862,000. These non-cash expenses, together with $651,000 deferred financing costs recognized as interest expense prior to the Staff Announcement, constitute the $9,105,000 total Debenture-related interest expense.

         Cash financing costs attributable to the issuance of the June, August, and October Debentures were $328,000, $986,000, and $309,000, respectively. Non-cash costs in the form of warrants for common stock valued using the Black-Scholes pricing model were $1,058,000, $1,014,000, and $1,045,000, respectively. Additionally, allocations of proceeds to the beneficial conversion features of the Debentures were $1,061,000, $1,765,000, and $2,121,000, respectively. The Debentures were considered to be "in the money" on the date of issue due to the conversion discount. Therefore, all financing costs are being amortized over the periods bounded by the issuance dates and the earliest conversion dates, resulting in total amortization of $2,447,000, $3,765,000, and $2,893,000, respectively, in 1996. An additional amount of $582,000 of deferred financing costs will be recognized as interest expense in the first quarter of 1997 due to the exercisability of the balance of the October Debentures.

INCOME (LOSS) FROM DISCONTINUED OPERATIONS

         The Company sold Savage Corporation (and its subsidiaries, including Savage Arms, Inc.) ("Savage") on October 31, 1995. The results of Savage are accounted for as discontinued operations and, accordingly, comparative presentations reflect the Company's equity in the earnings of Savage for the relevant periods. The gain on the disposition of Savage occurred in the fourth quarter of 1995.

LIQUIDITY AND CAPITAL RESOURCES

         In the year ended December 31, 1996, cash used in operations ($23,106,000) and by investing activities ($11,253,000) was funded by using $10,176,000 of available cash balances and by securing new financing, net of repayments, of $24,183,000. As a result, working capital decreased from $14,626,000 to $1,784,000 at December 31, 1996.

         Operating Activities

         Net cash used in operations was $23,106,000 for 1996, consisting primarily of operating losses partly attributable to the following costs:

         o   $3,223,000 of E&D to bring new products to market in 1996 and 1997
         o $5,496,000 of E&D to develop the CS4 smart programmable switch with no product sales currently expected to be derived until 1998
         o Approximately $2,300,000 of sales and marketing expenses for market development in advance of sales based on expected increases for SONETLYNX and LANscape products in 1997
         o Approximately $1,100,000 of manufacturing overhead costs maintained at a higher level than required by 1996 sales in order to prepare an operations infrastructure, including a computer system startup to support the higher levels of production currently expected in 1997.

         Of these four sources of spending, the discretionary portions were approximately:

         o 50% of new product development for air traffic control features and early SONETLYNX
         o   100% of CS4 development
         o   100% of advance sales and marketing
         o   100% of advance infrastructure building

         The Company committed these discretionary amounts because (1) the product developments were directed at markets believed to have very large growth potential, and (2) near term sales and production growth opportunities appeared to justify some investment to stimulate the sales and prepare for production. The anticipated near-term growth is expected to be realized in 1997, especially for SONETLYNX products.

         Investing Activities

         Investment spending included $3,660,000 for fixed assets, primarily equipment for product design and for manufacturing. As much as 20% of this spending may have been discretionary. $4,377,000 was spent on the acquisitions of DNA and IVC including working capital advances prior to acquisition.

         Financing Activities

         In addition to cash balances at the beginning of the year, operations and investments in 1996 were funded by the issuance of three series of convertible debentures in the amount of $25,000,000. By the end of the year, $10,087,000 of the debentures were converted to common shares and by March 31, 1997, an additional $8,539,000 of the debentures were converted (See Note 11 to Consolidated Financial Statements).

         Outlook and Financial Strategy

         The Company currently expects ongoing product sales and production activity to increase significantly over the levels of 1996. These increases are expected to create increased working capital requirements. In addition, the Company intends to continue investing in certain product development activities. The financial plan which results from these expectations currently indicates a peak cash requirement from external sources of approximately $12,000,000 in 1997. This plan assumes that the $2,300,000 balance of obligations to pay former owners of DNA can be extended (See Note 24 to Consolidated Financial Statements) and that no payments will be made to the licensor of video conferencing technology pursuant to a license agreement which is in dispute (see Note 8 to Consolidated Financial Statements and "Intellectual Property" in ITEM 1). In the event that working capital requirements exceed sources, the Company has contingency plans to curtail spending on product development and marketing activities, with priority given to spending that is not in pursuit of near term benefits.

         The Company currently plans to fund its external requirements by completing a $15,000,000 credit facility of which it has executed binding agreements for up to $5,000,000 as of March 31, 1997. (See Note 24 to the Consolidated Financial Statements.) The Company considers it prudent to pursue financing of amounts greater than its most likely expected cash requirements in order to have the flexibility to respond to additional product development and growth opportunities or to respond to other cash needs. For those reasons, the Company is pursuing additional funding through private or public financings and through collaborative arrangements with existing and potential customers. Financial plans do not anticipate any significant payments for maturing Convertible Debentures in August or October 1998. Due to the experience of $10,087,000 converted in 1996 and $8,539,000 converted in the first quarter of 1997, the Company expects the debenture holders to convert the balance of $6,374,000 before maturity.

         A collaborative approach is being pursued with respect to the CS4 product development. The Company has begun discussions with several major telecommunications companies regarding the possibility of forming an alliance or partnering for the combined purposes of (a) endorsing or branding the CS4 product with a major trade name, (b) permitting some preferred access to the product by one or more large customers, and (c) funding a substantial portion of continuing development expenses. Any funding from such sources would likely be accompanied by an upward revision in planned expenses so that market entry could be accelerated. Funding by the proposed partnering process would be in addition to traditional financing previously discussed.

         Conclusion

         Considering the financing resources available and potentially available, the outlook for cash available from customer collections, the outlook for cash uses in operations and investing, and the options available to reduce spending, the Company believes it has the financial resources to meet its business requirements through the current year. There can be no assurance, however, that the proposed financings or the business results assumed in the financial plan will be realized. The financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result from the unfavorable outcome of such an uncertainty.

CONTINGENT LIABILITIES

         As discussed in ITEM 3, Legal Proceedings, the Company is exposed to certain contingent liabilities, which, if resolved adversely to the Company, would adversely affect its liquidity, its results of operations and/or its financial position.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE LIQUIDITY AND OPERATING RESULTS

         This Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934 as amended. Actual events and results could differ materially from those set forth in the forward-looking statements. In particular, the recent growth in production and sales may not be sustained if production is interrupted by a planned facility relocation, materials (including those supplied from sole sources) are not available, the sales force does not identify new customers, the Company's credit condition inhibits major customers, or new SONETLYNX and videoconferencing product developments are delayed. The financial plan includes commitments to significant amounts of spending for product development, sales and marketing activity, and manufacturing capacity predicated on a high rate of sales growth each quarter. If the rate of sales growth is not sustained, certain of the expenses will not be sufficiently controllable in the short term to avoid a negative cash flow impact. There can be no assurance that the currently high level of credit quality among the Company's customers can be sustained. Accordingly, customer collections may not achieve the assumptions of the plan. In order to meet increasing levels of demand for manufactured products the Company must make estimates of future orders with enough precision to insure the availability of certain components with long lead times. Any inaccuracy in such estimates could affect the expected operating results. In general, there can be no assurance that component parts will be available in sufficient quantity and on suitable credit terms to support the planned growth in production rates. Adequacy of the financial plan is partly dependent on the Company's ability to renegotiate payment obligations to former owners of DNA and to renegotiate a technology license with a major computer company. There can be no assurance that either of these assumed negotiations will be accomplished with the cash flow consequences assumed in the plan. External business conditions may also contribute risk to achieving the plan, especially the rate at which telecommunications companies adopt certain new products and the demand for engineering design services which are contingent on the development budgets of others. Funding plans include uncertainties, namely, the balance of the Credit Facility may not become available, alternative external sources of financing may not be secured in a timely manner or on terms acceptable to the Company or at all, availability of external sources may be affected by general market price volatility, holders of Convertible Debentures may not convert remaining balances to equity, and/or partner funding of CS4 development may not be secured soon enough to avoid development delays. The Company's ability to raise funds from external sources may be restricted by adverse resolution of legal proceedings discussed in Contingent Liabilities.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            INTELECT COMMUNICATIONS SYSTEMS LIMITED AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

       Report of Independent Chartered Accountants ..........   23
       Consolidated Balance Sheets ..........................   24
       Consolidated Statements of Operations ................   25
       Consolidated Statements of Shareholders' Equity ......   27
       Consolidated Statements of Cash Flows ................   29
       Notes to Consolidated Financial Statements ...........   31
       Schedule II - Valuation and Qualifying Accounts ......   60

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Intelect Communications Systems Limited

We have audited the accompanying consolidated financial statements of Intelect Communications Systems Limited and its subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intelect Communications Systems Limited and its subsidiaries as of December 31, 1996 and 1995 and the results of their operations and their cash flows for the year ended December 31, 1996, the two month period ended December 31, 1995 and the years ended October 31, 1995 and 1994, in conformity with United States generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements, taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements and financial statement schedule have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from continuing operations and is dependent upon the successful development and commercialization of its products and its ability to secure adequate sources of capital until the Company is operating profitably. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in note 1. The consolidated financial statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.

/S/ KPMG PEAT MARWICK

Chartered Accountants
Hamilton, Bermuda
April 9, 1997

            INTELECT COMMUNICATIONS SYSTEMS LIMITED AND SUBSIDIARIES

                          Consolidated Balance Sheets

                           December 31, 1996 and 1995

                   (Thousands of dollars, except share data)

                                Assets                                  1996        1995
                                ------                                --------    --------
Current assets:
 Cash and cash equivalents (note 3)                                   $  4,863      15,039
 Investments in marketable securities (note 4)                             854          --
 Receivables:
  Accounts, net of allowance of $542 and $25 in 1996 and 1995            2,427       1,375
  Loan                                                                      --         600
 Inventories (note 5)                                                    2,978       2,537
 Prepaid expenses                                                          472         406
                                                                      --------    --------
     Total current assets                                               11,594      19,957
Property and equipment, net (note 6)                                     4,285       1,839
Goodwill, net (note 7)                                                  14,573       8,685
Software development costs, net (note 2(g))                              1,389          --
Deferred financing costs, net (note 11)                                    582          --
Other intangible assets, net (note 8)                                    2,879         500
Other assets                                                               716         258
                                                                      --------    --------
                                                                      $ 36,018      31,239
                                                                      ========    ========
                     Liabilities and Shareholders' Equity
                     ------------------------------------
Current liabilities:
 Accounts payable                                                     $  1,878       1,685
 Accrued liabilities                                                     3,302       1,989
 Net liabilities of discontinued operations (note 9)                       400         476
 Deferred income taxes (note 14)                                            48          --
 Current maturities of long-term debt (note 10)                          4,125       1,036
 Current installments of obligations under capital leases (note 12)         57         145
                                                                      --------    --------
     Total current liabilities                                           9,810       5,331
Long-term obligations under capital leases,
  net of current installments (note 12)                                     59         200
Deferred income taxes (note 14)                                            267          --
Long-term debt, net of current maturities (note 10)                      3,238         168
Convertible debentures (note 11)                                        14,913          --
                                                                      --------    --------
                                                                        28,287       5,699
                                                                      --------    --------
Shareholders' equity:
 Common shares, $.01 par value, 80,000,000 shares authorized
  15,027,728 and 11,385,117 shares issued and outstanding
  in 1996 and 1995 (note 15)                                               150         114
 Additional paid-in capital (note 15)                                   36,849      11,673
 Unrealized gain on marketable securities (note 4)                          18          --
 Retained earnings (accumulated deficit) (note 18)                     (29,286)     13,753
                                                                      --------    --------
     Total shareholders' equity                                          7,731      25,540
Commitments and contingencies (notes 12, 13 and 19)
                                                                      --------    --------
                                                                      $ 36,018      31,239
                                                                      ========    ========

See accompanying notes to consolidated financial statements.

            INTELECT COMMUNICATIONS SYSTEMS LIMITED AND SUBSIDIARIES

                     Consolidated Statements of Operations

                   (Thousands of dollars, except share data)

                                                     Year         Two months        Years ended
                                                     ended          ended            October 31
                                                 December 31,    December 31,    --------------------
                                                     1996            1995          1995        1994
                                                 ------------    ------------    --------    --------
Net revenues:
 Product sales                                   $      2,116             676         949          --
 Services                                               5,563              --          --          --
 Contract revenue                                       1,673              58       1,081          --
 Interest and other income                                653             190         168          20
                                                 ------------    ------------    --------    --------
    Net revenues                                       10,005             924       2,198          20
                                                 ------------    ------------    --------    --------
Costs and expenses:
 Cost of product sales                                  2,778             547         682          --
 Cost of services                                       4,240              --          --          --
 Cost of contracts                                      3,936             830       1,886          --
 Selling, general and administrative                   14,601             854       2,461         558
 Engineering and development                            8,719             732       1,653          --
 Asset writedowns (notes 2(l), 6 and 7(b))              6,033             338          --          --
 Amortization of intangible assets (notes 2(l)
  and 8)                                                2,683             376          --          --
 Equity in loss of investee                                --              --         280          --
 Interest (notes 10 and 11)                             9,911              23         430          --
                                                 ------------    ------------    --------    --------
                                                       52,901           3,700       7,392         558
                                                 ------------    ------------    --------    --------
    Loss from continuing operations
     before income taxes and extra-
     ordinary item                                    (42,896)         (2,776)     (5,194)       (538)
Income taxes (note 14)                                     87              --          --          --
                                                 ------------    ------------    --------    --------
    Loss from continuing operations                   (42,983)         (2,776)     (5,194)       (538)
Discontinued operations (note 9):
 Income from discontinued operations                       --              --       3,546       3,410
 Income (loss) on disposal of discontinued
  operations                                              (56)           (236)     13,824          --
                                                 ------------    ------------    --------    --------
    Income (loss) before
     extraordinary item                               (43,039)         (3,012)     12,176       2,872
Equity in extraordinary gain of investee                   --              --         646          --
                                                 ------------    ------------    --------    --------
    Net income (loss)                            $    (43,039)         (3,012)     12,822       2,872
                                                 ============    ============    ========    ========

                                                                     (Continued)

            INTELECT COMMUNICATIONS SYSTEMS LIMITED AND SUBSIDIARIES

                   (Thousands of dollars, except share data)

                                                    Year        Two months         Years ended
                                                    ended          ended           October 31
                                                December 31,    December 31,    ----------------
                                                    1996            1995         1995      1994
                                                ------------    ------------    ------    ------
Earnings (loss) per share:
 Primary and fully diluted earnings:
  Income (loss) per share:
   Continuing operations                        $      (3.32)          (0.24)    (0.46)    (0.05)
   Discontinued operations                              (.01)          (0.02)     1.52      0.31
                                                ------------    ------------    ------    ------
     Income (loss) before
       extraordinary item                              (3.33)          (0.26)     1.06      0.26
   Extraordinary item                                     --              --      0.06        --
                                                ------------    ------------    ------    ------
    Net income (loss)                           $      (3.33)          (0.26)     1.12      0.26
                                                ============    ============    ======    ======
Weighted average number of shares and common
 stock equivalents outstanding (in thousands)
 (note 17)                                            12,943          11,385    11,451    11,061
                                                ============    ============    ======    ======

See accompanying notes to consolidated financial statements.

            INTELECT COMMUNICATIONS SYSTEMS LIMITED and SUBSIDIARIES

                Consolidated Statements of Shareholders' Equity

      Year ended December 31, 1996, two months ended December 31, 1995 and years ended October 31, 1995 and 1994

                   (Thousands of dollars, except share data)


                                                                                 Unrealized
                                                         Additional               gain on        Total
                                  Common stock             paid-in    Retained   marketable   shareholders'
                                   Shares         Par       capital   earnings   securities     equity
                                -----------    --------    --------   --------   ----------   -------------
Balances at October 31, 1993      9,863,142    $     99       6,911      1,071           --        8,081
 Conversion of Savage
 Corporation preferred stock
 (note 15)                          600,000           6         419         --           --          425
 Financing costs (note 15)          110,000           1          87         --           --           88
 Exercise of employee stock
  options (note 16)                  10,000          --          10         --           --           10
 Quasi reorganization
  (note 18)                              --          --         427         --           --          427
 Net income                              --          --          --      2,872           --        2,872
                                -----------    --------    --------   --------   ----------   ----------
Balance at October 31, 1994      10,583,142         106       7,854      3,943           --       11,903
 Acquisition of Lakefield
  Arms Limited (note 9)             416,666           4         925         --           --          929
 Exercise of convertible
  preferred shares of Savage
  Corporation (note 9)              160,991           2         400         --           --          402
 Private placement (note 21)        150,000           1         524         --           --          525
 Exercise of employee
  stock options (note 16)            74,318           1         139         --           --          140
 Quasi reorganization
  (note 18)                              --          --       1,545         --           --        1,545
 Net income                              --          --          --     12,822           --       12,822
                                -----------    --------    --------   --------   ----------   ----------
Balances at October 31, 1995     11,385,117         114      11,387     16,765           --       28,266
 Stock option
  compensation (note 16)                 --          --         286         --           --          286
 Net loss                                --          --          --     (3,012)          --       (3,012)
                                -----------    --------    --------   --------   ----------   ----------
Balances at December 31, 1995    11,385,117         114      11,673     13,753           --       25,540

                                                                     (Continued)

            INTELECT COMMUNICATIONS SYSTEMS LIMITED and SUBSIDIARIES

                   (Thousands of dollars, except share data)


                                                                                    Unrealized
                                    Common stock             Additional              gain on       Total
                                 ------------------------     paid-in   Retained    marketable   shareholders'
                                     Shares         Par       capital   earnings    securities     equity
                                  -----------    --------    --------   --------    ----------   ----------
 Conversion of debentures
  (note 11)                         1,837,205    $     18      10,069         --            --       10,087
 Acquisition of Intelect Visual
  Communications Corp.
  (note 7(d))                         545,420           5       2,747         --            --        2,752
 Exercise of employee stock
  options (note 16)                   530,000           5       1,012         --            --        1,017
 Exercise of warrants from
  acquisition of Savage
  Corporation (note 15)               360,000           4       1,076         --            --        1,080
 Settlement of subordinated
  debt and contingent
  purchase consideration of
  Intelect, Inc. (note 7(a))          169,986           2         848         --            --          850
 Purchase of other assets
  (note 15)                           100,000           1         374         --            --          375
 Employee compensation -
  Intelect Visual
  Communications Corp.
  (note 7(d))                         100,000           1         499         --            --          500
 Allocation of proceeds to
  beneficial conversion
  features of convertible
  debentures (note 11)                     --          --       4,947         --            --        4,947
 Detachable warrants issued
  with convertible debentures
  (notes 11 and 15)                        --          --       3,117         --            --        3,117
 Stock option compensation
  (note 16)                                --          --         487         --            --          487
 Unrealized gain on
  marketable securities                    --          --          --         --            18           18
 Net loss                                  --          --          --    (43,039)           --      (43,039)
                                  -----------    --------    --------   --------    ----------   ----------
Balances at December 31, 1996      15,027,728    $    150      36,849    (29,286)           18        7,731
                                  ===========    ========    ========   ========    ==========   ==========

See accompanying notes to consolidated financial statements.

            INTELECT COMMUNICATIONS SYSTEMS LIMITED AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                   (Thousands of dollars, except share data)

                                                        Year         Two months         Years ended
                                                        ended          ended             October 31
                                                    December 31,    December 31,    --------------------
                                                        1996            1995          1995        1994
                                                    ------------    ------------    --------    --------
Cash flows from operating activities:
 Net income (loss)                                  $    (43,039)         (3,012)     12,822       2,872
 Adjustments to reconcile net income (loss) to
  net cash used in operating activities:
   Equity in income of investee                               --              --        (366)         --
   Depreciation and amortization of intangible
   assets                                                  3,581             106         486          --
   Deferred income taxes                                      87              --          --          --
   (Income) loss on disposal of discontinued
   operations                                                 --             236     (13,824)         --
   (Income) loss from discontinued operations                 56              --      (3,546)     (3,410)
   Noncash compensation                                      500              --          --          --
   Assets writedowns                                       6,033             338          --          --
   Stock option compensation                                 487              50          --          --
   Amortization of deferred financing costs                9,105              --          --          --
   Other                                                    (100)             --           9          --
   Change in operating assets and liabilities,
    net of effects of acquired companies:
     Accounts receivable                                    (898)           (662)        136          --
     Inventories                                            (350)            277         196          --
     Other assets                                            (95)           (282)       (102)         24
     Accounts payable and accrued liabilities              1,603            (926)     (1,472)         94
     Net liabilities of discontinued operations              (76)           (795)      1,271          --
                                                    ------------    ------------    --------    --------
    Net cash used in operating activities                (23,106)         (4,670)     (4,390)       (420)
                                                    ------------    ------------    --------    --------
Cash flows from investing activities:
 Proceeds from sale of discontinued operations                --              --      33,000          --
 Investment in discontinued operations                        --              --      (3,249)      1,878
 Purchase of other intangible assets                      (1,075)             --          --          --
 Capital expenditures                                     (3,660)           (293)       (238)         --
 Purchase of marketable securities                          (836)             --          --          --
 Payments for other assets                                  (110)           (240)       (518)         --
 Software development costs                               (1,395)             --          --          --
 Proceeds on sale of fixed assets                            200              --          12          --
 Payment for acquisition of DNA, net of cash
  acquired                                                (3,009)             --          --          --
 Loan to IVC, prior to acquisition                          (700)           (600)         --          --
 Payment for acquisition of IVC, net of cash
acquired                                                    (668)             --          --          --
 Payment for acquisition of Intelect, net of cash
  acquired                                                    --              --        (632)         --
 Payment for acquisition of IEL, net of cash
acquired                                                      --              --        (391)         --
                                                    ------------    ------------    --------    --------
    Net cash provided by (used in) investing
    activities                                           (11,253)         (1,133)     27,984       1,878
                                                    ------------    ------------    --------    --------

                                                                     (Continued)

            INTELECT COMMUNICATIONS SYSTEMS LIMITED AND SUBSIDIARIES

                   (Thousands of dollars, except share data)

                                                           Year        Two months          Years ended
                                                           ended          ended             October 31
                                                       December 31,    December 31,    --------------------
                                                           1996            1995          1995        1994
                                                       ------------    ------------    --------    --------
Cash flows form financing activities:
 Proceeds from issuance of convertible debentures      $     25,000              --          --          --
 Debt issuance costs                                         (1,623)             --          --          --
 Proceeds from issuance of notes payable                         --              --       9,880          --
 Payments on notes payable                                     (880)            (70)    (15,530)         --
 Payments of principal on capital lease obligations            (311)            (24)        (18)         --
 Payments of long-term debt                                    (100)             --        (271)         --
 Proceeds from issuance of common shares                         --              --         665         103
 Exercise of warrants                                         1,080              --          --          --
 Exercise of employee stock options                           1,017              --          --          --
 Quasi-reorganization                                            --              --          45          13
                                                       ------------    ------------    --------    --------
    Net cash provided by (used in)
    financing activities                                     24,183             (94)     (5,229)        116
                                                       ------------    ------------    --------    --------
Net increase (decrease) in cash and cash equivalents        (10,176)         (5,897)     18,365       1,574
Cash and cash equivalents, beginning of period               15,039          20,936       2,571         997
                                                       ------------    ------------    --------    --------
Cash and cash equivalents, end of period               $      4,863          15,039      20,936       2,571
                                                       ============    ============    ========    ========

See accompanying notes to consolidated financial statements.

            INTELECT COMMUNICATIONS SYSTEMS LIMITED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(1)  Description of Business

     Intelect Communications Systems Limited (the "Company") was incorporated under the laws of Bermuda on April 1, 1980 and operated under the name of Coastal International, Ltd. until September 1985 and as Challenger International, Ltd. until December 1995. The Company operates in one industry segment and is an international communications technology and products company that develops, manufactures and markets multimedia transport and switching systems for telecommunications and networking applications. The Company's products include digital switching, fiber optic multiplexing, video conferencing equipment, and telecommunications system design and development services.

     Former subsidiaries of the Company were engaged in the manufacture and marketing of sporting arms (from 1989 to 1995) and in various energy related activities (from 1981 to 1988). These subsidiaries were sold or liquidated as of October 31, 1995 (see note 9 below).

     The Company's year end was changed in 1995 from October 31 to December 31 in order to coincide with the year ends of its newly-acquired operating subsidiaries. The two-month period from November 1, 1995 to December 31, 1995 is hereinafter referred to as the "Transition Period".

     The Company has incurred losses from continuing operations of $42,983,000, $2,776,000 and $5,194,000 during the year ended December 31, 1996, the two months ended December 31, 1995, and the year ended October 31, 1995, respectively. During these same periods, the Company's operating activities have used net cash of $23,106,000, $4,670,000 and $4,390,000, respectively.

     The Company currently expects ongoing product sales and production activity to increase significantly over the levels of 1996. These increases are expected to create increased working capital requirements. In addition, the Company intends to continue investing in certain product development activities. The financial plan which results from these expectations currently indicates a peak cash requirement from external sources of approximately $12,000,000 in 1997. This plan assumes that the $2,300,000 balance of obligations to pay former owners of DNA can be extended (note 24) and that no payments will be made to the licensor of video conferencing technology pursuant to a license agreement which is in dispute (note 8). In the event that working capital requirements exceed sources, the Company has contingency plans to curtail spending on product development and marketing activities, with priority given to spending that is not in pursuit of near term benefits.

     The Company currently plans to fund its external requirements by completing a $15,000,000 credit facility of which it has executed binding agreements for up to $5,000,000 as of March 31, 1997 (note 24). The Company considers it prudent to pursue financing of amounts greater than its most likely expected cash requirements in order to have the flexibility to respond to additional product development and growth opportunities or to respond to other cash needs. For those reasons, the Company is pursuing additional funding through private or public financings and through collaborative arrangements with existing and potential customers. Financial plans do not anticipate any significant payments for maturing Convertible Debentures in August or October 1998. Due to

                                       31
                                                                    (Continued)

            INTELECT COMMUNICATIONS SYSTEMS LIMITED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     the experience of $10,087,000 converted in 1996 and $8,539,000 converted in the first quarter of 1997, the Company expects the debenture holders to convert the balance of $6,374,000 before maturity.

     Considering the financing resources available and potentially available, the outlook for cash available from customer collections, the outlook for cash uses in operations and investing, and the options available to reduce spending, the Company believes it has the financial resources to meet its business requirements through the current year. There can be no assurance, however, that the proposed financings or the business results assumed in the financial plan will be realized.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result from the unfavorable outcome of such an uncertainty.

(2)  Significant Accounting Policies and Practices

     The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (a)  Principles of Consolidation

          The consolidated financial statements include the financial statements of the Company and its subsidiaries, all of which are wholly owned, since their dates of acquisition. All significant intercompany balances and transactions have been eliminated in consolidation.

     (b)  Fair Value of Financial Instruments

          Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosure of the fair value of certain financial instruments for which it is practicable to estimate fair value. For purposes of the disclosure requirements, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying values of cash, accounts receivable, marketable securities and accounts payable are reasonable estimates of their fair value due to the short-term maturity of their financial instruments. It was not practical to estimate the fair value of the Company's long-term debt and convertible debentures because quoted market prices do not exist and comparable securities are not available.

                                       32
                                                                    (Continued)

            INTELECT COMMUNICATIONS SYSTEMS LIMITED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     (c)  Revenue and Expense Recognition

          Revenue from product sales is recognized upon shipment of products. Reserves for estimated sales returns and allowances are recorded in the same accounting period as the related revenues.

          Revenue from services for engineering is recognized as the services are provided to the customers.

          Contracts that are expected to be completed within three months are generally considered short-term contracts and revenue is recognized upon shipment to the customer. Revenue on longer-term contracts is generally recognized using the percentage-of-completion method. Under the percentage-of-completion method, revenue recognition is measured by the proportion of the contract costs incurred to date to estimated total costs for each contract. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools and repair costs. General, administrative and engineering and development costs are charged to expense as incurred. Changes in estimated profit on contracts are recognized in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are charged to earnings in the period in which such losses first become apparent.

     (d)  Inventories

          Inventories consist of raw materials, work in progress and finished goods, and are stated at the lower of standard cost (which approximates cost determined on a first-in, first-out basis) or market.

     (e)  Property and Equipment

          Property and equipment are stated at cost. Equipment under capital leases are stated at the present value of minimum lease payments.

          Depreciation on equipment is calculated on the straight-line method over the estimated useful lives of the assets. Equipment held under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the assets. The Company's useful lives are as follows:

                                                Estimated useful
                                                  life (years)
                                                ----------------
               Machinery and equipment               5 to 7
               Computer equipment and software       3 to 5
               Furniture and fixtures                5 to 7
               Motor vehicles                          3


                                       33
                                                                    (Continued)

            INTELECT COMMUNICATIONS SYSTEMS LIMITED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     (f)  Deferred Financing Costs

          A portion of the proceeds from the issuance of convertible debt securities with beneficial conversion features is recognized as additional paid-in capital and as a deferred finance cost and amortized to interest expense ratably from the date of issuance to the date the related debt first becomes convertible. Other costs in connection with the issuance of the same securities are also deferred and amortized in the same manner (note 11). Deferred financing costs in connection with the issuance of other debt are amortized to interest expense using the interest method over the term of the related debt instrument.

     (g)  Engineering and Development and Software Development Costs

          Engineering and development costs, as well as advertising costs, are expensed as incurred. Capitalization of software development costs commences upon the establishment of technological feasibility. Both the establishment of technological feasibility and the ongoing assessment of recoverability of capitalized development costs involve judgments by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and possible developments in software and hardware technologies. The Company has not capitalized any costs in prior periods because eligible amounts were immaterial for those periods. The Company believes that technological feasibility and future revenue potential has now been established for the Company's SONETLYNX product line. During the year ended December 31, 1996, the Company capitalized $1,395,000 of software development costs and charged operations for $6,000 of amortization. Amortization is taken based on estimated related revenues over the next five years.

          During the first three quarters of 1996, the Company capitalized software development costs associated with the development of the CS4 programmable switch, having established technological feasibility early in 1996. In December 1996, a reassessment of the product definition rendered invalid the establishment of technological feasibility because feasibility had not been attained for all the inter-related modules of the product. Accordingly, all costs that had been capitalized in previous quarters, totaling $2,442,000, were charged to engineering and development expense in the fourth quarter.

          During the year ended December 31, 1996, the Company advanced $396,000 to a software developer in connection with the development of certain software and related technology. Such amounts were charged to 1996 engineering and development expense.

     (h)  Earnings (Loss) Per Common Share

          The calculation of earnings (loss) per share in the consolidated statements of operations is based on the weighted average number of common shares outstanding during the period,


                                       34
                                                                    (Continued)

            INTELECT COMMUNICATIONS SYSTEMS LIMITED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

          adjusted for the effects of the weighted average number of common share equivalents outstanding during the period if their inclusion is dilutive.

     (i)  Foreign Currency Translation

          The Company's United Kingdom subsidiary, Intelect Europe Limited ("IEL"), uses the local currency as the functional currency and translates net assets at the exchange rates in effect on the balance sheet date, while income and expense accounts are translated at average rates. Foreign transaction exchange gains and losses are recognized as income or expense. Foreign currency translation adjustments and transaction amounts were not significant.

     (j)  Income Taxes

          The Company accounts for income taxes under the liability method as required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and income tax bases of assets and liabilities and are measured using the enacted tax rates and laws expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (k)  Cash and Cash Equivalents

          For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash held in banks and time deposits having maturity within three months of the date of purchase by the Company.

     (l)  Goodwill

          Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over 10 to 15 years. Accumulated amortization at December 31, 1996 and 1995 is $1,968,000 and $376,000, respectively.

          The Company assesses the recoverability of goodwill by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of the goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

          During the year ended December 31, 1996, the Company charged $4,175,000 to operations for the writedown of goodwill in connection with the 1996 acquisition of Intelect Visual Communications (see note 7(d)). The goodwill was considered impaired due to design flaws in

                                       35
                                                                    (Continued)

            INTELECT COMMUNICATIONS SYSTEMS LIMITED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

          the products acquired, which required design changes and enhancements and delayed market introduction. In addition, because of management's intention to liquidate the IEL operation, as described in note 7(b), goodwill of $740,000 associated with the 1995 acquisition of IEL was charged to 1996 operations. The aforementioned writedowns were measured in accordance with the policy described above.

          At this time, the Company believes that no significant impairment of the remaining goodwill has occurred and that no reduction of the estimated useful lives is warranted.

     (m)  Other Intangible Assets

          Other intangible assets consist of a software license from a vendor and purchased product technology. These assets are being amortized by the straight-line method over periods ranging from three to five years.

     (n)  Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed
          Of

          The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The initial adoption of this Statement as of January 1, 1996 did not have a material impact on the Company's financial position, results of operations, or liquidity.

     (o)  Stock Option Plan

          Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

                                       36
                                                                    (Continued)

            INTELECT COMMUNICATIONS SYSTEMS LIMITED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     (p)  Reclassification

          Certain prior period balances have been reclassified to conform to the current year presentation.

(3)  Cash and Cash Equivalents

     Cash and cash equivalents are comprised of the following (thousands of U.S. dollars):

                                                                   December 31
                                                                 ---------------
                                                                  1996     1995
                                                                 ------   ------
Cash                                                             $1,304      104
Interest-bearing deposits                                         3,559   14,935
                                                                 ------   ------
 Total                                                           $4,863   15,039
                                                                 ======   ======

(4)  Investments in Marketable Securities

     Marketable securities are considered available-for-sale and are stated at fair value as of December 31, 1996. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of shareholders' equity until realized. Realized gains and losses from the sale of such securities are determined on a specific identification basis. There were no sales of securities during any of the periods presented. Certificates of deposit are interest-bearing and are pledged in the course of contractual performance and for the purpose of obtaining operating leases. A summary of such securities at December 31, 1996 (1995: $ nil) follows (thousands of U.S. dollars):

                                                            Gross
                                                          unrealized     Fair
                                                  Cost   holding gains   value
                                                 ------  -------------   -----
Equity securities                                 $ 52           18         70
Certificates of deposit                            784           --        784
                                                  ----         ----       ----
 Total                                            $836           18        854
                                                  ====         ====       ====

                                       37
                                                                    (Continued)

            INTELECT COMMUNICATIONS SYSTEMS LIMITED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(5)  Inventories

     The components of inventories are as follows (thousands of U.S. dollars):

                                                                   December 31
                                                                 ---------------
                                                                  1996     1995
                                                                 ------   ------
Raw materials                                                    $2,727    1,878
Work in progress                                                    292      682
Finished goods                                                    1,213      707
                                                                 ------   ------
                                                                  4,232    3,267
Less allowance for obsolescence                                   1,254      730
                                                                 ------   ------
   Total                                                         $2,978    2,537
                                                                 ======   ======

(6)  Property and Equipment

     Property and equipment is summarized as follows (thousands of U.S.
     Dollars):

                                                                December 31
                                                           --------------------
                                                             1996        1995
                                                           --------    --------
Machinery and equipment                                    $  2,816       1,106
Computer equipment and software                               2,537         525
Furniture and fixtures                                          711         188
Motor vehicles                                                   76         209
                                                           --------    --------
                                                              6,140       2,028
Less:
 Accumulated depreciation and amortization                   (1,094)       (189)
 Provision for loss on liquidation (note 7(b))                 (761)         --
                                                           --------    --------
   Total                                                   $  4,285       1,839
                                                           ========    ========

     In 1996, the Company wrote-off $51,000 in technologically obsolete equipment.

(7)  Acquisitions

     During 1995, the Company purchased Intelect, Inc. ("INT") and Intelect Europe Limited ("IEL"), and during 1996, the Company purchased DNA Enterprises, Inc. ("DNA") and Intelect Visual Communications Corp. ("IVC"). A summary of these acquisitions is as follows:

     (a)  Intelect, Inc.

          On January 13, 1995, the Company acquired 16% of the capital stock of INT for $400,000. On March 31, 1995, the Company entered into an agreement to purchase the remaining 84% of

                                       38
                                                                    (Continued)

            INTELECT COMMUNICATIONS SYSTEMS LIMITED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

          the capital stock of INT (the "Option Agreement"). Under the terms of the Option Agreement the Purchase Price was payable as follows:

          (i) $2,500,000 payable in debentures (the "Debentures") of INT plus the amount by which certain of INT's debts to two major customers (the "Debts") were settled for less than $6,000,000. The Debts were settled by the Company for $5,180,000 and, accordingly, the face value of the Debentures was increased to $3,320,000 ($2,500,000 plus $6,000,000 minus $5,180,000). The face value of the Debentures was reduced by the amount that defined net assets at the acquisition date (April 24, 1995) was less than $1,268,000. The amount of this reduction was $3,013,000 and, accordingly, the face value of the Debentures at December 31, 1995 was $307,000.

          (ii) $4,000,000 in "Contingent Purchase Consideration" calculated on the future profitability of INT over the four year period from January 1, 1995. The Additional Payments were payable in cash or Common Shares, at the Company's option. The Contingent Purchase Consideration will be reflected in the cost of acquisition and resulting goodwill at the time the profitability contingencies are resolved.

          The first step of the acquisition of INT involved the purchase of a minority interest (16%) for cash. The Company's equity in the earnings of INT prior to acquisition of the remaining 84%, the second step, amounted to a loss of $280,000 and equity in the extraordinary gain arising from the restructuring of certain notes payable of $646,000, which have been stated separately in the accompanying 1995 Consolidated Statements of Operations.

          On October 7, 1996, the Company reached an agreement with the holders of the Debentures (the "Vendors"), under which the Vendors exchanged their remaining rights to the Debentures and Contingent Purchase Consideration in exchange for 169,986 shares of common shares. The transaction increased Goodwill by $660,000.

     (b)  Intelect Europe Limited

          On August 31, 1995, the Company acquired 100% of the capital stock of IEL for $391,000 in cash and up to 300,000 of the Company's common shares in additional payments based on the future profitability of IEL over the five year period commencing August 31, 1995.

          In December 1996 management made the decision to close the operations of IEL, which was subsequently placed in voluntary liquidation. The liquidation represents a disposal of a part of a line of business. Asset impairments have been recorded and estimated liabilities to be incurred as a result of the liquidation have been accrued, resulting in a charge to expense of $1,807,000 in 1996, including a writedown of $740,000 of unamortized goodwill.

                                       39
                                                                    (Continued)

            INTELECT COMMUNICATIONS SYSTEMS LIMITED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     (c)  DNA Enterprises. Inc.

          On February 13, 1996, the Company acquired 100% of the capital stock of DNA for $8,000,000, plus costs, payable as follows:

          1.   $3,000,000 cash at closing.

          2.   $1,000,000 cash on the first anniversary of closing.

          3.   $400,000 cash on the second anniversary of closing.

          4. Warrants to purchase 300,000 common shares at $5.00 per share on the first anniversary of closing.

          5. Warrants to purchase 300,000 common shares at $7.00 per share on the second anniversary of closing.

          The Company has agreed to redeem the $5.00 warrants at prices of $5.00, $5.50 and $6.00 per warrant share on the first, second, and third anniversaries of closing, respectively, and redeem the $7.00 warrants at prices of $5.50 and $6.00 per warrant share on the second and third anniversaries of closing, respectively, in each such case at the option of the warrant holders. The warrants are classified similar to redeemable preferred stock and included in long-term debt at their highest redemption price, totaling $3,600,000 (note 10). On the first anniversary, the warrant holders elected to redeem all 300,000 common share warrants available on that date.

     (d)  Intelect Visual Communications Corporation

          On March 29, 1996, the Company acquired 100% of the capital stock of IVC (formerly known as Mosaic Information Technologies, Inc.) for 479,370 common shares valued at $5.00 per share. The Company also paid $695,000 cash, and issued 66,050 common shares, valued at $5.375 per share, as payment of certain other acquisition costs. The total cost of the acquisition, including working capital advances prior to acquisition, was $4,747,000. An additional 50,000 common shares, valued at $5.00 per share, were issued to each of two selling shareholders pursuant to employment agreements, and charged to compensation expense. In addition, 1,100,000 common shares of "Additional Purchase Consideration" may be earned by the selling shareholders if certain performance achievements are met during the three years after the closing. The Additional Purchase Consideration will be reflected in the cost of acquisition and resulting goodwill at the time the performance contingencies are resolved.

     All acquisitions have been accounted for by the purchase method of accounting and, accordingly, the purchase prices have been allocated to the assets acquired and the liabilities assumed based on the estimated fair values at the dates of acquisition. The excess of purchase price over the estimated fair values of the net assets acquired has been recorded as goodwill, which is being amortized over 15 years for INT and 10 years for DNA. As discussed in note 2, all goodwill in connection with the acquisitions of IVC and IEL was written off in 1996.

                                       40
                                                                    (Continued)

            INTELECT COMMUNICATIONS SYSTEMS LIMITED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     The estimated fair values of assets acquired and liabilities assumed are summarized as follows (thousands of U.S. dollars):

                                         DNA        IVC        INT        IEL
                                       -------    -------    -------    -------
Cash                                   $     3         27         40         --
Accounts receivable                        621         19        454        388
Inventory                                   --        245      2,683        278
Property and equipment                     502         81        700        492
Goodwill                                 7,280      4,514      8,260        812
Accounts payable and accruals             (166)      (123)    (4,721)    (1,293)
Deferred taxes                            (228)        --         --         --
Debt                                        --        (16)    (6,530)      (286)
                                       -------    -------    -------    -------
                                       $ 8,012      4,747        886        391
                                       =======    =======    =======    =======

     Purchase prices include legal and other costs associated with the acquisitions.

     Operating results of the acquisitions are included in the Company's consolidated results of operations from the effective dates of the acquisitions. The following unaudited pro-forma summary presents the consolidated results of operations as if the acquisitions had occurred at January 1, 1996 and November 1, 1994, after giving effect to certain adjustments, including amortization of goodwill, additional interest expense on the acquisition debt and related income tax effects. These pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of those dates or of results which may occur in the future (thousands of U.S. dollars, except per share amounts).

                                                           Years ended
                                                   ----------------------------
                                                   December 31,    October 31,
                                                       1996            1995
                                                   ------------    ------------
Net revenues                                       $     10,320           9,330
                                                   ============    ============
Loss from continuing operations                    $    (43,251)         (4,580)
                                                   ============    ============
Net loss per common share                          $      (3.34)          (0.40)
                                                   ============    ============

    Unaudited pro forma amounts have not been presented for the two-month period ended December 31, 1995 because presentation of such information is not considered meaningful.

                                       41
                                                                    (Continued)

            INTELECT COMMUNICATIONS SYSTEMS LIMITED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(8)  Other Intangible Assets

     Other intangible assets is summarized as follows (thousands of U.S.
     Dollars):

                                                                  December 31
                                                                ----------------
                                                                 1996      1995
                                                                ------    ------
Investment in technology associated with
 SONETLYNX products                                             $  500       500
Technology license fees associated with video-
 conferencing products, acquired via debt                        3,267        --
Other intellectual property                                        125        --
                                                                ------    ------
                                                                 3,892       500
Less accumulated amortization                                    1,013        --
                                                                ------    ------
                                                                $2,879       500
                                                                ======    ======

     At December 31, 1996, the Company's remaining technology license asset associated with its videoconferencing product and related liability were in dispute. The Company has not made any payment under the applicable license agreement since September 1996. The Company has notified the licensor that due to significant design flaws in the technology delivered, the resulting nine month delay in market introduction, and the significant costs incurred to modify and improve the purchased technology, it is seeking to renegotiate the agreement. Management believes it will be successful in its negotiations, and once finalized, any future payments will result in an equivalent asset to the Company, which will be recoverable based upon future sales. Although the Company believes it has meritorious claims against the licenser, the ultimate resolution of this matter could result in a loss of up to $2,550,000, representing the remaining payments under the existing technology license agreement through September 1998 (note 10).

(9)  Discontinued Operations - Sale of Savage Corporation

     On October 3, 1995 the Company signed a Stock Purchase Agreement (the "Agreement") to sell its wholly-owned subsidiary Savage Corporation ("Savage") to Savage Sports Corporation (the "Buyer"), a newly-formed company owned by Ronald Coburn, the President of Savage Arms, Inc. (a wholly-owned subsidiary of Savage) and Fleet Equity Partners of Providence, Rhode Island. The Agreement reflected a base purchase price of $33,000,000 and the assumption by the buyer of up to $6,000,000 of defined debt. The Company was required to retire certain convertible preferred shares of Savage which required a cash payment of $500,000 and the issuance of 160,991 shares ($425,000 fair value at date) of the Company and to retire a specific debt of Savage aggregating $9,447,000 of principal and interest.

     On October 31, 1995, the Closing Date of the sale of Savage (the "Closing"), Savage's debts, as defined above, were less than $6,000,000 and, accordingly, the net cash proceeds to the Company on the sale of Savage amounted to $23,053,000 (being the gross proceeds of $33,000,000 less

                                       42
                                                                    (Continued)

            INTELECT COMMUNICATIONS SYSTEMS LIMITED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     $9,447,000 used to retire a specific debt and $500,000 to retire 160,991 convertible preferred shares).

     The Company recorded a gain on the sale of Savage, for the year ended October 31, 1995, as follows (thousands of U.S. Dollars):

Base sale price                                                        $ 33,000
Investment in and advances to Savage                                    (17,605)
                                                                       --------
Gross gain                                                               15,395
Less:
 Product liability and environmental costs                                 (675)
 Legal, financing and other costs                                          (896)
                                                                       --------
    Net gain on sale                                                   $ 13,824
                                                                       ========

     In connection with the sale of Savage, the Company has retained customary environmental and product liability contingent liabilities relating to Savage's operations prior to the Closing. The Company has purchased tail insurance to cover certain of these contingent liabilities. There are no assurances that the insurance coverage will be sufficient to settle all claims (note 19). The net liabilities of discontinued operations represent provisions for costs associated with the sale of Savage related principally to product and environmental liabilities of $400,000 and $476,000 at December 31, 1996 and 1995, respectively.

     Operating results of discontinued operations have been reclassified from amounts previously reported in the consolidated statement of operations and have been reported separately in the consolidated statements of operations. During the year ended December 31, 1996, the Company recorded an adjustment of $56,000 to the gain on disposal representing legal fees (note 19).

     During the year ended October 31, 1995, the Company acquired Lakefield Arms Limited for $1,923,000, comprised of $998,000 cash and 416,666 common shares, valued at $2.22 per share. Lakefield Arms Limited was sold along with the other assets of Savage Corporation in October 1995.

     During the Transition Period ended December 31, 1995, the Company recorded an adjustment to the gain of $236,000 representing non-cash compensation.

                                       43
                                                                    (Continued)

            INTELECT COMMUNICATIONS SYSTEMS LIMITED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     The results of discontinued operations are as follows (thousands of U.S. Dollars):

                                                                 Years ended
                                                                 October 31,
                                                            --------------------
                                                              1995        1994
                                                            --------    --------
Net sales and other revenues                                $ 35,009      26,556
Costs and expenses                                            28,857      22,035
                                                            --------    --------
Income before income taxes                                     6,152       4,521
Income taxes                                                   2,606       1,111
                                                            --------    --------
Income from discontinued operations                         $  3,546       3,410
                                                            ========    ========
Net cash provided by (used in) discontinued operations      $ (1,349)      1,282
                                                            ========    ========

(10) Long-term Debt

     Long-term debt is comprised of (thousands of U.S. Dollars):

                                                                         December 31
                                                                      ------------------
                                                                       1996       1995
                                                                      -------    -------
Subordinated debentures with a face value of $307,000 payable in annual installments of $72,916, including interest at 6%, issued
  to previous shareholders of Intelect, Inc. (note 7(a))              $    --        224
Due to customer - bearing interest at 6% and payable in April 1996         --        880
Due to customer - bearing interest at 8% and payable on demand
  which was paid in January 1996                                           --        100
Contract for acquisition of technology license with original face value of $3,500,000, payable in quarterly installments of
  $325,000 through June 1998 and a final payment in September 1998
  of $275,000 (note 8)                                                  2,363         --
Repurchase agreements for common stock warrants held by former shareholders of DNA Enterprises, Inc. payable in two installments
  - $1,500,000 in February 1997 and $2,100,000 in February 1998
  (notes 7(c) and 24)                                                   3,600         --
Partial purchase price of DNA Enterprises, Inc. payable in two installments - $1,000,000 in February 1997 and $400,000 in
  February 1998 (notes 7(c) and 24)                                     1,400         --
                                                                      -------    -------
                                                                        7,363      1,204
Less current installments                                              (4,125)    (1,036)
                                                                      -------    -------
                                                                      $ 3,238        168
                                                                      =======    =======

                                       44
                                                                    (Continued)

            INTELECT COMMUNICATIONS SYSTEMS LIMITED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     The subordinated debentures have been discounted in the accompanying consolidated financial statements to an effective interest rate of 15% and the technology contract has been discounted to an effective interest rate of 7%. Accordingly, the carrying amounts approximate fair value at December 31, 1996 and 1995.

(11) Convertible Debentures

     During the year ended December 31, 1996, the Company had three issues of convertible debentures: "June Debentures" in the aggregate principal amount of $5,000,000 bearing interest at 7.5%, "August Debentures" in the aggregate principal amount of $10,000,000 bearing interest at 7.5%, and "October Debentures" in the aggregate principal amount of $10,000,000 bearing interest at 7%. At December 31, 1996, the June Debentures were fully converted into 773,514 shares of common stock, the August Debentures were partially converted into 883,691 shares of common stock, and the October Debentures were partially converted into 180,000 shares of common stock.

     Convertible debentures were comprised of the following at December 31, 1996 (thousands of U.S. dollars):

7.5% debentures, due August 8, 1998, interest payable quarterly, redeemable at the Company's option after August 8, 1997, at 125% of the face amount for six months and 120% thereafter, or at the Nasdaq market price of the common stock if the stock price falls below the fixed conversion price of $11.0825, and convertible into common shares, at the holder's option, at the lesser of 85% of the Nasdaq five day average closing bid prior to the notice of conversion date,
  or $11.0825, subject to a maximum of 2,582,107 shares                  $ 5,723
7% debentures, due October 15, 1998, interest payable quarterly, redeemable at any time at the Company's option at 117.5% of the face amount, and convertible into common shares, at the holder's option, in equal one-third amounts of principal sixty, ninety and one hundred twenty days after October 15, 1996, at the lesser of 82.5%
  of the Nasdaq five day average closing bid prior to the notice of
  conversion date, or $12.00                                               9,190
                                                                         -------
       Total                                                             $14,913
                                                                         =======

     Financing costs incurred in 1996 in connection with the issuance of debentures were $9,687,000, including $4,947,000 allocated to beneficial conversion features, $3,117,000 in the fair value of detachable warrants (note 15) to purchase 420,063 shares of common stock, valued using the Black-Scholes model, and $1,623,000 in cash. In 1996, $9,105,000 was charged to interest expense.

     A further $8,539,000 of debentures were converted into 2,398,210 shares of common stock through March 31, 1997.

                                       45
                                                                    (Continued)

            INTELECT COMMUNICATIONS SYSTEMS LIMITED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(12) Lease Commitments

     The Company is obligated under various capital leases, for equipment and vehicles, that expire during the next two years. At December 31, 1996 and 1995, the gross amount of equipment and vehicles and related accumulated amortization recorded under capital leases were as follows (thousands of U.S. dollars):

                                                              1996     1995
                                                              ----     ----
     Equipment                                                $160      261
     Vehicles                                                   --      224
                                                              ----     ----
                                                               160      485
     Less accumulated amortization                              39      118
                                                              ----     ----
                                                              $121      367
                                                              ====     ====

     Amortization of assets held under capital leases is included with depreciation and amortization expense.

     The Company leases office space and certain office equipment under leases expiring at various dates through 2004. Rental expense under operating leases was approximately $1,032,000 for the year ended December 31, 1996, $48,000 for the two months ended December 31, 1995 and $107,000 for the year ended October 31, 1995 ($ nil in 1994).

     Future calendar year minimum commitments as of December 31, 1996 under capital and operating leases are as follows (thousand of U.S. dollars):

                                            December 31, 1996
                                           -------------------
                                           Capital   Operating
          Years ending December 31,         leases     leases
                                           --------  ---------
          1997                             $     57      1,045
          1998                                   59      1,059
          1999                                    -      1,044
          2000                                    -        329
          2001 and thereafter                     -        658
                                           --------  ---------
            Total minimum lease payments   $    116      4,135
                                           ========  =========

     Imputed interest included in future minimum commitments on capital leases is not material.

(13) Employee Benefit Plans

     The Company sponsors defined contribution 401(k) plans for substantially all employees. Pursuant to the plans, employees may request the Company to deduct and contribute amounts from their salary on a pre-tax basis. Employee contributions are subject to certain limitations and the Company may

                                       46
                                                                    (Continued)

            INTELECT COMMUNICATIONS SYSTEMS LIMITED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     make matching contributions, at its discretion. The Company may also make discretionary contributions in addition to matching contributions. Company contributions vest ratably over periods of four to five years, beginning in the second or first year of employment, respectively. Company contributions to the plans were $459,000 for the year ended December 31, 1996, $16,000 for the two month period ended December 31, 1995 and $26,000 for the year ended October 31, 1995 (nil in 1994).

(14) Income Taxes

     Bermuda currently imposes no corporate income taxes. Under the provisions of the exempted Undertaking Tax Protection Act, 1966 of Bermuda, the Company, in the event that Bermuda legislation imposes corporate income taxes, is exempted from such tax until March, 2016.

     The Company does not consider itself to be engaged in trade or business in the United States. As such, the Company does not expect to be subject to direct United States taxation.

     Beginning with the year ended December 31, 1995, the United States subsidiaries of the Company began filing a consolidated United States Federal income tax return.

     In prior years, the benefit from the utilization of the net operating losses from discontinued operations in existence as of the date of the quasi-reorganization was recorded as a component of shareholders' equity.

     Total income tax expense for the year ended December 31, 1996, the two month period ended December 31. 1995, and for the years ended October 31, 1995 and 1994 was allocated as follows (in thousands of U.S. dollars):

                                                   Two months          Year ended
                                    Year ended        ended             October 31
                                    December 31,    December 31,     ---------------
                                        1996           1995         1995        1994
                                    ------------   ------------   --------    --------
Loss from continuing operations     $         87             --         --          --
Income from discontinued
 operations                                   --             --      2,606       1,111
Goodwill, for initial recognition
 of acquired tax liabilities                 228             --         --          --
Shareholder's equity (use of net
 operating loss carryforwards in
 existence at date of quasi-
 reorganization                               --             --     (1,472)       (726)
                                    ------------   ------------   --------    --------
                                    $        315             --      1,134         385
                                    ============   ============   ========    ========

                                       47
                                                                    (Continued)

            INTELECT COMMUNICATIONS SYSTEMS LIMITED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     Income tax expense for the year ended December 31, 1996 attributable to loss from continuing operations was $87,000. All components of income tax expense (current, deferred, and other) attributable to loss from continuing operations were $ nil for the two months ended December 31, 1995, and the years ended October 31, 1995 and 1994. The difference between the actual income tax expense (benefit) and the expense (benefit) computed by applying the statutory corporate income tax rate of 34% to pretax loss from continuing operations is attributable to the following (in thousands of U.S. dollars):

                                                     Two months          Year ended
                                     Year ended        ended             October 31
                                     December 31,    December 31,        -----------
                                        1996            1995          1995        1994
                                    ------------    ------------    --------    --------
Computed expected tax benefit       $    (14,585)         (1,024)     (1,766)       (183)
Increase in net operating loss
 carryforwards not providing
 current benefit                           7,530             880       1,292          --
Permanent items                            1,776              --         390          --
Tax effect of loss not subject to
 U.S. taxation                             4,517             144         117         183
Other                                        849              --         (33)         --
                                    ------------    ------------    --------    --------
  Tax expense                       $         87              --          --          --
                                    ============    ============    ========    ========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are as follows (in thousands of U.S. dollars):

                                                            1996        1995
                                                          --------    --------
Deferred tax assets:
 Preacquisition net operating loss carryforwards          $  4,831       3,788
 Postacquisition net operating loss carryforwards            8,762       2,632
 Inventories - due to reserves and additional costs
  capitalized for tax                                          374         248
 Accrued contract completion costs                             110         143
 Goodwill                                                       71          --
 License fees and intelectual property                         257          --
 Other expenses                                                423         307
 Alternative minimum tax and other credit carryforwards        298         299
                                                          --------    --------
    Gross deferred tax assets                               15,126       7,417
 Less valuation allowance                                  (15,126)     (7,417)
                                                          --------    --------
    Deferred tax assets                                   $     --          --
                                                          ========    ========

                                       48
                                                                    (Continued)

            INTELECT COMMUNICATIONS SYSTEMS LIMITED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                                             1996           1995
                                                             ----           ----
Deferred tax liabilities:
 Depreciation                                                $ 87             --
 Other                                                        228             --
                                                             ----           ----
    Deferred tax liabilities                                 $315             --
                                                             ====           ====
Net deferred tax liability                                   $315             --
                                                             ====           ====

     The valuation allowance for deferred tax assets was $6,282,000 at October 31, 1995 and it was established in that year. During the two month period ended December 31, 1995 and the year ended December 31, 1996, the valuation reserve was increased $1,135,000 and $7,709,000, respectively.

     At December 31, 1996, the Company had federal net operating loss carryforwards of approximately $39,980,000, and tax credit carryforwards of $298,000. The future utilization of $14,210,000 of these net operating losses and the credit carryforwards will be limited under Internal Revenue Code sections 382 and 383 as a result of the acquisition of Intelect, Inc. and Intelect Visual Communications Corp. The tax benefits from the utilization of the preacquisition operating loss carryforwards and the tax credits will be credited to goodwill when they are realized. The following is a summary of the carryforwards and the expiration dates as of December 31, 1996 (in thousands of U.S. dollars):

                                                             December 31, 1996
                                                           ---------------------
                                                                      Expiration
                                                           Amounts       dates
                                                           -------    ----------
Postacquisition net operating loss carryforwards           $25,770          2011
Preacquisition net operating loss carryforwards             14,210     2008-2009
Alternative minimum tax credit                                  38            --
General business credit                                        260     1997-2000

(15) Share Capital

     Authorized share capital of $0.01 par value, for all periods presented, was as follows:

     Serial Preference Shares                                    15,000,000
     Common Shares                                               80,000,000

     During the year ended December 31, 1996, the Company issued 180,000 common shares at $2.50 per share and 180,000 common shares at $3.50 per share upon the exercise of warrants issued to the previous owners of Savage Corporation. The warrants had been issued in connection with the acquisition of Savage Corporation. The Company also issued 100,000 common shares at $3.75 per share in consideration for an investment of $375,000 in debentures with a CDN $500,000 face value,


                                       49
                                                                    (Continued)

            INTELECT COMMUNICATIONS SYSTEMS LIMITED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     previously issued by Lakefield Arms Limited. The debentures are unsecured, bear interest at 8% per annum, and mature August 4, 1999.

     In 1996, in conjunction with the issuance of convertible debentures, and in conjunction with the acquisition of DNA Enterprises, Inc., the Company issued warrants exercisable for common shares. At December 31, 1996, outstanding warrants were as follows:

                                   Exercise
        Grant Date      Warrants    Prices          Exercise Periods
     -----------------  ---------  --------  -------------------------------
     February 13, 1996    300,000   $  5.00  February 1997 - February 1999
     February 13, 1996    300,000      7.00  February 1998 - February 1999
     June 7, 1996         125,000   13.1875  June 1996 - June 2001
     August 8, 1996        70,063   8.56375  August 1996 - August 2001
     September 9, 1996    125,000    9.5625  September 1996 - September 2001
     October 15, 1996     225,000      7.50  October 1996 - October 2001
                        ---------
      Total             1,145,063
                        =========

     The fair value of warrants issued in conjunction with the convertible debentures was determined using the Black-Scholes option pricing model with the following assumptions:

                    Stock   Exercise                    Interest     Fair
      Issue         price    price    Term  Volatility    rate       value
-----------------  -------  --------  ----  ----------  --------  -----------
June 7, 1996       13.1875   13.1875   5.0       70.5%     7.05%   $1,058,000
August 8, 1996      9.5625   8.56375   5.0       73.1      7.05%      453,000
September 9, 1996     7.50    9.5625   5.0       71.6      7.05%      561,000
October 15, 1996      7.50      7.50   5.0       68.3      6.00%    1,045,000
                                                                  -----------
                                                           Total   $3,117,000
                                                                  ===========

     Pursuant to the acquisition agreement of Intelect Visual Communications Corp., 1,100,000 shares of common stock may be issued based on performance achievements to be met during a three year post closing period (see note 7(d)).

     During the year ended October 31, 1994, the Company issued 110,000 common shares at $0.80 per share as a result of a commitment to the underwriters of a public offering on October 31, 1992, and 600,000 common shares in connection with certain conversion rights of preferred shares of Savage Corporation.

     There have been no dividends declared for any of the periods reported.

                                       50
                                                                    (Continued)

            INTELECT COMMUNICATIONS SYSTEMS LIMITED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(16) Employee Stock Option Plan

     In 1995, the Company adopted a stock option plan (the "Plan") pursuant to which the Company's Board of Directors may grant stock options to directors, officers and key employees. The Plan authorizes grants of options to purchase up to 3,000,000 shares of authorized common stock. The exercise price for stock options granted may range from 25% to 110% of the fair market value of the shares at the date of grant. All stock options have 10-year terms and vest and become fully exercisable ratably on each of the first, second and third anniversaries of the date of the grant. At December 31, 1996, there were 928,500 additional shares available for grant under the Plan. The Plan replaced a predecessor plan which continues only to the extent that there are 505,000 unexercised options outstanding at December 31, 1996.

     The per share weighted-average fair value of stock options granted during 1996 and the transition period ended December 31, 1995, was $4.66 and $7.07, respectively, on the dates of grants. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted-average assumptions:

                                                                    Two months
                                                       Year ended     ended
                                                     December 31,   December 31,
                                                         1996          1995
                                                     ------------   ------------
     Expected dividend yield                                 0%           0%
     Stock price volatility                                 68%          68%
     Risk free interest rate                               6.1%         6.7%
     Expected option term                               3 years      3 years

     The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, has recognized compensation expense with respect to certain options granted at exercise prices less than the stock's market value at the date of grant. During the year ended December 31, 1996, and the two months ended December 31, 1995, the Company recognized compensation expense of $487,000 and $286,000, respectively, of which $236,000 in the transition period was allocated to the gain on sale of discontinued operations. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's

                                       51
                                                                    (Continued)

            INTELECT COMMUNICATIONS SYSTEMS LIMITED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     net losses would have been increased to the pro forma amounts indicated below (thousands of U.S. dollars, except for per share data):

                                                                    Two months
                                                       Year ended     ended
                                                     December 31,   December 31,
                                                         1996          1995
                                                     ------------   ------------
     Net loss:
      As reported                                     $  (43,039)       (3,012)
      Pro forma                                          (51,787)       (6,420)
     Loss per share:
      As reported                                     $    (3.33)        (0.26)
      Pro forma                                            (4.00)        (0.56)

     Pro forma net loss reflects only options granted in 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the option's vesting period of three years and compensation cost for options granted prior to November 1, 1995, is not considered. Furthermore, the effects of applying SFAS No. 123 may not be representative of the effects on reported net income for future years.

     Stock option activity during the periods indicated is as follows:

                                                  Two months
                                    Year ended      ended             Years ended
                                   December 31,  December 31,          October 31
                                                               ------------------------
                                       1996          1995          1995         1994
                                   ------------  ------------  -----------  -----------
Number of options:
 Outstanding, beginning of period    1,917,800       987,800    1,044,018      881,818
 Granted                             1,260,000       970,000      172,000      177,200
 Exercised                            (530,000)            -      (74,318)     (10,000)
 Canceled                             (121,300)      (40,000)    (153,900)      (5,000)
 Outstanding, end of period          2,526,500     1,917,800      987,800    1,044,018
Weighted average exercise price:
 Outstanding, beginning of period    $    2.56          1.94         1.86         1.75
 Granted                             $    6.85          3.22         4.16         2.42
 Exercised                           $    1.93             -         1.93         1.50
 Canceled                            $    7.77          3.00         3.93         2.55
 Outstanding, end of period          $    4.58          2.56         1.94         1.86

     At December 31, 1996 and 1995, the number of options exercisable was 734,332 and 806,867, respectively, and the weighted-average exercise price of those options was $2.79 and $1.72, respectively.

                                       52
                                                                    (Continued)

            INTELECT COMMUNICATIONS SYSTEMS LIMITED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     At December 31, 1996, the range of exercise prices and weighted-average remaining contractual life of outstanding options was $1.00 - $12.125 and
     8.57 years, respectively, as shown in the following table:

                    Vested option
     Option shares     shares      Exercise prices  Expiration
      outstanding    outstanding      per share       dates
     -------------  -------------  ---------------  ----------
           175,000        175,000          $  1.00  1999-2000
            95,000         63,334          $ 2.375     2004
             5,000          5,000          $  2.55     2003
           165,000        165,000          $  2.66     2003
           825,000        228,332          $  3.00     2005
            25,000         25,000          $  3.08  2003-2005
            23,200          7,733          $  3.32     2005
            20,000             --          $4.3125     2005
           100,000             --          $ 4.375     2005
           100,000             --          $  5.35     2005
           129,000             --          $ 5.375     2006
            16,800          5,600          $  5.40     2005
            25,000          8,333          $ 5.625     2005
           317,000             --          $  6.50     2006
            18,500         18,500          $  7.25     2006
           105,000             --          $  7.50     2006
           290,000          2,500          $7.8125     2006
            30,000         30,000          $ 8.375     2006
            35,000             --          $  9.25     2006
            22,000             --          $ 10.50     2006
             5,000             --          $12.125     2006
     -------------  -------------
         2,526,500        734,332
     =============  =============

                                 53(Continued)

            INTELECT COMMUNICATIONS SYSTEMS LIMITED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(17) Earnings (Loss) Per Share

     The weighted average number of shares outstanding during the period is calculated as follows:

                                                       Two months
                                        Year ended        ended             Years ended
                                        December 31,   December 31,          October 31
                                                                      ------------------------
                                            1996           1995          1995         1994
                                        ------------   ------------   ----------   ----------
     Shares in issue beginning of
      period                              11,385,117     11,385,117   10,583,142    9,863,142
     Shares issued (weighted average)      1,558,319             --      441,360       78,815
                                        ------------   ------------   ----------   ----------
     Weighted average shares in issue
      end of period                       12,943,436     11,385,117   11,024,502    9,941,957
     Dilutive common stock
      equivalents (weighted average):
       Savage Arms Series A
        convertible redeemable
        preferred stock                           --             --           --      591,781
       Savage Arms Series AC
        convertible redeemable
        preferred stock                           --             --           --      160,991
       Other stock options using
        treasury stock method                     --             --      426,820      366,161
                                        ------------   ------------   ----------   ----------
     Total weighted average common
      shares and common stock
      equivalents                         12,943,436     11,385,117   11,451,322   11,060,890
                                        ============   ============   ==========   ==========

     For the year ended December 31, 1996, and the two-month period ended December 31, 1995, the computation of both primary and fully diluted earnings per share was based on the weighted average number of common shares outstanding for the period. Common share equivalents relating to the exercise of stock options and stock warrants or conversion of convertible debt were excluded from the computation as the effects would have been anti-dilutive.

     For the years ended October 31, 1995 and 1994, the computation of primary earnings per share was based upon the weighted average number of common share and common share equivalents (stock options and convertible redeemable preferred stock) outstanding during the period.

     Contingent shares, which are part of the Intelect, Inc. and IVC acquisitions were excluded from the calculations because it was considered unlikely that the underlying performance criteria would be met.

     Fully diluted earnings per share is considered to be the same as primary earnings per share for all periods presented since the effect of certain potentially dilutive securities would be anti-dilutive.

                                       54
                                                                    (Continued)

            INTELECT COMMUNICATIONS SYSTEMS LIMITED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(18) Quasi-Reorganization

     A quasi-reorganization is an elective accounting procedure that permits a company which has emerged from previous financial difficulty to establish a fresh start in an accounting sense. The Company made such an election on October 31, 1992. Assets and liabilities were established at fair values at October 31, 1992 and a deficit of $16,132,000 was eliminated against share premium. Quasi-reorganization adjustments in the years ended October 31, 1995 of $1,545,000 (1994: $427,000; 1993: $1,072,000) were the result of the realization of deferred tax benefits on discontinued operations (note 14) and valuation adjustments to liabilities existing prior to October 31, 1992.

(19) Contingencies

     The Company is contingently liable for certain potential liabilities related to its discontinued operations. Specifically, under a stock purchase agreement dated October 3, 1995 ("1995 Agreement"), the Company agreed to indemnify Savage Sports Corporation, the purchaser of Savage Arms, Inc. (a manufacturer of firearms), for certain product liability, environmental clean-up costs and other contractual liabilities, including certain asserted successor liability claims. One of the liabilities assumed involves a firearms product liability lawsuit filed by Jack Taylor individually and as father of Kevin Taylor in Alaska Superior Court (the "Taylor litigation"). The Company is informed that a defendant in the Taylor litigation, Western Auto Supply Co., settled the lawsuit for $5 million and, in turn, has asserted a third-party claim against Savage Arms, Inc. for indemnification in the amount of the settlement plus attorneys' fees and related costs. Savage Arms has asserted defenses to the claims and the Company believes additional defenses may be available. Based on the information available to date it is impossible to predict the outcome of this litigation or to assess the probability of any verdict.

     The Company also has been notified that Savage Sports Corporation seeks indemnification under the 1995 Agreement in connection with certain other product liability claims. Most notably, the Company has undertaken the defense of a lawsuit filed against Savage Arms, Inc. by Emhart Industries, Inc. ("Emhart") in the United States District Court for the District of Massachusetts (the "Emhart litigation"). In the lawsuit, Emhart requests indemnification under an agreement it allegedly executed in 1981 with Savage Industries, Inc., an entity Emhart alleges is a predecessor to Savage Arms, Inc. In particular, to date Emhart has claimed indemnification of approximately $2.2 million for five lawsuits it has defended or settled and also seeks a declaratory judgment that it is entitled to indemnification for losses and expenses related to firearms product liability actions which may be filed against Emhart in the future. Savage Arms has asserted the responsibility of a third party to the 1981 agreement but remains a defendant. The Company intends to assert additional defenses. The parties are in the early stages of discovery and the Company cannot at this time predict the outcome of the litigation.

     In March 1997, Peter G. Leighton, former president and Rhianon M. Pedro, former vice president finance, initiated actions against the Company seeking damages of $2,130,000 and $150,000, respectively, related to their separations from the Company. The Company will vigorously contest

                                       55
                                                                    (Continued)

            INTELECT COMMUNICATIONS SYSTEMS LIMITED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     these actions. Due to the recent initiation of these actions, the Company cannot predict their outcome.

     At December 31, 1996, the Company has not made any specific provision for these claims. In the event the Taylor litigation, the Emhart litigation, and/or the former employee actions were to be resolved adversely to the Company, there would be a material adverse effect on the Company's financial condition and results of operations.

(20) Domestic and Foreign Operations

     The Company operates in predominantly one business segment, which consists of the design, manufacture and sale of telecommunications and related equipment.

     Revenue transfers between geographic areas are not material. Operating profit is total revenue less operating expenses, excluding interest, income taxes and engineering and development expenses which are considered by management to be corporate expenses.

     In the periods ended December 31, 1995 and October 31, 1995 and 1994, substantially all the Company's revenues and assets were in the United States. Discontinued operations were substantially in the United States. Information about the company's operations in different geographic locations as of and for the year ended December 31, 1996 follows (thousands of U.S. dollars):

                             United              Other
                             States    Europe   foreign  Consolidated
                            ---------  -------  -------  ------------
Net revenues                $  5,681    3,556      768        10,005
                            ========   ======   ======   ===========
Operating losses            $(13,095)  (7,347)  (1,347)      (21,789)
                            ========   ======   ======
General corporate expenses                                   (11,196)
Interest expense                                              (9,911)
                                                         -----------
  Loss from continuing
  operations before
  income taxes                                              $(42,896)
                                                         ===========
Identifiable assets           30,308      221       --        30,529
Corporate assets                                               5,489
                                                         -----------
  Total assets                                              $ 36,018
                                                         ===========

     Identifiable assets are those assets of the Company that are identified with the operations in each geographic area. Identifiable assets for Europe are disproportionately low due to the voluntary liquidation of IEL (note 7(b)). The identifiable assets in Europe at December 31, 1996, are those of Intelect Network Systems Limited, a sales and service company chartered in November 1996. Corporate assets are principally cash and deferred financing costs.

                                       56
                                                                    (Continued)

            INTELECT COMMUNICATIONS SYSTEMS LIMITED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     Direct export sales of $1,402,000 for the year ended December 31, 1996, are included in the United States net sales.

(21) Related Party Transactions

     During the year ended December 31, 1996, the following related party transactions were recorded:

     (a) Purchased patents, intellectual property and related proprietary information from a company owned by an officer for $125,000 and entered into a royalty agreement with respect to products sold by the Company which are covered by the patents.
     (b) Loaned an officer $135,000, of which $91,000, including accrued interest, remains outstanding at December 31, 1996. The 5% note is secured by a stock pledge agreement.
     (c) Borrowed $500,000 from a company controlled by a director who was also the Company's president in July, and repaid the loan in September, including interest of $13,000.
     (d) Paid $120,000 for management fees and rented facilities from a company controlled by a director who was also the Company's president.
     (e) Amended employment agreements with the now former president and the present chairman which, generally upon termination, provide for continuation of salaries for three years following the current year of employment.

     During the period ended December 31, 1995, there were no related party transactions.

     During the year ended October 31, 1995, a nonsalaried director was paid $150,000 for services rendered in connection with the acquisitions of Intelect, Inc. and Intelect Europe Limited.

     The Company received a short-term loan from a company controlled by a director who was also the Company's president, in the amount of $2,000,000 for a period of two months pending the sale of Savage. The loan was repaid on October 31, 1995 with interest (calculated at 15%) of $22,000.

     The Company also received short-term loans from three directors aggregating $600,000 during the months of April through June 1995. These loans were repaid by July 1995 with interest (calculated at 10%) of $8,000.

     In August 1995, the Company issued 150,000 shares to a director, who was also the Company's president, at $3.50 per share which was the market value of the Company's shares at the time.

(22) Significant Customers and Concentration of Credit Risk

     In 1996, one customer represented 25% of the consolidated net revenue.

     Three customers represented 49%, 24% and 11% of the consolidated net revenues for the two month period ended December 31, 1995.

                                       57
                                                                    (Continued)

            INTELECT COMMUNICATIONS SYSTEMS LIMITED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     Four customers represented 27%, 15%, 13% and 13% of consolidated net revenues for the year ended October 31, 1995.

     None of these customers are expected to generate significant revenues in fiscal 1997.

     The Company is subject to credit risk through trade receivables. Credit risk is minimized through advance and milestone payments on large contracts, which are generally with large, well-established companies or governmental units. The Company has never experienced significant credit losses. At December 31, 1996, one customer accounted for 25% of the accounts receivable.

(23) Supplemental Disclosure of Cash Flow Information (thousands of U.S.
     dollars)

                                                       Two months
                                        Year ended        ended             Years ended
                                        December 31,   December 31,          October 31
                                                                      ------------------------
                                           1996           1995          1995       1994
                                        ------------   ------------   --------   --------
     Cash paid during the period for:
      Interest                          $        509             23        408        443
      Taxes relating to continuing
       operations                                 --             --         --        303

    Noncash Items

     During the year ended December 31, 1996, the Company recorded the following noncash transactions:

     (a)  Converted convertible debentures into stock - $10,087,000 (note
          11).
     (b) Allocation of proceeds from convertible debentures to beneficial conversion features - $4,947,000 (note 11).
     (c) Issued common stock warrants in conjunction with convertible debentures - $3,117,000 (notes 11 and 15).
     (d) Obtained a technology license in exchange for a note - $3,267,000 (note 8).
     (e) Issued stock in final settlement of the Intelect, Inc. acquisition - $850,000 (note 7(a)).
     (f)  Issued stock as part of employment agreements - $500,000 (note
          7(d)).
     (g) Recognized compensation expense on stock options granted at less than market price - $487,000 (note 16).
     (h)  Acquired an other asset with stock - $375,000 (note 15).
     (i)  Acquired equipment under capital leases - $111,000 (note 12).

     During the Transition Period ended December 31, 1995, the Company acquired equipment under capital leases of $330,000 and made an adjustment to the purchase price of Intelect Europe of $75,000.

                                       58
                                                                    (Continued)

            INTELECT COMMUNICATIONS SYSTEMS LIMITED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     During the year ended October 31, 1995, the Company issued debentures with a discounted fair value of $224,000 and $477,000 at December 31 and October 31, 1995, respectively, to the sellers of Intelect, Inc. (see note 7 above). The Company issued 160,991 shares at October 31, 1995, to retire certain preferred shares of Savage Arms (with a carrying value of $402,478) (see note 9 above).

(24) Subsequent Events

     (a) On February 18, 1997, the Company signed a letter of intent with a private lender to provide a credit facility (the "Credit Facility"), of up to $15,000,000. The initial portion of the Credit Facility has been finalized, and permits the Company to borrow up to $5,000,000, secured by all outstanding shares of DNA Enterprises, Inc. ("DNA"), a wholly owned subsidiary of the Company. In conjunction with the initial portion of the Credit Facility, the Company has issued warrants to purchase 300,000 common shares at $5.00, at any time until February 26, 2002, and warrants to purchase 300,000 common shares at $3.25, at any time until March 28, 2002.

          The subsequent portion of the Credit Facility, subject to completion of the lender's due diligence and negotiation of certain terms and conditions, provides for up to $10,000,000 subject to a formula based on accounts receivable, inventory and fixed assets. The Credit Facility is to be secured by the assets and by guarantees of subsidiaries. In conjunction with the subsequent portion of the Credit Facility, the Company will issue warrants to purchase 150,000 common shares for each $1,000,000 or portion thereof drawn against the note, all exercisable at a price to be negotiated, at any time for a five year period from the date of issuance.

          The entire Credit Facility is due March 27, 1998, including principal and interest at the rate of 2% over prime. Proceeds of the Credit Facility will be used for general corporate purposes, including the settlement of contractual obligations related to the acquisition of DNA.

     (b) The $2,500,000 of contractual obligations related to the DNA acquisition, due in February 1997, were not paid in full. The Company paid $200,000 and is negotiating revised terms to pay the remaining $2,300,000 during 1997 (note 10).

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Company will file with the Securities and Exchange Commission a definitive Proxy Statement no later than 120 days after the close of its fiscal year ended December 31, 1996 (the "Proxy Statement"). The information required by this Item is incorporated by reference from the Proxy Statement.

ITEM 11 - EXECUTIVE COMPENSATION

         The information required by this Item is incorporated by reference from the Proxy Statement.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated by reference from the Proxy Statement.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated by reference from the Proxy Statement.


                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         A. The Financial Statements and Financial Statement Schedules filed as part of this report are listed and indexed on Page 22. Schedules other than those listed in the index have been omitted because they are not applicable or the required information has been included elsewhere in this report.

         B. Listed below are all Exhibits filed as part of this report. Certain Exhibits are incorporated by reference to documents previously filed by the Registrant with the Securities and Exchange Commission pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.

            Exhibit No.        Exhibit
            -----------        -------
            3.1                Memorandum of Association of the Company, as amended (9)
            3.2                Certificate of Incorporation of the Company, as amended (9)
            3.3                Bye-laws of the Company (9)
            4.1                Specimen common share certificate (1)
            4.2                Form of 7.5% Convertible Debenture due June 7, 1998 of the Company (8)
            4.3                Form of 7.5% Convertible Debenture due August 8, 1998 of the Company (10)
            4.4                Form of 7% Series A Convertible Debenture due October 15, 1998 of Intelect Communications systems
                               Limited (10)
            4.5                Form of 7% Series B Convertible Debenture due October 15, 1998 of Intelect Communications Systems
                               Limited (10)
            10.1               Option Rights Agreement for Outstanding Shares of Intelect, Inc. and Stock Purchase Agreement dated
                               January 13, 1995 (11)  (Note - this Agreement was replaced by the March 31, 1995 Option agreement)
            10.2               Option Agreement dated March 31, 1995 by and among the Company, Sellers and Intelect, Inc. (3)
            10.3               Stock Purchase Agreement dated October 3, 1995 by and among the Company, Savage Corporation and
                               Savage Sports Corporation (3)
            10.4               Management Agreement dated as of October 1, 1995 between Intelect Systems Corp. and Herman
                               Frietsch* (7)

            Exhibit No.        Exhibit
            -----------        -------
            10.5               Amendment No. One dated January 1, 1996 between Intelect Systems Corp. and Herman Frietsch to
                               Management Agreement referred to in Exhibit 10.4*
            10.6               General Employment Agreement dated as of November 1, 1994 between the Company and Peter G.
                               Leighton* (8)
            10.7               Amendment No. One dated as of January 2, 1996 between the Company and Peter G. Leighton to the
                               General Employment Agreement referred to in Exhibit 10.6*
            10.8               Employment Agreement dated as of April 1, 1996 between the Company and Eugene Helms* (10)
            10.9               Employment Agreement dated as of April 24, 1995 between the Company and Peter Ianace* (7)
            10.10              Stock Purchase Agreement dated January 13, 1996 by and between Intelect Systems Corp., the Company,
                               Robert E. Nimon, Kim F. Nimon, Edgar L. Read, Gregory L. Mayhan and DNA Enterprises, Inc. (4)
            10.11              Warrants dated February 13, 1996 issued to Edgar L. Read and Gregory L. Mayhan delivered at Closing
                               (4)
            10.12              Warrants dated February 13, 1996 issued to Edgar L. Read and Gregory L. Mayhan to be delivered one year after Closing (2)
            10.13              Consulting Agreement dated as of February 13, 1996 between DNA Enterprises, Inc. and Nimon
                               Consulting, Inc. (4)
            10.14              Employment Agreement dated as of February 13, 1996 between Edgar L. Read and DNA Enterprises, Inc.*
                               (4)
            10.15              Employment Agreement dated as of February 13, 1996 between Gregory L. Mayhan and DNA Enterprises,
                               Inc.* (4)
            10.16              Agreement and Plan of Merger dated March 19, 1996 among the Company, Mid-Ocean, Inc. and Mosaic
                               Information Technologies, Inc. (6)
            10.17              Registration Rights Agreement dated as of March 29, 1996 among the Company and certain purchasers
                               (6)
            10.18              Employment Agreement dated March 29, 1996 among Matthew Feldman, the Company and Mosaic Information
                               Technologies Inc.* (6)
            10.19              Convertible Securities Agreement dated June 7, 1996 among the Company, Infinity Investors, Ltd. and
                               Seacrest Capital Limited (8)
            10.20              Registration Rights Agreement dated June 7, 1996 among the Company, Infinity Investors, Ltd. and
                               Seacrest Capital Limited (8)
            10.21              Letter Agreement dated July 31, 1996 among the Company, Infinity Investors, Ltd. and Seacrest
                               Capital Limited (8)
            10.22              Convertible Securities Agreement dated August 8, 1996 among the Company and certain Investors (10)
            10.23              Registration Rights Agreement dated August 8, 1996 among the Company and certain Investors (10)
            10.24              Convertible Securities Agreement dated October 15, 1996 among the Company, Infinity Investors, Ltd.
                               and Seacrest Capital Limited (10)
            10.25              Registration Rights Agreement dated October 15, 1996 among the Company, Infinity Investors, Ltd.
                               and Seacrest Capital Limited (10)
            10.26              Book Entry Transfer Agent Agreement dated October 15, 1996 by and among the Company, Infinity
                               Investors, Ltd., Seacrest Capital Limited and American Stock Transfer & Trust Company (10)
            10.27              Offer to Purchase the Five Year Six Percent (6%) Subordinated Debentures of Intelect, Inc. for an
                               Aggregate of 170,000 Shares of Common Stock, $0.01 Par Value, of the Company and the payment of
                               Certain Amounts in Lieu of Issuing Fractional Shares, Dated September 6, 1996 (10)
            10.28              Letter of Transmittal to Accompany Five Year Six Percent (6%) Subordinated Debentures of Intelect,
                               Inc. (10)
            10.29              Form of Release in Consideration of Exchange of Property (10)
            10.30              Promissory Note dated as of February 26, 1997 to St. James Capital Corp. from the Company
            10.31              Pledge Agreement dated as of February 26, 1997 between the Company and St. James Capital Corp.
            10.32              Warrant to Purchase Common Stock of the Company Expiring February 26, 2002
            10.33              Registration Rights Agreement dated February 26, 1997 between the Company and St. James Capital
                               Corp.
            10.34              Amended and Restated Promissory Note dated as of February 26, 1997 to St. James Capital Corp. from the Company
            10.35              First Amendment to Pledge Agreement dated as of March 27, 1997 between the Company and St. James
                               Capital Corp.
            10.36              Warrant to Purchase Common Stock of the Company Expiring March 27, 2002
            10.37              Amendment No. 1 to Registration Rights Agreement dated as of March 27, 1997 between the Company and
                               St. James Capital Corp.
            10.38              Employee Stock Option Plan adopted April 24, 1986*
            10.39              Stock Incentive Plan adopted December 13, 1995*

            Exhibit No.        Exhibit
            -----------        -------
            10.40              License Agreement between Digital Equipment Corp. and Mosaic Information Technologies dated June
                               13, 1996
            21.0               Subsidiaries of the Company
            23.0               Consent of Independent Auditors
            27.0               Financial Data Schedule

*Management contract or other compensatory plan or arrangement.

(1) Incorporated herein by reference to the Registrant's Form 10-K for the fiscal year ended October 31, 1995

(2) Incorporated herein by reference to the Registrant's Transition Report on Form 10-K for the transition period ended December 31, 1995

(3) Incorporated herein by reference to the Registrant's Form 8-K dated November 10, 1995

(4) Incorporated herein by reference to the Registrant's Form 8-K dated February 20, 1996

(5) Incorporated herein by reference to the Registrant's Form 10-Q for the fiscal quarter ended March 31, 1996

(6) Incorporated herein by reference to the Registrant's Form 8-K dated April 12, 1996

(7) Incorporated herein by reference to the Registrant's Form 8-K/A dated April 12, 1996

(8) Incorporated herein by reference to the Registrant's Form 10-Q for the fiscal quarter ended June 30, 1996

(9)    Incorporated herein by reference to the Registrant's Form S-3
       (#333-9049)

(10) Incorporated herein by reference to the Registrant's Form 10-Q for the fiscal quarter ended September 30, 1996

(11) Incorporated herein by reference to the Registrants Form 20-F for the fiscal year ended October 31, 1994

       C. The Registrant has not filed any reports on Form 8-K during the last quarter of the period covered by this Report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                   INTELECT COMMUNICATIONS SYSTEMS LIMITED
                                 (Registrant)

Date:  April 15, 1997                         By:     /s/ HERMAN M. FRIETSCH
                                                 -------------------------------
                                                      Herman M. Frietsch
                                                      Chief Executive Officer




         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.




 /s/ HERMAN M. FRIETSCH                        /s/ ANTON VON AND ZU LIECHENSTEIN
-------------------------------------------   ----------------------------------
Herman M. Frietsch                             Anton von and zu Liechenstein,
Chief Executive Officer and Director           Director
(Principal Executive Officer)




 /s/ EDWIN J. DUCAYET, JR.                     /s/ PHILIP P. SUDAN, JR.
-------------------------------------------   ----------------------------------
Edwin J. Ducayet, Jr.                            Philip P. Sudan, Jr., Director
Chief Financial Officer
(Principal Financial and Accounting Officer)

                              INDEX TO EXHIBITS

            Exhibit No.        Exhibit
            -----------        -------
            3.1                Memorandum of Association of the Company, as amended (9)
            3.2                Certificate of Incorporation of the Company, as amended (9)
            3.3                Bye-laws of the Company (9)
            4.1                Specimen common share certificate (1)
            4.2                Form of 7.5% Convertible Debenture due June 7, 1998 of the Company (8)
            4.3                Form of 7.5% Convertible Debenture due August 8, 1998 of the Company (10)
            4.4                Form of 7% Series A Convertible Debenture due October 15, 1998 of Intelect Communications systems
                               Limited (10)
            4.5                Form of 7% Series B Convertible Debenture due October 15, 1998 of Intelect Communications Systems
                               Limited (10)
            10.1               Option Rights Agreement for Outstanding Shares of Intelect, Inc. and Stock Purchase Agreement dated
                               January 13, 1995 (11)  (Note - this Agreement was replaced by the March 31, 1995 Option agreement)
            10.2               Option Agreement dated March 31, 1995 by and among the Company, Sellers and Intelect, Inc. (3)
            10.3               Stock Purchase Agreement dated October 3, 1995 by and among the Company, Savage Corporation and
                               Savage Sports Corporation (3)
            10.4               Management Agreement dated as of October 1, 1995 between Intelect Systems Corp. and Herman
                               Frietsch* (7)
            10.5               Amendment No. One dated January 1, 1996 between Intelect Systems Corp. and Herman Frietsch to
                               Management Agreement referred to in Exhibit 10.4*
            10.6               General Employment Agreement dated as of November 1, 1994 between the Company and Peter G.
                               Leighton* (8)
            10.7               Amendment No. One dated as of January 2, 1996 between the Company and Peter G. Leighton to the
                               General Employment Agreement referred to in Exhibit 10.6*
            10.8               Employment Agreement dated as of April 1, 1996 between the Company and Eugene Helms* (10)
            10.9               Employment Agreement dated as of April 24, 1995 between the Company and Peter Ianace* (7)
            10.10              Stock Purchase Agreement dated January 13, 1996 by and between Intelect Systems Corp., the Company,
                               Robert E. Nimon, Kim F. Nimon, Edgar L. Read, Gregory L. Mayhan and DNA Enterprises, Inc. (4)
            10.11              Warrants dated February 13, 1996 issued to Edgar L. Read and Gregory L. Mayhan delivered at Closing
                               (4)
            10.12              Warrants dated February 13, 1996 issued to Edgar L. Read and Gregory L. Mayhan to be delivered one year after Closing (2)
            10.13              Consulting Agreement dated as of February 13, 1996 between DNA Enterprises, Inc. and Nimon
                               Consulting, Inc. (4)
            10.14              Employment Agreement dated as of February 13, 1996 between Edgar L. Read and DNA Enterprises, Inc.*
                               (4)
            10.15              Employment Agreement dated as of February 13, 1996 between Gregory L. Mayhan and DNA Enterprises,
                               Inc.* (4)
            10.16              Agreement and Plan of Merger dated March 19, 1996 among the Company, Mid-Ocean, Inc. and Mosaic
                               Information Technologies, Inc. (6)
            10.17              Registration Rights Agreement dated as of March 29, 1996 among the Company and certain purchasers
                               (6)
            10.18              Employment Agreement dated March 29, 1996 among Matthew Feldman, the Company and Mosaic Information
                               Technologies Inc.* (6)
            10.19              Convertible Securities Agreement dated June 7, 1996 among the Company, Infinity Investors, Ltd. and
                               Seacrest Capital Limited (8)
            10.20              Registration Rights Agreement dated June 7, 1996 among the Company, Infinity Investors, Ltd. and
                               Seacrest Capital Limited (8)
            10.21              Letter Agreement dated July 31, 1996 among the Company, Infinity Investors, Ltd. and Seacrest
                               Capital Limited (8)
            10.22              Convertible Securities Agreement dated August 8, 1996 among the Company and certain Investors (10)
            10.23              Registration Rights Agreement dated August 8, 1996 among the Company and certain Investors (10)
            10.24              Convertible Securities Agreement dated October 15, 1996 among the Company, Infinity Investors, Ltd.
                               and Seacrest Capital Limited (10)
            10.25              Registration Rights Agreement dated October 15, 1996 among the Company, Infinity Investors, Ltd.
                               and Seacrest Capital Limited (10)
            10.26              Book Entry Transfer Agent Agreement dated October 15, 1996 by and among the Company, Infinity
                               Investors, Ltd., Seacrest Capital Limited and American Stock Transfer & Trust Company (10)
            10.27              Offer to Purchase the Five Year Six Percent (6%) Subordinated Debentures of Intelect, Inc. for an
                               Aggregate of 170,000 Shares of Common Stock, $0.01 Par Value, of the Company and the payment of
                               Certain Amounts in Lieu of Issuing Fractional Shares, Dated September 6, 1996 (10)
            10.28              Letter of Transmittal to Accompany Five Year Six Percent (6%) Subordinated Debentures of Intelect,
                               Inc. (10)
            10.29              Form of Release in Consideration of Exchange of Property (10)
            10.30              Promissory Note dated as of February 26, 1997 to St. James Capital Corp. from the Company
            10.31              Pledge Agreement dated as of February 26, 1997 between the Company and St. James Capital Corp.
            10.32              Warrant to Purchase Common Stock of the Company Expiring February 26, 2002
            10.33              Registration Rights Agreement dated February 26, 1997 between the Company and St. James Capital
                               Corp.
            10.34              Amended and Restated Promissory Note dated as of February 26, 1997 to St. James Capital Corp. from the Company
            10.35              First Amendment to Pledge Agreement dated as of March 27, 1997 between the Company and St. James
                               Capital Corp.
            10.36              Warrant to Purchase Common Stock of the Company Expiring March 27, 2002
            10.37              Amendment No. 1 to Registration Rights Agreement dated as of March 27, 1997 between the Company and
                               St. James Capital Corp.
            10.38              Employee Stock Option Plan adopted April 24, 1986*
            10.39              Stock Incentive Plan adopted December 13, 1995*

            Exhibit No.        Exhibit
            -----------        -------
            10.40              License Agreement between Digital Equipment Corp. and Mosaic Information Technologies dated June
                               13, 1996
            21.0               Subsidiaries of the Company
            23.0               Consent of Independent Auditors
            27.0               Financial Data Schedule

*Management contract or other compensatory plan or arrangement.

(1) Incorporated herein by reference to the Registrant's Form 10-K for the fiscal year ended October 31, 1995

(2) Incorporated herein by reference to the Registrant's Transition Report on Form 10-K for the transition period ended December 31, 1995

(3) Incorporated herein by reference to the Registrant's Form 8-K dated November 10, 1995

(4) Incorporated herein by reference to the Registrant's Form 8-K dated February 20, 1996

(5) Incorporated herein by reference to the Registrant's Form 10-Q for the fiscal quarter ended March 31, 1996

(6) Incorporated herein by reference to the Registrant's Form 8-K dated April 12, 1996

(7) Incorporated herein by reference to the Registrant's Form 8-K/A dated April 12, 1996

(8) Incorporated herein by reference to the Registrant's Form 10-Q for the fiscal quarter ended June 30, 1996

(9)    Incorporated herein by reference to the Registrant's Form S-3
       (#333-9049)

(10) Incorporated herein by reference to the Registrant's Form 10-Q for the fiscal quarter ended September 30, 1996

(11) Incorporated herein by reference to the Registrants Form 20-F for the fiscal year ended October 31, 1994