Form 10-K/A
period 1996-12-31
INTELECT COMMUNICATIONS SYSTEMS LTD
filed 1997-04-30
CIK 316672

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  AMENDMENT #1
                                  FORM 10-K/A

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

                                  972-367-2100
              (Registrant's Telephone Number, Including Area Code)

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

                      Documents Incorporated by Reference

None.

                                   PART III

ITEM 10, ITEM 11, ITEM 12 AND ITEM 13 TO THE REGISTRANT'S ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996 ARE HEREBY AMENDED AND RESTATED IN THEIR ENTIRETY AS SET FORTH BELOW.

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding the directors and executive officers is set forth below. Directors were elected by the Shareholders at the Annual General Meeting of Shareholders in June 1996, or subsequently by the Board to fill vacancies created by resignations. Directors will serve for the remainder of their respective terms or until their successors are elected.

Name                                 Age         Office and Employment During Last Five Years
----                                 ---         --------------------------------------------
Herman M. Frietsch                    57         Chairman of the Board of the Company since 1989; Chief Executive
                                                 Officer since February 1997; Director since 1988; Executive Chairman from 1995 to February 1997.

Peter E. Ianace                       48         Vice President, Sales and Marketing of the Company since February 1997;
                                                 Vice  President, Marketing and Distribution of the Company since June
                                                 1996; President of Intelect Network Technologies Company  since November
                                                 1993; Chief Executive Officer of Intelect Network Technologies Company
                                                 since July 1995. President Opcom, Inc., a fiber optic products manufacturer, January 1992 to March 1993.

R. Eugene Helms                       46         Vice President, Chief Technology Officer of the Company since  June
                                                 1996; President and Chief Executive Officer of DNA Enterprises, Inc.
                                                 since April 1996; President and Owner of TeleSolutions Inc., a
                                                 consulting firm, since  January 1990; Vice President, Engineering  of
                                                 Mizar, Inc., a DSP products manufacturer, from March 1994 to October
                                                 1995.

Prinz Anton von and zu                51         Director of the Company since 1980. Chairman of the Stock Option
Liechtenstein                                    Committee and Member of the Audit Committee. First Managing Director
                                                 of the Company. Private Investor.

Philip P. Sudan, Jr.                  45         Director of the Company since February 1997. Chairman of the Audit Committee and Member of the Stock Option  Committee. Partner, Ryan & Sudan,
                                                 L.L.P., a law firm in Houston, Texas, since 1990.

Edwin J. Ducayet, Jr.                 57         Acting Chief Financial Officer of the Company since February 1997; Vice
                                                 President and Chief Financial Officer of Intelect Network Technologies
                                                 Co. since December 1991.

Peter G. Leighton                     44         Director of the Company  since 1984 and President since 1988, until his resignation in March 1997.

Name                                 Age         Office and Employment During Last Five Years
----                                 ---         --------------------------------------------


Jeremy T.G. Posner                    49         Director of the Company since 1987 until his resignation in March 1997.

Rhianon M. Pedro                      35         Treasurer of the Company from January 1993 and  Vice President, Chief
                                                 Financial Officer of the Company from December 1995 until February
                                                 1997.

         Messrs. Sudan and Liechtenstein are members of the Audit Committee and the Stock Option Committee of the Board of Directors.

         The executive officers of the Company were elected in June 1996 or subsequently to fill vacancies created by resignations or terminations. The executive officers are elected by, and serve at the pleasure of, the Board of Directors.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers (as defined in Rule 16a-1(f)), directors, and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of the copies of such forms received by it and written representations from certain reporting persons that they have complied with the relevant filing requirements, the Company believes that all filing requirements applicable to its officers, directors and 10% stockholders were timely complied with during the fiscal year ended December 31, 1996, except that (i) Mr. Ianace filed a Form 5 rather than a Statement of Changes in Beneficial Ownership on Form 4 due January 1997 reflecting one transaction;
(ii) Mr. Ducayet filed a Form 5 rather than a Statement of Changes in Beneficial Ownership on Form 4 due January 1997 reflecting one transaction;
(iii) a Statement of changes in Beneficial Ownership on Form 4 due May 1996 reflecting one transaction was filed late by Mr. Frietsch; (iv) a Statement of Changes in Beneficial Ownership on Form 4 due May 1996 reflecting one transaction was filed late by Mr. Leighton; (v) a Statement of Changes in Beneficial Ownership on Form 4 due November 1996 reflecting one transaction was filed late by Ms. Pedro; (vi) a Statement of Changes in Beneficial Ownership on Form 4 due May 1996 reflecting one transaction was filed late by Mr. Posner;
(vii) a Statement of Changes in Beneficial Ownership on Form 4 due May 1996 reflecting one transaction was filed late by Nancy E.H. Miracle; Vice President of Intelect Network Technologies Company, and (viii) a Statement of Changes in Beneficial Ownership on Form 4 due May 1996 reflecting one transaction was filed late by Willard F. Barnett. Senior Vice President of Intelect Network Technologies Company.

ITEM 11 - EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

COMPENSATION OF DIRECTORS

         Directors currently receive no cash compensation for their services as Directors or meeting attendance fees. Members of the Audit Committee and the Stock Option Committee each receive a cash fee of $10,000 per annum for each committee.

SUMMARY COMPENSATION TABLE

         The following table summarizes the compensation paid to Herman M. Frietsch, Chief Executive Officer of the Company, and the other executive officers who have earned more than $100,000 in salary and bonus during the last three completed fiscal years ended December 31, 1996.

                                                     Annual Compensation                     Long-Term Compensation
                                             -----------------------------------         ----------------------------
                                                                                           Other           Securities
                                                                                           Compen-         Underlying
                                             Fiscal      Salary         Bonus              sation           Options
 Name and Principal Position                   Year        ($)           ($)                ($)               (#)
---------------------------------------------------------------------------------------------------------------------
 Herman M. Frietsch                            1994     $ 20,000       $150,000         $      -              40,000
 Chairman and Chief Executive Officer of       1995     $120,000       $120,000         $      -             150,000
 Intelect Communications Systems Limited       1996     $250,000       $    -           $      -              50,000

 Peter E. Ianace                               1995     $160,000       $    -           $      -             350,000
 President of Intelect Network                 1996     $240,000       $    -           $    4,750               -
 Technologies

 R. Eugene Helms                               1996     $131,538       $ 56,725         $    8,827           100,000
 President of DNA Enterprises

 Peter G. Leighton(1)                          1994     $125,000       $100,000         $      -              40,000
                                               1995     $150,000       $150,000         $      -             150,000
                                               1996     $250,000       $    -           $      -              50,000

 Jeremy T.G. Posner(2)                         1994     $     -        $    -           $      -              15,000
                                               1995     $     -        $    -           $  150,000            30,000
                                               1996     $     -        $    -           $  125,000            15,000

 Rhianon M. Pedro(3)                           1995     $ 12,500       $ 20,000         $      -              10,000
                                               1996     $ 83,333                        $      -              40,000

----------------------------

(1) Resigned as President and Director, Intelect Communications Systems Limited in March 1997.
(2)  Resigned as Director in March 1997.
(3) Terminated as Treasurer, Chief Financial Officer and Senior Vice President of Intelect Communications Systems Limited in February 1997.

         The following table sets forth stock options granted in 1996 to each of the Company's executive officers named in the Summary Compensation Table. The table also sets forth the hypothetical gains that would exist for the options at the end of their ten-year terms at assumed compound rates of stock appreciation of 5% and 10%. The actual future value of the options will depend on the market value of the Company's Common Stock.


                      OPTION GRANTS IN LAST FISCAL YEAR

                                                                                         Potential Realizable Value
                           Number of       % of Total                                      at Assumed Annual Rates
                           Securities        Options                                      of Stock Price Appreciation
                           Underlying      Granted to      Exercise                           for Option Term (a)
                            Options         Employees        Price       Expiration       ----------------------------
          Name             Granted (#)       in 1996       ($/Share)        Date            5% ($)           10% ($)
----------------------------------------------------------------------------------------------------------------------
Herman M. Frietsch            50,000          3.97%     $6.500            4/15/06            $204,391         $517,966
Peter E. Ianace                 -
R. Eugene Helms              100,000          7.94%      5.350            4/1/06              336,459          852,652
Peter G. Leighton             50,000          3.97%      6.500            4/15/06             204,391          517,966
Jeremy T. G. Posner           15,000          1.19%      6.500            4/15/06              61,317          155,390
Rhianon M. Pedro              20,000          1.59%      4.313            2/23/06              54,242          137,460
                               7,000          0.56%      6.500            4/15/06              28,615           72,515
                              13,000          1.03%      7.250            10/4/06              59,273          150,210

-----------------------
(a) The amounts shown on this table represent hypothetical gains that could be achieved for the respective options, if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise. Actual gains, if any, on stock option exercises will depend on the future performance of the common Shares, the optionholders' continued employment through the option period, and the date on which the options are exercised. These amounts are not intended to forecast possible future appreciation, if any, of the Company's stock price.

         The following table sets forth the number of shares acquired on exercise of stock options and the aggregate gains realized on exercise in 1996 by the Company's executive officers named in the Summary Compensation Table. The table also sets forth the number of shares covered by exercisable and unexercisable options held by such executives on December 31, 1996 and the aggregate gains that would have been realized had these options been exercised on December 31, 1996, even though these options were not exercised, and the unexercisable options could not have been exercised, on December 31, 1996.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTION VALUES

                                                       Number of Securities            Value of Unexercised
                         Shares                       Underlying Unexercised           In-the-Money Options
                      Acquired on       Value         Options at FY-End (#)              at FY-End(b) ($)
                       Exercise      Realized(a)   ---------------------------    ------------------------------
         Name             (#)            ($)       Exercisable   Unexercisable     Exercisable     Unexercisable
----------------------------------------------------------------------------------------------------------------
Herman M. Frietsch        -         $    -           226,667       63,333          $590,667            $  28,333
Peter E. Ianace           -              -            70,000      280,000           105,000              420,000
R. Eugene Helms           -              -              -         100,000              -                    -
Peter G. Leighton      135,000        692,525         91,667       63,333           176,267               28,333
Jeremy T. G. Posner       -              -           125,000       40,000           335,844               24,313
Rhianon M. Pedro          -              -            16,333       33,667             2,281                8,313

-----------------------------------
(a) Market value on the date of exercise of shares covered by options exercised, less option exercise price.
(b) Market value of shares covered by in-the-money options on December 31, 1996, less option exercise price. Options are in-the-money if the market value of the shares covered thereby is greater than the option exercise price.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Compensation Committee of the Board of Directors of the Company during the last fiscal year consisted of Herman M. Frietsch and Peter G. Leighton. During the last fiscal year, Mr. Frietsch served as the Chairman of the Board and Mr. Leighton served as the President of the Company. Mr. Leighton resigned as President and Director of the Company in March 1997. The Compensation Committee is currently composed of Mr. Frietsch and Mr. Philip P. Sudan, Jr. Mr. Sudan is a partner of Ryan & Sudan, L.L.P., outside counsel to the Company. No other interlocking relationship exists between the Company's Board of Directors and Compensation Committee and the board of directors or compensation committee of any other company, nor has such interlocking relationship existed in the past.

PERFORMANCE GRAPH

         The following graph compares the cumulative total shareholder return on the Company's common shares (Nasdaq National Market trading symbol ICOMF) with the cumulative total return (including reinvested dividends) of the Standard & Poor's Small Cap Index and the Nasdaq Index. Amounts have been rounded to the nearest dollar.

         The information contained in the performance graph shall not be deemed "soliciting material" or to be "filed" with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act or Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing. The stock price performance on the following graph is not necessarily indicative of future stock price performance.





                            1991        1992        1993         1994         1995         1996    CAGR(1)
                         -------------------------------------------------------------------------------------
ICOMF                       100          146         433         281          742           600      43.1%
S&P SMALLCAP                100          121         144         137          178           216      16.6%
NASDAQ US                   100          116         134         131          185           227      17.8%

  (1)  Compound annual growth rate for the five years ended December 31, 1996.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Set forth below is information as of April 30, 1997, with respect to the number and percentage of outstanding shares owned beneficially by directors and executive officers of the Company individually, and directors and executive officers of the Company as a group. The Company is not aware of any person beneficially owning more than five percent of the outstanding Common Shares.

Name and Address                       Amount and Nature of                       Company's
of Beneficial Owner                    Beneficial Ownership                         Note             Percent of Class
----------------------------------------------------------------------------------------------------------------------------
Herman M. Frietsch                        645,334                                    (1)                    3.58%
1100 Executive Drive
Richardson, Texas

Peter E. Ianace                           148,095                                    (2)                    0.82%
1100 Executive Drive
Richardson, Texas

R. Eugene Helms                           100,000                                    (3)                    0.55%
269 W. Renner Parkway
Richardson, Texas

Anton Liechtenstein                       277,400                                                           1.54%
Administration and Trust Co.
Josepf Rheinbergerstrasse 6
Vaduz, Liechtenstein

Philip P. Sudan, Jr.                            0
Two Houston Center, Suite 3900
Houston, Texas

Edwin J. Ducayet, Jr.                      30,667                                    (4)                    0.17%
1100 Executive Drive
Richardson, Texas

Peter G. Leighton(5)                      515,000                                                           2.86%
31 Church Street
Hamilton, Bermuda HM12

Rhianon M. Pedro(6)                            10
31 Church Street
Hamilton, Bermuda HM12

All Directors and                       1,201,496                                   (7)                     6.66%
Executive Officers
as a group (6 persons)


----------------
(1) Includes 243,334 options which are currently exercisable or become exercisable by June 30, 1997. Includes 6,000 shares owned beneficially by Mr. Frietsch's spouse as to which he disclaims beneficial ownership.

(2) Includes 140,000 options which are currently exercisable or become exercisable by June 30, 1997.
(3) Includes 100,000 options which are currently exercisable or become exercisable by June 30, 1997.
(4) Includes 8,333 options which are currently exercisable or become exercisable by June 30, 1997.
(5)  Resigned as President and Director in March 1997.
(6) Terminated as Treasurer, Chief Financial Officer and Senior Vice President in February 1997.
(7) Includes 491,667 options which are currently exercisable or become exercisable by June 30, 1997.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Peter E. Ianace, a Vice President of the Company and President of Intelect Network Technologies, a subsidiary, was indebted to the Company in the amount of $91,000 at December 31 1996. The Note, whose original principal amount was $135,000, bears interest at 5% per annum and is secured by a pledge of common stock of the Company.

         Philip P. Sudan, Jr., a director of the Company since February 1997, is a partner of Ryan & Sudan, L.L.P., counsel for the Company.

         The Company received from a company controlled by Peter G. Leighton a short-term loan of $500,000 in July 1996, and repaid the loan in September 1996, including interest of $13,000. The Company paid $120,000 during 1996 for management fees and rented facilities from a company controlled by Mr. Leighton.

         In January 1996, the Company amended employment agreements with Herman
M. Frietsch and Peter G. Leighton which, generally upon termination, provide for continuation of salaries for three years following the current year of employment.

         A corporation owned by R. Eugene Helms was paid $156,338 and entered into a royalty agreement in exchange for certain intellectual property rights in connection with a pocket terminal product and DSP products.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A amending its Annual Report on Form 10-K for the fiscal year ended December 31, 1996 to be signed on its behalf by the undersigned, thereunto duly authorized.


                    INTELECT COMMUNICATIONS SYSTEMS LIMITED
                                  (Registrant)



Date:  April 30, 1997                          By:     /s/ HERMAN M. FRIETSCH
                                                       ------------------------
                                                       Herman M. Frietsch
                                                       Chief Executive Officer



         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.





/s/ HERMAN M. FRIETSCH                         /s/ PHILIP P. SUDAN, JR.
-------------------------------------          ---------------------------------
Herman M. Frietsch                             Philip P. Sudan, Jr., Director
Chief Executive Officer and Director
(Principal Executive Officer)




/s/ EDWIN J. DUCAYET, JR.
-------------------------------------
Edwin J. Ducayet, Jr.
Chief Financial Officer
(Principal Financial and
Accounting Officer)