Form 10-Q
period 1997-03-31
INTELECT COMMUNICATIONS SYSTEMS LTD
filed 1997-05-15
CIK 316672

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                              --------------------

                                  FORM 10 - Q

     (Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM _____________________ TO ___________________

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

                    1100 EXECUTIVE DRIVE, RICHARDSON, TEXAS
                                     75081
               (Address of Principal Executive Offices, Zip Code)

                                  972-367-2100
              (Registrant's Telephone Number, Including Area Code)

                      -----------------------------------

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

There were 17,545,048 shares of Common Stock, par value $.01 per share, outstanding on April 30, 1997.



================================================================================

                    INTELECT COMMUNICATIONS SYSTEMS LIMITED

                                     INDEX

                                                                                                             PAGE
                                                                                                             ----
PART I            FINANCIAL INFORMATION

ITEM 1            FINANCIAL STATEMENTS

                  Consolidated Balance Sheets of the Company
                  at March 30, 1997 (unaudited) and December 31, 1996                                          2

                  Consolidated Statements of Operations of the Company
                  (unaudited) for the three months ended March 31, 1997 and 1996                               3

                  Consolidated Statements of Cash Flows of the Company
                  (unaudited) for the three months ended March 31, 1997 and 1996                               4

                  Notes to the Consolidated Financial Statements                                               5

ITEM 2            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                                                          7

PART II           OTHER INFORMATION

ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K                                                            12

                  SIGNATURES

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

            INTELECT COMMUNICATIONS SYSTEMS LIMITED AND SUBSIDIARIES
                          Consolidated Balance Sheets
                   (Thousands of dollars, except share data)

                                     Assets                           March 31, 1997    December 31, 1996
                                     ------                           --------------    -----------------
                                                                        (Unaudited)
Current assets:
   Cash and cash equivalents                                              $    433          $  4,863
   Marketable securities                                                       912               854
   Accounts receivable, net                                                  3,736             2,427
   Inventories                                                               3,538             2,978
   Prepaid expenses                                                            745               472
                                                                          --------          --------
                           Total current assets                              9,364            11,594
Property and equipment, net                                                  4,985             4,285
Goodwill, net                                                               14,241            14,573
Software development costs, net                                              1,852             1,389
Deferred financing costs, net                                                2,173               582
Other intangible assets, net                                                 2,857             2,879
Other assets                                                                   710               716
                                                                          --------          --------
                                                                          $ 36,182          $ 36,018
                      Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable                                                       $  3,537          $  1,878
   Accrued liabilities                                                       3,297             3,302
   Net liabilities of discontinued operations                                  400               400
   Deferred income taxes                                                        48                48
   Current maturities of long-term debt                                     10,258             4,125
   Current installments of obligations under capital leases                     56                57
                                                                          --------          --------
                           Total current liabilities                        17,596             9,810

Long-term obligations under capital leases, net of current installments         45                59
Deferred income taxes                                                          305               267
Long-term debt, net of current maturities                                      738             3,238
Convertible debentures                                                       6,374            14,913
                                                                          --------          --------
                                                                            25,058            28,287
                                                                          --------          --------
Shareholders' equity:
   Common shares, $.01 par value, 80,000,000 shares authorized
       17,439,604 and 15,027,728 shares issued and outstanding
       in 1997 and 1996                                                        174               150
   Additional paid-in capital                                               47,653            36,849
   Unrealized gain (loss) on marketable securities                              (2)               18
   Accumulated deficit                                                     (36,701)          (29,286)
                                                                          --------          --------
                           Total shareholders' equity                       11,124             7,731
                                                                          --------          --------
                                                                          $ 36,182          $ 36,018
                                                                          ========          ========



See accompanying notes to consolidated financial statements.

           INTELECT COMMUNICATIONS SYSTEMS LIMITED AND SUBSIDIARIES
                    Consolidated Statements of Operations
                  (Thousands of Dollars, except share data)

                                                                Three Months Ended March 31,
                                                                ----------------------------
                                                                  1997               1996
                                                                ---------         ----------
                                                                        (Unaudited)
Net revenues:
     Product sales                                               $  2,205         $  1,636
     Services                                                       1,821            1,294
     Contract revenue                                                 511              442
                                                                 --------         --------
                                                                    4,537            3,372
                                                                 --------         --------

Cost of revenues:
     Product sales                                                  2,046            1,679
     Services                                                       1,284              776
     Contract revenue                                                 384              760
                                                                 --------         --------
                                                                    3,714            3,215
                                                                 --------         --------
                Gross profit                                          823              157
                                                                 --------         --------

Operating expenses:
     Selling, general and administrative                            4,332            2,357
     Engineering and development                                    2,470              177
     Amortization of intangible assets                                396              268
                                                                 --------         --------
                                                                    7,198            2,802
                                                                 --------         --------
                Operating loss                                     (6,375)          (2,645)
                                                                 --------         --------

Other income (expense):
     Interest expense                                                (945)             (57)
     Interest and other income                                         36              163
                                                                 --------         --------
                                                                     (909)             106
                                                                 --------         --------

       Loss from continuing operations before income taxes         (7,284)          (2,539)

Income taxes                                                           38             (553)
                                                                 --------         --------
       Loss from continuing operations                             (7,322)          (1,986)

Loss on disposal of discontinued operations                           (93)              (9)
                                                                 --------         --------
       Net loss                                                  $ (7,415)        $ (1,995)
                                                                 ========         ========

Loss per share (primary and fully diluted):
       Continuing operations                                     $   (.44)        $   (.16)
       Discontinued operations                                       (.01)            (.00)
                                                                 --------         --------
           Net loss                                              $   (.45)        $   (.16)
                                                                 ========         ========
Weighted average number of shares and common stock equivalents
outstanding (in thousands)                                         16,594           12,928
                                                                 ========         ========


See accompanying notes to consolidated financial statements.

            INTELECT COMMUNICATIONS SYSTEMS LIMITED AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                   (Thousands of dollars, except share data)

                                                                                 Three Months Ended March 31,
                                                                                 ----------------------------
                                                                                   1997                1996
                                                                                 --------          ----------
Cash flows from operating activities:                                                    (Unaudited)
   Net loss                                                                      $ (7,415)         $ (1,995)
   Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization of intangible assets                            666               389
        Deferred income taxes                                                          38              (553)
        Noncash compensation                                                           --               500
        Stock option compensation                                                      60               117
        Amortization of deferred financing costs                                      725                --
        Other                                                                           6                22
        Change in operating assets and liabilities, net of effects of acquired companies:
             Accounts receivable                                                   (1,309)             (564)
             Inventories                                                             (560)             (982)
             Other assets                                                            (273)             (194)
             Accounts payable and accrued liabilities                               1,654             2,147
             Net liabilities of discontinued operations                                --               (26)
                                                                                 --------          --------
               Net cash used in operating activities                               (6,408)           (1,139)
                                                                                 --------          --------

Cash flows from investing activities:
   Purchase of other intangible assets                                                (16)               --
   Capital expenditures                                                              (970)             (932)
   Purchase of marketable securities                                                  (78)              (55)
   Payments for other assets                                                           --               (71)
   Software development costs                                                        (489)           (1,632)
   Payment for acquisition of DNA, net of cash acquired                                --            (3,009)
   Loan receivable                                                                     --               600
   Payment for acquisition of IVC, net of cash acquired                               _ -            (2,135)
                                                                                 --------          --------
               Net cash used in investing activities                               (1,553)           (7,234)
                                                                                 --------          --------

Cash flows from financing activities:
   Debt issuance costs                                                               (160)               --
   Proceeds from issuance of notes payable                                          3,833                --
   Payments of principal on capital lease obligations                                 (15)              (22)
   Payments of long-term debt                                                        (200)             (100)
   Proceeds from issuance of common shares                                             --               734
   Exercise of employee stock options                                                  73                --
                                                                                 --------          --------
               Net cash provided by financing activities                            3,531               612
                                                                                 --------          --------

Net decrease in cash and cash equivalents                                          (4,430)           (7,761)
Cash and cash equivalents, beginning of period                                      4,863            15,086
                                                                                 --------          --------
Cash and cash equivalents, end of period                                         $    433          $  7,275
                                                                                 ========          ========


See accompanying notes to consolidated financial statements.

                    INTELECT COMMUNICATIONS SYSTEMS LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 MARCH 31, 1997

BASIS OF PRESENTATION

         The accompanying consolidated financial statements have been prepared by the Company without audit in accordance with generally accepted accounting principles for interim financial statements and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.

         The accompanying consolidated financial statements do not include certain footnotes and financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K as at December 31, 1996.

INVENTORIES

         The components of inventories are as follows (thousands of US Dollars)

                                           March 31,   December 31,
                                              1997        1996
                                           ---------   -----------
Raw materials                               $3,402       $2,727
Work in progress                               504          292
Finished goods                                 782        1,213
                                            ------       ------
                                             4,668        4,232
Less:  allowance for obsolescence            1,130        1,254
                                            ======       ======
                                            $3,538       $2,978
                                            ======       ======


CREDIT FACILITY AND RELATED FINANCING MATTERS

         On February 18, 1997, the Company signed a letter of intent with a private lender to provide a credit facility (the "Credit Facility"), of up to $15,000,000. On March 31,1997, $5,000,000 was outstanding under the Credit Facility. As of May 10,1997, the Company had borrowed a total of $6,000,000 under the Credit Facility, secured by all outstanding shares of DNA Enterprises, Inc. ("DNA"), a wholly owned subsidiary of the Company. In conjunction with the Credit Facility, the Company has issued warrants to purchase 300,000 common shares at $5.00, exercisable at any time until February 26, 2002, warrants to purchase 300,000 common shares at $3.25, exercisable at any time until March 28, 2002, and warrants to purchase 150,000 common shares at $3.25, exercisable at any time until April 24, 2002. The quoted market price of the Company's common stock was $4.6875, $2.5625 and $1.65625 on February 26, 1997, March 27, 1997 and April 24, 1997, respectively. The Credit Facility is due March 27, 1998, including principal and interest at the rate of 2% over prime. The prime rate at March 31, 1997 was 8.5%. The fair value of the warrants at date of issuance, totaling $2,156,000, was credited to additional paid-in capital and is being charged to operations using the effective interest method over the loan period.

         On May 8, 1997, the Company terminated the unimplemented portion of the Credit Facility, replacing it with a financing arrangement through a trust unit of The Coastal Corporation Pension Plan ("Coastal Plan") structured to provide the Company with an aggregate of $10,000,000 of debt and equity funding. As of May 10, 1997, the Company had borrowed $5,000,000 under the Coastal Plan. The loan bears interest at 2% over prime and matures on March 27, 1998. In connection with the loan, the Coastal Plan received warrants to purchase 750,000 shares of common stock at $2.00 (derived from the trailing five day average closing bid price of the Company's Common Stock, namely $1.975), exercisable at any time until May 7, 2002. The quoted market price of the Company's Common Stock on May 7, 1997 was $2.3125. The $5,000,000 loan is secured by all the outstanding shares of three of the Company's wholly-owned subsidiaries, DNA, Intelect Visual Communications Corp. ("IVC"), and Intelect Network Technologies Company("INT"). The remaining $5,000,000 of the Coastal Plan financing is contemplated to consist of an issuance of preferred stock and is subject to completion of Coastal Plan due diligence and documentation. The preferred stock is expected to be convertible into approximately 2,480,000 shares of common stock, as may be adjusted for certain anti-dilution provisions. Upon execution of the preferred stock portion of the Coastal Plan financing, the $5,000,000 loan may be exchanged for additional shares of the same class of preferred stock.

        In conjunction with the implementation of the Coastal Plan and pursuant to anti-dilution provisions governing the 750,000 warrants previously issued under the Credit Facility, the Company agreed to reduce the exercise price of each such warrant previously issued in connection with the Credit Facility to $2.00 per common share to match the pricing of the warrants issued under the Coastal Plan. The lenders under the Credit Facility and the Coastal Plan agreed that collateral consisting of all outstanding shares of DNA, IVC and INT would be shared in pari passu. In terminating the unimplemented portion of the Credit Facility, the Company issued the lender thereunder warrants to purchase an additional 50,000 shares of common stock at $2.00 exercisable at any time until May 8, 2002. The effects of the Coastal Plan related to the adjustment of the exercise price and the issuance of additional warrants to the Credit Facility will be recorded in the Company's Consolidated Financial Statements in the second quarter as of the date such events were consummated.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE PERIOD ENDED MARCH 31, 1997

NET REVENUES

         Net revenue for the three months ended March 31, 1997 increased 142% over the prior year period, excluding $1,501,000 of sales in 1996 of information security products, a line of business subsequently disposed of. The product sales increase was due to the emergence of the SONETLYNX product line, of which $2,023,000 was sold, compared to none in the prior year. Service revenue increased by 41% primarily due to the inclusion for the entire quarter of the engineering services business of DNA Enterprises acquired on February 13, 1996.

GROSS PROFIT

                         Three Months Ended March 31,
                         ----------------------------
                            1997             1996
                         ----------        ----------
                          (Thousands of US Dollars)
Product sales              $ 159             $ (43)
Services                     537               518
Contract revenue             127              (318)
                           -----             -----
                           $ 823             $ 157
                           =====             =====


         Gross profit increased by $666,000, or 424% from year to year. Gross profit improvement on product sales was due to SONETLYNX products which were delivered with a direct cost margin of 39%. 1997 gross profits on services were reduced by the costs of increasing professional staff for the startup of new contracts. Margins on contract revenues improved over the prior year because progress on air traffic control switches was not burdened with the extraordinary costs of completing the Iceland program.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

         Selling expenses increased to $2,244,000 from $732,000 in the prior year. The expense included $1,645,000 primarily to promote sales of SONETLYNX products including the development of a partnership program and supporting materials to broaden distribution of the product line. In addition, $479,000 was directed toward market development for the videoconferencing product line.

         G&A expenses were $2,088,000, up from $1,440,000 in the prior year's first quarter. The expense in 1997 consisted of $890,000 corporate expense including extraordinary professional fees and travel costs associated with the transition of the corporate office from Bermuda to Texas, $310,000 at the company's principal manufacturing site, $430,000 in support of the engineering services business and $280,000 in connection with the videoconferencing business.

ENGINEERING AND DEVELOPMENT EXPENSE (E&D)

         Engineering and Development Expenses increased to $2,470,000, from $177,000 in the prior year. Combining capitalized software development costs with E&D expense, total spending for product development increased 63% to $2,959,000 compared to $1,809,000 in the three months ended March 31, 1996.

Of these amounts, SONETLYNX increased to $1,077,000 from $410,000, CS4 spending continued at the same rate ($1,278,000 versus $1,222,000), S4 products accounted for $366,000, and videoconferencing product development costs were $283,000.

         During the quarter, SONETLYNX modules were introduced for OC-3 applications. In addition, enhancements were made to achieve interoperability with the public switched telephone network. The CS4 development focused primarily on the service creation environment and applications technology. S4 work included the development of a lower cost universal console.
Videoconferencing developments continued LANscape and ViewBridge modifications to previously acquired technology.

AMORTIZATION OF INTANGIBLE ASSETS

         Amortization of intangible assets is comprised of the following:

                                  Three Months Ended March 31,
                                  ----------------------------
                                    1997                1996
                                  -------              -------
                                  (Thousands of US Dollars)
Amortization of Goodwill             $332               $243
Technology Amortization                64                 25
                                     ----               ----
                                     $396               $268
                                     ====               ====

         Goodwill is amortized over periods of 10-15 years. Technology amortization relates to intellectual properties purchased in 1995 and 1996.

INTEREST EXPENSE

         Interest expense in 1997 includes $220,000 of cash interest on convertible debentures issued in August and October 1996. Interest expense in the prior year was attributable to short-term indebtedness which has been repaid. Non-cash expenses in 1997 consisted of $582,000 allocated to beneficial conversion features of the convertible debentures issued in 1996 and $143,000 of amortized deferred financing costs in connection with the St. James Credit Facility executed in 1997 (see Notes to Consolidated Financial Statements).

BACKLOG

         The Company's backlog of orders increased to $7,858,000 at March 31, 1997 from $3,632,000 at December 31, 1996. Substantially all the March 31, 1997 backlog was scheduled for delivery by June 30, 1997. Of this amount, $6,269,000 was for SONETLYNX product and $1,244,000 was for engineering services.

LIQUIDITY AND CAPITAL RESOURCES

         In the three months ended March 31, 1997, cash used in operations ($6,408,000) and by investing activities ($1,553,000) was funded by $4,430,000 of available cash balances and by securing new financing, net of repayment, of $3,351,000. Working capital is negative due to (i) the conversion by certain selling shareholders of DNA of their warrants into cash obligations, (ii) the company's decision to defer payment of all the DNA purchase obligations, and
(iii) borrowing under the St. James Credit Facility which is due in one year.

         Operating Activities

         Net cash used in operations was $6,408,000 in the three months ended March 31, 1997, consisting primarily of operating losses. The losses were attributable to (i) an operating cost structure which could support a higher level of sales as indicated by approximately $700,000 of under-applied overhead, (ii) product development expenses of $2,470,000, the majority of which did not contribute to current period sales, (iii) sales and marketing expenses of $2,244,000 primarily of a market development nature.

         The Company maintained these levels of expenditure because (1) the product developments were directed at markets believed to have very large growth potential, and (2) near-term sales and production growth opportunities appeared to justify investment to stimulate the sales and prepare for production. The revenue increases in the first quarter met the Company's expectations and backlog is at a level consistent with near-term growth plans.

         Investing Activities

         Investment spending included fixed asset expenditures of $970,000, of which $400,000 was for software and equipment to support CS4 development, $350,000 was for equipment to support engineering and operations growth for SONETLYNX products, and $170,000 was for equipment and software to support growth of the engineering services business. Software development costs for SONETLYNX were capitalized in the amount of $489,000.

         Financing Activities

         A new credit facility with St. James Capital Corp. was the primary source of financing during the quarter. Of the $5,000,000 facility available, $3,833,000 was used. The credit facility was increased to $6,000,000 on April 24, 1997. See Notes to Consolidated Financial Statements.

         Outlook and Financial Strategy

         The Company operates under a financial plan which indicates a peak cash requirement from external sources of approximately $12,000,000 in 1997. The Company currently has secured $11,000,000 of financing, $6,000,000 from the St. James credit facility and $5,000,000 from the Coastal Plan, with an additional $5,000,000 anticipated from the Coastal Plan as discussed below. See Notes to Consolidated Financial Statements. The Company's financial plan assumes that the $2,300,000 balance of obligations to pay former owners of DNA will be paid during 1997 and that no payments will be made to the licensor of video conferencing technology pursuant to a license agreement which is in dispute (see Notes 8 and 24 to Consolidated Financial Statements in the Company's Annual Report on Form 10-K). In the event that working capital requirements exceed sources, the Company has contingency plans to curtail spending on product development and marketing activities, with priority given to spending that is not in pursuit of near term benefits.

         On May 8, 1997, the Company arranged a $10,000,000 financing made up of debt and convertible preferred stock (the Coastal Plan). The first $5,000,000 has been committed and funded. The balance is subject to completion of due diligence by the lender. See Notes to Consolidated Financial Statements.

         Financial plans do not anticipate any significant payments for maturing Convertible Debentures in August or October 1998. Due to the experience of $10,087,000 converted in 1996, $8,539,000 converted in the first quarter of 1997, and $1,060,000 converted in April 1997, the Company expects the debenture holders to convert the balance of $5,314,000 before maturity.

         A collaborative approach is being undertaken subject to March 31, 1997 with respect to the CS4 product development. The Company has begun discussions with several major telecommunications companies regarding the possibility of forming an alliance or partnering for the combined purposes of (a) endorsing or branding versions of the CS4 product with a major trade name, (b) permitting some preferred access to the product by one or more large customers, and (c) funding a substantial portion of continuing development expenses. Any funding from such sources would likely be accompanied by an upward revision in planned expenses so that market entry could be accelerated. Funding by the proposed partnering process would be in addition to traditional financing previously discussed.

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

CONTINGENT LIABILITIES

         As discussed in ITEM 3, Legal Proceedings in the Company's Annual Report on Form 10-K, the Company is exposed to certain contingent liabilities which, if resolved adversely to the Company, would adversely affect its liquidity, its results of operations and/or its financial position.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE LIQUIDITY AND OPERATING RESULTS

         This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934 as amended. Actual events and results could differ materially from those set forth in the forward-looking statements. In particular, the recent growth in production and sales may not be sustained if production is interrupted by a planned facility relocation, materials (including those supplied from sole sources) are not available, the sales force does not identify new customers, the Company's credit condition inhibits major customers, or new SONETLYNX and videoconferencing product developments are delayed. The financial plan includes commitments to significant amounts of spending for product development, sales and marketing activity, and manufacturing capacity predicated on a high rate of sales growth each quarter. If the rate of sales growth is not sustained, certain of the expenses will not be sufficiently controllable in the short term to avoid a negative cash flow impact. There can be no assurance that the currently high level of credit quality among the Company's customers can be sustained. Accordingly, customer collections may not achieve the assumptions of the plan. In order to meet increasing levels of demand for manufactured products the Company must make estimates of future orders with enough precision to insure the availability of certain components with long lead times. Any inaccuracy in such estimates could affect the expected operating results. In general, there can be no assurance that component parts will be available in sufficient quantity and on suitable credit terms to support the planned growth in production rates. Adequacy of the financial plan is partly dependent on the Company's ability to renegotiate payment obligations to former owners of DNA and to renegotiate a technology license with a major computer company. There can be no assurance that either of these assumed negotiations will be accomplished with the cash flow consequences assumed in the plan. External business conditions may also contribute risk to achieving the plan, especially the rate at which telecommunications companies adopt certain new products and the demand for engineering design services which are contingent on the development budgets of others. Funding plans include uncertainties, namely, the balance of the

Coastal Plan may not become available, alternative external sources of financing may not be secured in a timely manner or on terms acceptable to the Company or at all, availability of external sources may be affected by general market price volatility, holders of Convertible Debentures may not convert remaining balances to equity, and/or partner funding of CS4 development may not be secured soon enough to avoid development delays. The Company's ability to raise funds from external sources may be restricted by adverse resolution of legal proceedings discussed in Contingent Liabilities.

                          PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         A. The Financial Statements and Financial Statement Schedules filed as part of this report are listed and indexed on Page 1. Schedules other than those listed in the index have been omitted because they are not applicable or the required information has been included elsewhere in this report.

         B. Listed below are all Exhibits filed as part of this report. Certain Exhibits are incorporated by reference to documents previously filed by the Registrant with the Securities and Exchange Commission pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.

Exhibit No.     Description
-----------     -----------
10.30           Promissory Note dated as of February 26, 1997 to St. James Capital Corp. from the Company(1)
10.31           Pledge Agreement dated as of February 26, 1997 between the Company and St. James Capital Corp. (1)
10.32           Warrant to Purchase Common Stock of the Company Expiring February 26, 2002(1)
10.33           Registration Rights Agreement dated February 26, 1997 between the Company and St. James Capital Corp. (1)
                Amended and Restated Promissory Note dated as of February 26, 1997 to St. James Capital Corp. from the
10.34           Company(1)
                First Amendment to Pledge Agreement dated as of March 27, 1997 between the Company and St. James Capital
10.35           Corp. (1)
10.36           Warrant to Purchase Common Stock of the Company Expiring March 27, 2002(1)
                Amendment No. 1 to Registration Rights Agreement dated as of March 27, 1997 between the Company and St.
10.37           James Capital Corp. (1)
10.41           Lease Agreement between TCIT Dallas Industrial and Intelect Network Technologies dated February 25, 1997
10.42           Lease Agreement between Campbell Place One Joint Venture and DNA Enterprises dated February 1, 1997
11              Calculation of Earnings Per Share
                Letter of Resignation of Peter Leighton as Director dated March 5, 1997, incorporated  herein by
17.1            reference to the Form 8-K filed March 28, 1997(2) Letter from Peter Leighton to the Company dated March
                21,1997, requesting disclosure of March 5, 1997
17.2            letter of resignation(2)
27              Financial Data Schedule

(1) Incorporated herein by reference to the Form 10-K for the fiscal year ended December 31, 1996
(2) Incorporated herein by reference to the Registrant's Form 8-K dated March 28, 1997


        C. Reports on Form 8-K: The Registrant filed on March 28, 1997a report on Form 8-K, reporting the resignation of Peter Leighton as a Director of the Registrant.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    INTELECT COMMUNICATIONS SYSTEMS LIMITED
                                  (Registrant)

Date:      May 15, 1997               By: /s/ EDWIN J. DUCAYET, JR.
                                         ---------------------------------------
                                         Edwin J. Ducayet, Jr.
                                         Chief Financial Officer
                                         (Principal Financial and Accounting
                                         Officer)


Date:     May 15, 1997                By:  /s/ HERMAN M. FRIETSCH
                                          --------------------------------------
                                          Herman M. Frietsch
                                          Chief Executive Officer and Director
                                          (Principal Executive Officer)

                                 EXHIBIT INDEX

Exhibit No.         Description
-----------         -----------
10.30               Promissory Note dated as of February 26, 1997 to St. James Capital Corp. from the Company(1)
10.31               Pledge Agreement dated as of February 26, 1997 between the Company and St. James Capital Corp. (1)
10.32               Warrant to Purchase Common Stock of the Company Expiring February 26, 2002(1)
10.33               Registration Rights Agreement dated February 26, 1997 between the Company and St. James Capital Corp. (1)
                    Amended and Restated Promissory Note dated as of February 26, 1997 to St. James Capital Corp. from the
10.34               Company(1)
                    First Amendment to Pledge Agreement dated as of March 27, 1997 between the Company and St. James Capital
10.35               Corp. (1)
10.36               Warrant to Purchase Common Stock of the Company Expiring March 27, 2002(1)
                    Amendment No. 1 to Registration Rights Agreement dated as of March 27, 1997 between the Company and St.
10.37               James Capital Corp. (1)
10.41               Lease Agreement between TCIT Dallas Industrial and Intelect Network Technologies dated February 25, 1997
10.42               Lease Agreement between Campbell Place One Joint Venture and DNA Enterprises dated February 1, 1997
11                  Calculation of Earnings Per Share
                    Letter of Resignation of Peter Leighton as Director dated March 5, 1997, incorporated  herein by
17.1                reference to the Form 8-K filed March 28, 1997(2) Letter from Peter Leighton to the Company dated March
                    21,1997, requesting disclosure of March 5, 1997
17.2                letter of resignation(2)
27                  Financial Data Schedule

(1) Incorporated herein by reference to the Form 10-K for the fiscal year ended December 31, 1996

(2) Incorporated herein by reference to the Registrant's Form
8-K dated March 28, 1997