Form 10-Q
period 1997-06-30
INTELECT COMMUNICATIONS SYSTEMS LTD
filed 1997-08-14
CIK 316672

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549
                              --------------------

                                  FORM 10 - Q

     (Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM __________________ TO _______________

                         COMMISSION FILE NUMBER 0-11630

                    INTELECT COMMUNICATIONS SYSTEMS LIMITED
              (Exact Name of Company as Specified in Its Charter)


                BERMUDA                                   N/A
(State or Other Jurisdiction of                     (I.R.S. Employer
Incorporation or Organization)                     Identification No.)


                    1100 EXECUTIVE DRIVE, RICHARDSON, TEXAS
                                     75081
               (Address of Principal Executive Offices, Zip Code)


                                  972-367-2100
               (Company's Telephone Number, Including Area Code)

                      -----------------------------------

Indicate by check mark whether the Company: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---
There were 21,899,760 shares of Common Stock, par value $.01 per share, outstanding on August 4, 1997.

                    INTELECT COMMUNICATIONS SYSTEMS LIMITED

                                     INDEX

                                                                                                                       Page
Part I                Financial Information

Item 1                Financial Statements

                      Consolidated Balance Sheets of the Company                                                        2
                      at June 30, 1997 (unaudited) and December 31, 1996

                      Consolidated Statements of Operations of the Company                                              3
                      (unaudited) for three months and six months ended June 30, 1997 and
                      1996

                      Consolidated Statements of Cash Flows of the Company                                              4
                      (unaudited) for the six months ended June 30, 1997 and 1996

                      Notes to the Consolidated Financial Statements                                                    6

ITEM 2                Management's Discussion and Analysis of Financial                                                 9
                      Condition and Results of Operations

PART II               Other Information

ITEM 2                Changes in Securities                                                                            14

ITEM 5                Other Information                                                                                14

ITEM 6                Exhibits and Reports on Form 8-K                                                                 15

                      Signatures


                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

            INTELECT COMMUNICATIONS SYSTEMS LIMITED AND SUBSIDIARIES
                          Consolidated Balance Sheets
                   (Thousands of dollars, except share data)


                                        Assets                                        June 30,    December 31,
                                                                                        1997          1996
                                                                                        ----          ----
                                                                                    (Unaudited)
Current assets:
   Cash and cash equivalents                                                         $  3,009         4,863
   Marketable securities                                                                  916           854
   Accounts receivable, net                                                             8,557         2,427
   Inventories, net                                                                     3,598         2,978
   Prepaid expenses                                                                       641           472
                                                                                                   --------
                           Total current assets                                        16,721        11,594
Property and equipment, net                                                             5,579         4,285
Goodwill, net                                                                          13,911        14,573
Software development costs, net                                                         2,294         1,389
Deferred financing costs, net                                                           1,416           582
Other intangible assets, net                                                            3,688         2,879
Other assets                                                                              648           716
                                                                                     --------      --------
                                                                                     $ 44,257        36,018
                                                                                     ========      ========
                         Liabilities and Shareholders' Equity
Current liabilities:
   Notes payable                                                                     $  7,735             -
   Current maturities of long-term debt                                                 6,411         4,125
   Current installments of obligations under capital leases                                49            57
   Accounts payable                                                                     3,777         1,878
   Accrued liabilities                                                                  3,496         3,302
   Net liabilities of discontinued operations                                             400           400
   Deferred income taxes                                                                   48            48
                                                                                     --------      --------
                           Total current liabilities                                   21,916         9,810

Convertible debentures                                                                      -        14,913
Long-term debt, net of current maturities                                                 270         3,238
Long-term obligations under capital leases, net of current installments                    25            59
Deferred income taxes                                                                     344           267
                                                                                     --------      --------
                                                                                       22,555        28,287
                                                                                     --------      --------
Shareholders' equity:
   $2.0145, 10% cumulative convertible preferred stock, series A, $.01 par value
        (aggregate involuntary liquidation preference $20,145,000). Authorized
   10,000,000 shares; 4,219,409 shares issued and outstanding in 1997                      42             -
   Common shares, $.01 par value, Authorized 80,000,000 shares; 21,149,760
       and 15,027,728 shares issued and outstanding in 1997 and 1996                      212           150
   Additional paid-in capital                                                          63,786        36,849
   Unrealized gain on marketable securities                                                 1            18
   Accumulated deficit                                                                (42,339)      (29,286)
                                                                                     --------      --------
                           Total shareholders' equity                                  21,702         7,731
                                                                                     --------      --------
                                                                                     $ 44,257        36,018
                                                                                     ========      ========



See accompanying notes to consolidated financial statements.

            INTELECT COMMUNICATIONS SYSTEMS LIMITED AND SUBSIDIARIES
                     Consolidated Statements of Operations
                   (Thousands of Dollars, except share data)


                                                         Three Months Ended                      Six Months Ended
                                                               June 30,                               June  30,
                                                 ----------------------------------    ---------------------------------
                                                 1997                 1996                 1997                 1996
                                           ------------------    -----------------    -----------------    -----------------
                                                                         (Unaudited)
Net revenues:
     Products                                        $  6,438                  213                8,643                1,398
     Services                                           2,205                  901                4,026                2,712
     Contracts                                            364                  802                  875                1,178
                                                     --------             --------             --------             --------
                                                        9,007                1,916               13,544                5,288


Cost of revenues:
     Products                                           4,080                  131                6,141                1,350
     Services                                           1,634                  891                2,927                1,987
     Contracts                                            328                1,539                  744                2,439
                                                     --------             --------             --------             --------
                                                        6,042                2,561                9,812                5,776
                                                     --------             --------             --------             --------
                Gross profit (loss)                     2,965                 (645)               3,732                 (488)
                                                     --------             --------             --------             --------

Operating expenses:
     Selling, general and administrative                4,427                3,659                8,692                6,016
     Engineering and development                        2,522                1,816                4,992                1,993
     Amortization of goodwill                             327                  471                  661                  739
                                                     --------             --------             --------             --------
                                                        7,276                5,946               14,345                8,748
                                                     --------             --------             --------             --------
                Operating loss                         (4,311)              (6,591)             (10,613)              (9,236)
                                                     --------             --------             --------             --------

Other income (expense):
     Interest expense                                    (958)                (110)              (1,903)                (167)
     Other financing costs                               (282)                   -                 (282)                   -
     Interest and other income                            (27)                 128                  (64)                 291
                                                     --------             --------             --------             --------
                                                       (1,267)                  18               (2,249)                 124
                                                     --------             --------             --------             --------

       Loss from continuing operations before
       income taxes                                    (5,578)              (6,573)             (12,862)              (9,112)

Income taxes                                              (39)               1,708                  (77)               2,261
                                                     --------             --------             --------             --------
       Loss from continuing operations                 (5,617)              (4,865)             (12,939)              (6,851)

Loss on disposal of discontinued operations               (20)                   -                 (113)                  (9)
                                                     --------             --------             --------             --------
       Net loss                                      $ (5,637)              (4,865)             (13,052)              (6,860)
                                                     ========             ========             ========             ========

Loss per share (primary and fully diluted):
       Continuing operations                         $  (0.28)               (0.36)               (0.71)               (0.52)
       Discontinued operations                              -                    -                (0.01)                   -
                                                     --------             --------             --------             --------
           Net loss                                  $  (0.28)               (0.36)               (0.72)               (0.52)
                                                     ========             ========             ========             ========
Weighted average number of shares and common
     stock equivalents outstanding (in thousands)      19,810               13,317               18,210               13,162


See accompanying notes to consolidated financial statements.

            INTELECT COMMUNICATIONS SYSTEMS LIMITED AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                             (Thousands of dollars)




                                                                                      Six Months Ended June 30,
                                                                                      ------------------------
                                                                                         1997           1996
                                                                                      --------        --------
                                                                                             (Unaudited)
Cash flows from operating activities:
   Net loss                                                                           $(13,052)         (6,860)
   Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization of intangible assets                               1,498           1,079
        Deferred income taxes                                                               77          (2,261)
        Noncash compensation                                                                 -             500
        Stock option compensation                                                          121             239
        Amortization of deferred financing costs                                         1,427              61
        Other noncash financing costs                                                      282               -
        Other                                                                               (8)            (45)
        Change in operating assets and liabilities, net of effects of acquired companies:
             Accounts receivable                                                        (6,230)           (595)
             Inventories                                                                  (620)             85
             Other assets                                                                 (177)            (95)
             Accounts payable and accrued liabilities                                    2,407              61
             Net liabilities of discontinued operations                                      -             (75)
                                                                                      --------        --------
               Net cash used in operating activities                                   (14,275)         (7,906)
                                                                                      --------        --------

Cash flows from investing activities:
   Purchase of other intangible assets                                                     (83)              -
   Capital expenditures                                                                 (1,925)         (2,059)
   Proceeds on sale of fixed assets                                                          -              57
   Purchase of marketable securities                                                       (78)            (55)
   Payments for other assets                                                                 -          (1,276)
   Software development costs                                                           (1,021)         (1,764)
   Payment for acquisition of DNA, net of cash acquired                                      -          (3,010)
   Loan receivable                                                                           -             600
   Payment for acquisition of IVC, net of cash acquired                                      -          (2,004)
                                                                                      --------        --------
               Net cash used in investing activities                                    (3,107)         (9,511)
                                                                                      --------        --------

                                                                                                    (Continued)

            INTELECT COMMUNICATIONS SYSTEMS LIMITED AND SUBSIDIARIES
                Consolidated Statements of Cash Flows, Continued
                             (Thousands of dollars)




                                                                Six Months Ended June 30,
                                                                ------------------------
                                                                  1997            1996
                                                                --------        --------
                                                                        (Unaudited)
Cash flows from financing activities:
   Debt issuance costs                                          $   (309)           (294)
   Proceeds from issuance of notes payable                        11,200               -
   Proceeds from issuance of convertible debentures                    -           5,000
   Payments of principal on capital lease obligations                (29)            (59)
   Payments of long-term debt                                       (682)           (119)
   Payments on notes payable                                           -            (880)
   Proceeds from issuance of common shares                             -           1,813
   Proceeds from issuance of preferred shares                      5,000               -
   Exercise of employee stock options                                348               -
                                                                --------        --------
                  Net cash provided by financing activities       15,528           5,461
                                                                --------        --------

Net decrease in cash and cash equivalents                         (1,854)        (11,956)
Cash and cash equivalents, beginning of period                     4,863          15,039
                                                                --------        --------
Cash and cash equivalents, end of period                        $  3,009        $  3,083
                                                                ========        ========


See accompanying notes to consolidated financial statements.

            INTELECT COMMUNICATIONS SYSTEMS LIMITED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                                 JUNE 30, 1997

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

         The accompanying consolidated financial statements do not include certain footnotes and financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K as at December 31, 1996.

INVENTORIES

         The components of inventories are as follows (thousands of US Dollars)


                                                                      June 30,                  December 31,
                                                                        1997                        1996
                                                                --------------------      ------------------------
Raw materials                                                      $   3,747                      2,727
Work in progress                                                         609                        292
Finished goods                                                           392                      1,213
                                                                --------------------      ------------------------
                                                                       4,748                      4,232
Less:  allowance for obsolescence                                      1,150                      1,254
                                                                --------------------      ------------------------
                                                                   $   3,598                      2,978
                                                                ====================      ========================


FINANCING MATTERS

         On May 8, 1997, the Company executed a Loan Agreement (the "Loan") with The Coastal Corporation Second Pension Trust (the "Coastal Trust") pursuant to which the Company borrowed $5,000,000, and the Coastal Trust agreed to purchase $5,000,000 of convertible preferred stock by May 30, 1997. The Loan bears interest at 2% over prime, matures on March 27, 1998, and is secured by all outstanding shares of the Company's operating subsidiaries. The Loan is redeemable into convertible preferred stock at any time, at either party's request, until August 1, 1997. On May 30, the Coastal Trust redeemed $3,465,480 of the Loan, plus accrued interest of $34,520, for an additional 1,737,404 shares of Preferred Stock. The deadline for redemption of the remainder of the Loan has been extended to August 14, 1997, and may be extended further. In conjunction with the Loan, the Company issued warrants to purchase 750,000 common shares at $2.00 (which price was derived from the trailing five day average closing bid, which was $1.975), exercisable at any time until May 7, 2002. On August 1, 1997, the Coastal Trust exercised its warrant and purchased 750,000 shares at $2.00 per share. The fair value of the warrants and options at date of issuance, totaling $1,662,000, was credited to additional paid-in capital. In connection with the unredeemed loan, $510,000 is being charged to interest expense using the effective interest method over the loan period. Of the remaining $1,152,000, $89,000 was charged to interest expense and $1,063,000 was debited to additional paid-in capital at the date of loan redemption.

         In connection with the Coastal Trust financing on May 30, 1997, the Company authorized 10,000,000 shares of $2.0145, 10% Cumulative Convertible Preferred Stock, Series A, (the "Preferred Stock") and issued 4,219,409 shares. Dividends are payable quarterly beginning September 30, 1997, in cash or common stock, at the Company's option. At June 30, 1997, $76,000 of cumulative preferred dividends were accrued, the per share amount of which was not material. The Preferred Stock may be redeemed, at the Company's option, at 110%, 105% and 100% of face value after June 1, 1999, 2000, and 2001, respectively, and, after August 31, 1997, is convertible into Common Stock on a share-for-share basis, subject to anti-dilution provisions. On May 30, 1997, the Coastal Trust acquired 2,482,005 shares of Preferred Stock for $5,000,000, and redeemed $3,465,480 of the Loan, plus accrued interest of $34,520, for an additional 1,737,404 shares of Preferred Stock.

         In February 1997, the Company signed a letter of intent with a private lender to provide a credit facility (the "Credit Facility") of up to $15,000,000. Simultaneous with the Coastal Loan, the unused Credit Facility was terminated and the common collateral was shared in pari passu. The Company has borrowed a total of $6,000,000 under the Credit Facility which is due March 27, 1998, including principal and interest at the rate of 2% over prime. The prime rate at June 30, 1997 was 8.5%. Warrants issued under terms of the Credit Facility, to purchase 750,000 Common Shares, were reissued at a $2.00 exercise price, and additional warrants were issued to purchase 50,000 Common Shares at $2.00, exercisable at any time until May 8, 2002, in exchange for termination of the Credit Facility. The exercise price was derived from the trailing five day average closing bid, which was $1.975. The fair value of the reissued warrants at May 8, 1997, totaling $960,000, is being charged to interest expense using the effective interest method over the remaining loan period. The difference between the fair value of the reissued warrants and the unamortized fair value of the original warrants at date of reissue was $232,000 and was charged to interest expense and the fair value of the additional 50,000 warrants, totaling $65,000, was credited to additional paid-in capital and charged to other financing costs in the three months ended June 30, 1997.

         Effective on April 25, 1997, the Company issued 542,182 Common Shares along with $60,000 in settlement of all future royalties under a technology purchase agreement. The royalty agreement had been initially executed in conjunction with certain technology purchased by the Company. The closing bid price of the Company's Common Stock was $1.5625 on April 25, 1997. The fair value of the consideration, totaling $907,000, is recorded as other intangible assets and is being amortized to operations over a five year period on a straight line basis.

         Effective on May 1, 1997, in conjunction with a financial advisory services agreement, the Company issued warrants to purchase 300,000 Common Shares, 100,000 shares each at prices of $3.00, $5.00 and $7.00, exercisable at any time after December 31, 1997 until December 31, 2002. The closing bid price of the Company's Common Stock was $1.5625 on April 30, 1997. The fair value of the warrants at date of issuance, totaling $217,000, was credited to additional paid-in capital and charged to other financing costs in the three months ended June 30, 1997.

         On June 19, 1997, in conjunction with a distributor agreement, the Company agreed to issue warrants to purchase up to 270,000 Common Shares at $3.6312 per share in increments of 6,750 shares for each $1,000,000 of sales attributable to the distributor on or before June 19, 2001, exercisable at any time after issuance until June 19, 2004. The closing bid price of the Company's Common Stock was $3.50 on June 18, 1997. The fair value of these contingent warrants at date of issuance is charged to operations in the period of issue. At June 30, 1997, 6,750 warrants with a fair value of $19,000 had been issued. An additional 6,750 warrants were issued on July 25, 1997.

RECENT PRONOUNCEMENTS

         Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share," which supersedes APB Opinion No. 15, "Earnings per Share," was issued in February 1997. SFAS 128 requires dual presentation of basic and diluted earnings per share ("EPS") for complex capital structures on the face of the statement of operations. Basic EPS is computed by dividing income
(loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options. SFAS 128 is required to be adopted for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted. After adoption, all prior period data presented will be restated to conform with SFAS 128. The Company does not expect that basic and diluted EPS measured under SFAS 128 will be materially different from the current presentation of primary and fully-diluted loss per common share measured under APB Opinion No. 15. The Company will present both EPS measures on the face of the statement of operations.

         Statement of Financial Accounting Standards No. 129, "Disclosure of Information About Capital Structure," was issued in February 1997. The Company does not expect the statement to result in any substantive change in its disclosure.

         Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" and Statement of Financial Accounting Standards No. 131 "Disclosures About Segments of an Enterprise and Related Information" were issued in June 1997. The impact these pronouncements may have on the Company's disclosures is being evaluated.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE PERIOD ENDED JUNE 30, 1997

NET REVENUES

         Net revenue for the three months and six months ended June 30, 1997 increased 370% and 156%, respectively, over the prior year periods. The product sales increase was due to the emergence of the SONETLYNX product line, of which $6,128,000 and $8,152,000, respectively, were sold, compared to none in the prior year. Service revenue increased by 145% and 48%, respectively, due to the growth of the technology and engineering services business of DNA Enterprises acquired on February 13, 1996.

GROSS PROFIT (LOSS)

         Gross profit was attributable to revenue sources as follows:

                                            Three Months Ended          Six Months Ended
                                                 June 30,                   June 30,
                                          ----------------------     ----------------------
                                             1997         1996         1997          1996
                                          ---------     --------     --------       -------
                                                     (Thousands of US Dollars)

Products                                  $   2,358           82        2,502            48
Services                                        571           10        1,099           725
Contracts                                        36         (737)         131        (1,261)
                                          ---------      -------      -------       -------
                                          $   2,965         (645)       3,732          (488)
                                          =========      =======      =======       =======



         Gross profit increased over the prior year by $3,610,000 and $4,220,000 in the three months and six month periods, respectively. Gross profit attributable to products improved due to the substantial increase in contribution of SONETLYNX products in both time periods. Services margins improved because the engineering services business of DNA was the primary constituent of the business category in 1997, and DNA activity expanded from year to year. Contracts margins recovered from prior year losses due to the completion in 1996 of a loss contract (Iceland air traffic control) included among operations acquired in 1995.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

         Selling expenses increased to $2,768,000 from $1,479,000 in the three months and to $5,012,000 from $2,211,000 in the six months ended June 30, 1997. Selling expenses in the three months included $1,457,000 to promote and secure orders for SONETLYNX products, and $615,000 to advance recognition and secure beta sites for the Company's videoconferencing product.

         General and Administrative expenses decreased to $1,659,000 from $2,180,000 in the three months and to $3,680,000 from $3,805,000 in the six months ended June 30, 1997. Included in the three month period were $541,000 of corporate expenses, down from $890,000 in the first quarter, including extraordinary transition costs of moving the corporate office from Bermuda. The Company's principal manufacturing operations bore $455,000 of expense in the three months, $371,000 supported the engineering services business, and $260,000 was spent in connection with the videoconferencing business.

ENGINEERING AND DEVELOPMENT EXPENSE (E&D)

         Engineering and Development Expenses increased to $2,522,000 and $4,992,000 in the three month and six month periods from $1,816,000 and $1,993,000 in the prior year periods. Combining $532,000 of capitalized software development costs with E&D expense, total spending for product development increased 57% to $3,054,000 compared to $1,949,000 in the three months ended June 30, 1996. Of these amounts, SONETLYNX increased to $1,496,000 from $711,000, CS4 spending increased to $997,000 from $804,000, videoconferencing product development costs decreased to $200,000 from $383,000, and DSP and S4 development spending increased to $361,000 from $101,000. For the six month periods, combined capitalized software and E&D expense increased 60%.

         During the second quarter, the SONETLYNX product line was enhanced by the addition of path switching for the OC-1 controller, T1 and E1. The OC-3 controller became generally available together with its T1 and E1 interfaces. Further progress was made on interoperability with major vendor equipment, including OC-12. CS4 development work advanced the state of service creation by establishing a new environment in which services can be created, tested and deployed to significantly improve the time-to-market introduction of new features in highly competitive markets. The LANscape videoconferencing product was redesigned to decrease use of bandwidth and reduce cost. The DSP product line was enhanced by the introduction of a new addition to the VME product line that features four TMS320C80 digital signal processors and 10 billion operations per second. Development of the S4 switch's universal console was substantially completed.

INTEREST EXPENSE AND OTHER FINANCING COSTS

         Interest expense in the three month and six month periods of 1997 includes $163,000 and $383,000 of cash interest on the convertible debentures, the St. James Credit Facility and the Coastal Trust financing. Interest expense in the prior year was attributable to short-term indebtedness which has been repaid. Non-cash expenses in 1997 consisted of $582,000 allocated to beneficial conversion features of the convertible debentures issued in 1996; $795,000 and $938,000 in the three months and six months, respectively, of amortized deferred financing costs in connection with the St. James Credit Facility and the Coastal Trust financing executed in 1997; and $282,000 in other financing costs in 1997. See Notes to Consolidated Financial Statements.

BACKLOG

         The Company's backlog of orders increased to $8,370,000 at June 30, 1997 from $3,632,000 at December 31, 1996. Substantially all the March 31, 1997 backlog was scheduled for delivery by September 30, 1997. Of this amount, $6,925,000 was for SONETLYNX product and $846,000 was for engineering services.

LIQUIDITY AND CAPITAL RESOURCES

         In the six months ended June 30, 1997, cash used in operations ($14,275,000) and by investing activities ($3,107,000) was funded by $1,854,000 of available cash balances and by securing new financing, net of repayment, of $15,528,000. Working capital is negative due to (i) borrowing under the St. James Credit Facility and the Coastal Trust financing net of redemptions, and
(ii) progression of certain long term debt items to current status.

         Operating Activities

         Net cash used in operations was $14,275,000 in the six months ended June 30, 1997, consisting primarily of: (i) product development expenses of $4,992,000, the majority of which did not contribute to current period sales,
(ii) sales and marketing expenses of $5,012,000 primarily of a market development nature and (iii) an operating cost structure which could support a higher level of sales as indicated by approximately $760,000 of under-applied overhead, all of which resulted in an operating loss. In addition, $6,230,000 was used to increase amounts receivable, partly offset by a $2,407,000 increase in accounts payable.

         The Company maintained these levels of expenditure because (i) the product developments were directed at markets believed to have very large growth potential, and (ii) near-term sales and production growth opportunities appeared to justify investment to stimulate the sales and prepare for production. The revenue increases in the six months met the Company's expectations, and backlog is at a level consistent with near-term growth plans. The increase in receivables was caused by new product development delays which resulted in shipments timed near the end of the period.

         Investing Activities

         Investment spending included fixed asset expenditures of $1,925,000, of which $402,000 was for software and equipment to support CS4 development, $388,000 was for equipment to support engineering and operations growth for SONETLYNX products, and $108,000 was for equipment and software to support growth of the engineering services business. Software development costs for SONETLYNX were capitalized in the amount of $1,021,000.

         Financing Activities

         During the second quarter, the unused $1,167,000 balance of the St. James Capital Corp. credit facility was used and an additional $1,000,000 was added to the facility and used. (On June 30, 1997, the total balance due St. James was $6,000,000.) Also during the quarter, the Coastal Corporation Second Pension Trust ("Coastal Trust') loaned the Company $5,000,000 and purchased $5,000,000 of the Company's Preferred Stock. (At the time of the purchase of Preferred Stock, the Coastal Trust also converted $3,500,000 of the loan and accrued interest to Preferred Stock.) On August 1, 1997, the Coastal Trust exercised a warrant to purchase 750,000 shares of Common Stock for $2.00 per share, resulting in proceeds to the Company of $1,500,000. See Notes to Consolidated Financial Statements.

         Outlook and Financial Strategy

         The Company's outlook continues to anticipate expanding working capital requirements and ongoing expenditures for new product and technology development, marketing and sales programs. Internal cash generation from operations is not expected to be sufficient to meet all such requirements until during the 1998 timeframe. The Company's financial strategy is to continue to utilize external sources of financing to provide funding for net capital requirements.

         External financing totaled $16,200,000 during the six months ending June 30, 1997, and was utilized primarily for expenditures and investments described above. Additional external funding of $1,500,000 was received on August 1, 1997, from the exercise of warrants.

         At June 30, 1997, operating sources of liquidity included unrestricted cash balances of $3,009,000 and accounts receivable of $8,557,000. The Company presently believes the receivables level is higher than required by the amount of sales in the three month period ended June 30, 1997. The high level was caused by the timing of sales in May and June. The increase in shipments, primarily of the SONETLYNX product, during the latter weeks of the second quarter and the concurrent increase in inventory purchase requirements for orders to be produced and shipped during the third quarter are tending to peak working capital requirements by about $3,000,000 above earlier anticipated levels during the third quarter period. Further expansion of new order activity may continue this condition through the end of 1997, although the timing of collections on accounts receivable from late second quarter shipments may mitigate net cash requirements during the third quarter and into the fourth quarter.

         The Company's assumption regarding conversion of all Convertible Debentures before maturity has proven correct. In the second quarter, all the remaining debentures were converted, or an agreement had been reached regarding their conversion, so that refinancing of the debt will not be necessary. See
Part II, Item 5, Other Matters.

         Progress continues in discussions with major telecommunications companies regarding the possibility of forming an alliance to finish development and to market the CS4 product. Any funding from such sources would likely be accompanied by an upward revision in planned expenses so that market entry could be accelerated. Funding by the proposed partnering process would be in addition to traditional financing discussed above.

         Conclusion

         Considering the financing resources available and potentially available, the outlook for cash available from customer collections, the outlook for cash uses in operations and investing, and the options available to reduce spending, the Company believes it has the financial resources to meet its business requirements through the current year. There can be no assurance, however, that the proposed financings or the business results assumed in the Company's financial plans will be realized.

CONTINGENT LIABILITIES

         As discussed in ITEM 3, Legal Proceedings, in the Company's Annual Report on Form 10-K, the Company is exposed to certain contingent liabilities which, if resolved adversely to the Company, would adversely affect its liquidity, its results of operations and/or its financial position.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE LIQUIDITY AND OPERATING RESULTS

         This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934 as amended. Actual events and results could differ materially from those set forth in the forward-looking statements. In particular, the recent growth in production and sales may not be sustained if materials (including those supplied from sole sources) are not available, the sales force does not identify new customers, the Company's credit condition inhibits major customers, or new SONETLYNX and videoconferencing product developments are delayed. The financial plan includes commitments to significant amounts of spending for product development, sales and marketing activity, and manufacturing capacity predicated on a high rate of sales growth each quarter. If the rate of sales growth is not sustained, certain of the expenses will not be sufficiently controllable in the short term to avoid a negative cash flow impact. There can be no assurance that the currently high level of credit quality among the Company's customers can be sustained or that integration of new products will proceed without extraordinary delays. Accordingly, customer collections may not achieve the assumptions of the plan. In order to meet increasing levels of demand for manufactured products, the Company must make estimates of future orders with enough precision to insure the availability of certain components with long lead times. Any inaccuracy in such estimates could affect the expected operating results. In general, there can be no assurance that component parts will be available in sufficient quantity and on suitable credit terms to support the planned growth in production rates. Adequacy of the financial plan is partly dependent on the Company's ability to renegotiate payment obligations to former owners of DNA and to renegotiate a technology license with a major computer company. There can be no assurance that either of these assumed negotiations will be accomplished with the cash flow consequences assumed in the plan. External business conditions may also contribute risk to achieving the plan, especially the rate at which telecommunications companies adopt certain new products and the demand for engineering design services which are contingent on the development budgets of others. Funding plans include uncertainties, namely, trade credit may not become available to the extent required to support production increases, alternative external sources of financing may not be secured in a timely manner or on terms acceptable to the Company or at all, availability of external sources may be affected by general market price volatility, and/or partner funding of CS4 development may not be secured soon enough to avoid development delays or to provide expense relief. The Company's ability to raise funds from external sources may be restricted by adverse resolution of legal proceedings discussed in Contingent Liabilities.

                          PART II - OTHER INFORMATION

ITEM 2 -  CHANGES IN SECURITIES

         (c)  Recent sales of unregistered securities

         Effective on April 25, 1997, the Company issued 542,182 Common Shares, together with a payment of $60,000, to the beneficiary of a royalty agreement in exchange for the cancellation of all his rights to current and future royalty payments due under an Irrevocable Option Agreement dated as of October 1, 1995, pursuant to which Intelect Network Technologies Company ("Intelect"), a wholly owned subsidiary of the Company, purchased all of his rights in and to the SONETLYNX technology. Under the Irrevocable Option Agreement, Intelect was required to pay royalties, until October 2005, of 5% on the first $200,000,000 of aggregate sales of products using the SONETLYNX technology, 4% on aggregate sales of $200,000,001 to $500,000,000, and 3% on aggregate sales over $500,000,000. The issuance of the 542,182 shares to the beneficiary is in complete cancellation of his royalty interests attributable to SONETLYNX technology. In issuing such shares, the Company relied on an exemption from registration specified under Section 4(2) of the Securities Act of 1933.

         Effective on May 1, 1997, the Company, as consideration for an Advisory Services Agreement with Renaissance Financial Securities Corporation ("Renaissance"), issued to AJC, Inc., an assignee of Renaissance, warrants to purchase an aggregate of 300,000 Common Shares, exercisable over a five year period commencing December 31, 1997, at exercise prices of $3.00, $5.00 and $7.00 per share for respective increments of 100,000 warrants each. The Company issued such warrants in reliance on an exemption from registration specified under Section 4(2) of the Securities Act of 1933.

         On June 19, 1997, the Company issued to Amerix Electronics, Inc. ("Amerix"), the Company's sales representative for Korea, warrants to purchase Common Shares in increments of 6,750 Common Shares for every $1,000,000 in sales of the Company's products purchased from the Company and paid for by Amerix on or before June 19, 2001, up to an aggregate of 270,000 Common Shares, at an exercise price of $3.6312 per share. In determining the amount of products purchased by Amerix, the Company has included all orders for the Company's products since January 10, 1997. All rights of Amerix to qualify for and exercise such warrants expire on June 19, 2004. The Company issued such warrants in reliance on an exemption from registration specified under Section 4(2) of the Securities Act of 1933.

         Information regarding the issuance to The Coastal Corporation Second Pension Trust (the "Coastal Trust") of 2,482,005 shares of the Company's Series A Preferred Stock, $.01 par value, and the issuance to the Coastal Trust of warrants to purchase 750,000 Common Shares at $2.00 per share, is disclosed in
Part I in Notes to Consolidated Financial Statements, and such information is incorporated herein by reference. In issuing such shares and warrants, the Company relief on an exemption from registration specified under Section 4(2) of the Securities Act of 1933.

ITEM 5 - OTHER INFORMATION

         The Company has entered into a preliminary settlement agreement ("Term Sheet") with Infinity Investors Ltd. and Seacrest Capital Limited in settlement of disputes arising under those certain Series A and Series B Convertible Debentures issued by the Company to Infinity and Seacrest (collectively the "Infinity Group") dated October 15, 1996 (the "October Debentures"). In May 1997, the Company disputed the validity of certain notices of conversion relating to the October Debentures submitted by the Infinity Group. The Company and the Infinity Group then commenced negotiations relating to, among other things, the conversion ratios applicable to the remaining October Debentures, and the negotiations have resulted in the Term Sheet. Pursuant to the Term Sheet, the disputed principal balance of $4,114,000 of the October Debentures will be converted into an aggregate of 1,583,139 Common Shares of the Company. The closing of the settlement with the Infinity Group is expressly conditioned upon satisfactory evidence that Nasdaq has approved of, and will raise no objection to, the issuance of the Common Shares so described in the Term Sheet.

         On July 7, 1997, the Company signed an agreement with former shareholders of DNA Enterprises, Inc. who had initiated a lawsuit against the Company on May 21, 1997 in state district court in Dallas, Texas to collect sums due under an agreement by which the Company had formerly acquired DNA Enterprises, Inc. The Company is obligated under the terms of the settlement to issue two promissory notes with an aggregate principal amount of $1,400,000, with payment to be completed before June 1, 1998. The settlement also provided for the dismissal of the parties' lawsuit against the Company and the Company's reimbursement of a fixed sum representing the parties' legal expenses and court costs connected with the enforcement of the agreement.

ITEM 6 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) The Financial Statements and Financial Statement Schedules filed as part of this report are listed and indexed on Page 1. Schedules other than those listed in the index have been omitted because they are not applicable or the required information has been included elsewhere in this report.

         (b) Listed below are all Exhibits filed as part of this report. Certain Exhibits are incorporated by reference to documents previously filed by the Company with the Securities and Exchange Commission pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended.

Exhibit No.  Exhibit
-----------  -------
10.43        July 8, 1997 Advisory Services Agreement with Renaissance Financial Securities
             Corporation
10.44        Warrant issued to AJC, Inc. to Purchase Common Stock of the Company expiring on
             December 31, 2002
10.45        Warrant issued to Amerix Electronics, Inc. to Purchase Common Stock of the Company
             expiring on June 19, 2004
10.46        Loan Agreement dated as of May 8, 1997 between the Company and The Coastal
             Corporation Second Pension Trust
10.47        Warrant issued to The Coastal Corporation Second Pension Trust to Purchase Common
             Stock of the Company expiring on May 7, 2002
10.48        Registration Rights Agreement dated as of May 8, 1997 between the Company and The
             Coastal Corporation Second Pension Trust
10.49        Subscription Agreement for Series A Cumulative Preferred Stock dated as of May 30, 1997 between the Company and The Coastal Corporation Second Pension Trust
10.50        Registration Rights Agreement dated as of May 30, 1997 between the Company and The
             Coastal Corporation Second Pension Trust
10.51        Agreement dated April 25, 1997 between the Company and the beneficiary of a royalty agreement
10.52        Irrevocable Option Agreement dated October 1, 1995 between the Company and owners of certain intellectual property rights*
10.53        Agreement dated July 7, 1997 among Robert E. Nimon, Kim F. Nimon, Nimon Consulting,
             Inc., Intelect Systems Corp. and the Company


<Caption
Exhibit No.  Exhibit
-----------  -------
10.54        Promissory note dated July 7, 1997 to Robert E. Nimon and Kim F. Nimon from the
             Company
10.55        Promissory note dated July 7, 1997 to Robert E. Nimon and Kim F. Nimon from the
             Company
10.56        Term Sheet dated June 30, 1997, between the Company and Infinity Investors Ltd. and
             Seacrest Capital Limited
11.0         Statement regarding computation of per share earnings
17.1         Letter of Resignation of Jeremy Posner as Director dated March 13, 1997(1)
27           Financial Data Schedule


*Management contract or other compensatory plan or arrangement.

    (1) Incorporated herein by reference to the Form 8-K filed May 6, 1997

        (c) Reports on Form 8-K: The Company filed on May 6, 1997 a report on Form 8-K, reporting the resignation of Jeremy Posner as a Director of the Company.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    INTELECT COMMUNICATIONS SYSTEMS LIMITED
                                   (Company)

Date:   August 14, 1997        By:  /s/ EDWIN J. DUCAYET, JR.
                                    -----------------------------
                                    Edwin J. Ducayet, Jr.
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)





Date:   August 14, 1997             /s/ HERMAN M. FRIETSCH
                                    -----------------------------
                                    Herman M. Frietsch
                                    Chief Executive Officer and Director
                                    (Principal Executive Officer)

                                 EXHIBIT INDEX


Exhibit No.  Exhibit
-----------  -------
10.43        July 8, 1997 Advisory Services Agreement with Renaissance Financial Securities
             Corporation
10.44        Warrant issued to AJC, Inc. to Purchase Common Stock of the Company expiring on
             December 31, 2002
10.45        Warrant issued to Amerix Electronics, Inc. to Purchase Common Stock of the Company
             expiring on June 19, 2004
10.46        Loan Agreement dated as of May 8, 1997 between the Company and The Coastal
             Corporation Second Pension Trust
10.47        Warrant issued to The Coastal Corporation Second Pension Trust to Purchase Common
             Stock of the Company expiring on May 7, 2002
10.48        Registration Rights Agreement dated as of May 8, 1997 between the Company and The
             Coastal Corporation Second Pension Trust
10.49        Subscription Agreement for Series A Cumulative Preferred Stock dated as of May 30, 1997 between the Company and The Coastal Corporation Second Pension Trust
10.50        Registration Rights Agreement dated as of May 30, 1997 between the Company and The
             Coastal Corporation Second Pension Trust
10.51        Agreement dated April 25, 1997 between the Company and the beneficiary of a royalty agreement
10.52        Irrevocable Option Agreement dated October 1, 1995 between the Company and owners of certain intellectual property rights*
10.53        Agreement dated July 7, 1997 among Robert E. Nimon, Kim F. Nimon, Nimon Consulting,
             Inc., Intelect Systems Corp. and the Company
10.54        Promissory note dated July 7, 1997 to Robert E. Nimon and Kim F. Nimon from the
             Company
10.55        Promissory note dated July 7, 1997 to Robert E. Nimon and Kim F. Nimon from the
             Company
10.56        Term Sheet dated June 30, 1997, between the Company and Infinity Investors Ltd. and
             Seacrest Capital Limited
11.0         Statement regarding computation of per share earnings
17.1         Letter of Resignation of Jeremy Posner as Director dated March 13, 1997(1)
27           Financial Data Schedule

*Management contract or other compensatory plan or arrangement.

    (1) Incorporated herein by reference to the Form 8-K filed May 6, 1997
