Form 10-Q
period 1997-09-30
INTELECT COMMUNICATIONS SYSTEMS LTD
filed 1997-11-13
CIK 316672

================================================================================






                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                              --------------------

                                  FORM 10 - Q

  (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________________________ TO ___________________

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

There were 23,954,978 shares of Common Stock, par value $.01 per share, outstanding on November 4, 1997.



================================================================================

                    INTELECT COMMUNICATIONS SYSTEMS LIMITED

                                     INDEX

                                                                                        PAGE
PART I    FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

          Consolidated Balance Sheets of the Company                                      2
          at September 30, 1997 (unaudited) and December 31, 1996

          Consolidated Statements of Operations of the Company                            3
          (unaudited) for three months and nine months ended September 30, 1997 and 1996

          Consolidated Statements of Cash Flows of the Company                            4
          (unaudited) for the nine months ended September 30, 1997 and 1996

          Notes to the Consolidated Financial Statements                                  6

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                               9
          CONDITION AND RESULTS OF OPERATIONS

PART II   OTHER INFORMATION

ITEM 2    CHANGES IN SECURITIES                                                          13

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                            14

ITEM 5    OTHER INFORMATION                                                              14

ITEM 6    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K               15

          SIGNATURES                                                                     16

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

            INTELECT COMMUNICATIONS SYSTEMS LIMITED AND SUBSIDIARIES
                          Consolidated Balance Sheets
                   (Thousands of dollars, except share data)

                                                                             September 30,  December 31,
                                                                                 1997          1996
                                                                                -------       -------
                                                                                     (Unaudited)
                                        Assets
Current assets:
   Cash and cash equivalents                                                      2,108         4,863
   Marketable securities                                                            920           854
   Accounts receivable, net                                                      12,298         2,427
   Inventories, net                                                               4,098         2,978
   Prepaid expenses                                                                 671           472
                                                                                -------       -------
                           Total current assets                                  20,095        11,594
Property and equipment, net                                                       5,825         4,285
Goodwill, net                                                                    13,580        14,573
Software development costs, net                                                   2,431         1,389
Deferred financing costs, net                                                     1,194           582
Other intangible assets, net                                                      3,615         2,879
Other assets                                                                        648           716
                                                                                -------       -------
                                                                                 47,388        36,018
                                                                                =======       =======
                         Liabilities and Shareholders' Equity
Current liabilities:
   Notes payable                                                                  9,000            --
   Current maturities of long-term debt                                           5,688         4,125
   Current installments of obligations under capital leases                          81            57
   Accounts payable                                                               4,340         1,878
   Accrued liabilities                                                            3,988         3,302
   Net liabilities of discontinued operations                                       400           400
   Deferred income taxes                                                             47            48
                                                                                -------       -------
                           Total current liabilities                             23,544         9,810

Convertible debentures                                                               --        14,913
Long-term debt, net of current maturities                                            --         3,238
Long-term obligations under capital leases, net of current installments              46            59
Deferred income taxes                                                               383           267
                                                                                -------       -------
                                                                                 23,973        28,287
                                                                                -------       -------
Shareholders' equity:
   $2.0145, 10% cumulative convertible preferred stock, series A, $.01 par value (aggregate involuntary liquidation preference $20,145,000).
     Authorized 10,000,000 shares; 4,999,992 shares issued and
     outstanding in 1997                                                             50            --
   Common shares, $.01 par value. Authorized 80,000,000 shares; 22,631,160
   and 15,027,728 shares issued and outstanding in 1997 and 1996                    226           150
   Additional paid-in capital                                                    69,951        36,849
   Unrealized gain on marketable securities                                           5            18
   Accumulated deficit                                                          (46,817)      (29,286)
                                                                                -------       -------
                           Total shareholders' equity                            23,415         7,731
                                                                                -------       -------
                                                                                 47,388        36,018
                                                                                =======       =======

See accompanying notes to consolidated financial statements

            INTELECT COMMUNICATIONS SYSTEMS LIMITED AND SUBSIDIARIES
                     Consolidated Statements of Operations
                   (Thousands of dollars, except share data)



                                                           Three Months Ended          Nine Months Ended
                                                              September 30,              September 30,
                                                        ----------------------       ---------------------
                                                          1997           1996         1997          1996
                                                        --------       -------       -------       -------
                                                                                           (Unaudited)
Net revenues:
     Products                                           $  8,358           181        16,869         1,579
     Services                                              2,657         1,577         6,684         4,289
     Contracts                                                61           157         1,067         1,335
                                                        --------       -------       -------       -------
                                                          11,076         1,915        24,620         7,203

Cost of revenues:
     Products                                              5,159           606        11,030         1,956
     Services                                              1,845         1,023         4,778         3,010
     Contracts                                               137           611         1,146         3,050
                                                        --------       -------       -------       -------
                                                           7,141         2,240        16,954         8,016
                                                        --------       -------       -------       -------
                Gross profit (loss)                        3,935          (325)        7,666          (813)
                                                        --------       -------       -------       -------

Operating expenses:
     Selling, general and administrative                   4,554         4,260        13,403        10,276
     Engineering and development                           3,438         1,114         8,430         3,107
     Amortization of goodwill                                331         1,247           992         1,986
                                                        --------       -------       -------       -------
                                                           8,323         6,621        22,825        15,369
                                                        --------       -------       -------       -------
                Operating loss                            (4,388)       (6,946)      (15,159)      (16,182)
                                                        --------       -------       -------       -------

Other income (expense):
     Interest expense                                        (96)         (459)       (1,999)         (626)
     Interest and other                                      224           126            36           417
                                                        --------       -------       -------       -------
                                                             128          (333)       (1,963)         (209)
                                                        --------       -------       -------       -------

       Loss from continuing operations before
       income taxes                                       (4,260)       (7,279)      (17,122)      (16,391)


Income taxes                                                 (40)       (1,215)         (117)        1,046
                                                        --------       -------       -------       -------
       Loss from continuing operations                    (4,300)        8,494       (17,239)       15,345

Loss on disposal of discontinued operations                 (178)           (9)         (290)          (18)
                                                        ========       =======       =======       =======
       Net loss                                         $ (4,478)       (8,503)      (17,529)      (15,363)
                                                        ========       =======       =======       =======

Loss per share (primary and fully diluted):
       Continuing operations                            $   (.19)         (.63)         (.89)        (1.14)
       Discontinued operations                              (.01)           --          (.01)           --
                                                        ========       =======       =======       =======
           Net loss                                     $   (.20)         (.63)         (.90)        (1.14)
                                                        ========       =======       =======       =======
Weighted average number of shares and common stock
equivalents outstanding (in thousands)                    21,905        13,547        19,455        13,499

See accompanying notes to consolidated financial statements.

            INTELECT COMMUNICATIONS SYSTEMS LIMITED AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                             (Thousands of dollars)




                                                                             Nine Months Ended
                                                                               September 30,
                                                                           ---------------------
                                                                            1997           1996
                                                                           -------       -------
                                                                                (Unaudited)
Cash flows from operating activities:
   Net loss                                                                (17,529)      (15,363)
   Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization of intangible assets                   2,448         2,525
        Deferred income taxes                                                  115        (1,046)
        Noncash compensation                                                    --           500
        Stock option compensation                                              183           380
        Amortization of deferred financing costs                             1,304           458
        Other noncash financing costs                                           73            --
        Noncash operating expenses                                             180            --
        Other                                                                    8           (10)
        Change in operating assets and liabilities, net of effects of acquired companies:
             Accounts receivable                                            (9,971)         (251)
             Inventories                                                    (1,120)         (208)
             Other assets                                                     (167)         (362)
             Accounts payable and accrued liabilities                        3,462           (24)
             Net liabilities of discontinued operations                         --           (76)
                                                                           -------       -------
               Net cash used in operating activities                       (21,014)      (13,477)
                                                                           -------       -------

Cash flows from investing activities:
   Purchase of other intangible assets                                         (94)           --
   Capital expenditures                                                     (2,480)       (3,283)
   Proceeds on sale of fixed assets                                             --            57
   Purchase of marketable securities                                           (78)          (55)
   Payments for other assets                                                    --        (1,582)
   Software development costs                                               (1,317)       (3,392)
   Payment for acquisition of DNA, net of cash acquired                         --        (3,010)
   Loan receivable                                                              --           600
   Payment for acquisition of IVC, net of cash acquired                         --        (2,004)
                                                                           -------       -------
               Net cash used in investing activities                        (3,969)      (12,669)
                                                                           -------       -------

                                                                   (Continued)

            INTELECT COMMUNICATIONS SYSTEMS LIMITED AND SUBSIDIARIES
                Consolidated Statements of Cash Flows, Continued
                             (Thousands of dollars)



                                                                   Nine Months Ended
                                                                     September 30,
                                                                 ---------------------
                                                                   1997         1996
                                                                 -------       -------
                                                                      (Unaudited)
Cash flows from financing activities:
   Debt issuance costs                                              (255)           --
   Proceeds from issuance of notes payable                        14,200            --
   Proceeds from issuance of convertible debentures                   --        13,799
   Payments of principal on capital lease obligations                (43)          (84)
   Payments of long-term debt                                                     (122)
   Payments on notes payable                                      (1,875)         (880)
   Proceeds from issuance of common shares                         3,307         2,473
   Net Proceeds from issuance of preferred stock                   4,911            --
   Exercise of warrants                                            1,620            --
   Exercise of employee stock options                                363
                                                                 -------       -------
                  Net cash provided by financing activities       22,228        15,186
                                                                 -------       -------

Net decrease in cash and cash equivalents                         (2,755)      (10,960)
Cash and cash equivalents, beginning of period                     4,863        15,039
                                                                 =======       =======
Cash and cash equivalents, end of period                           2,108         4,079
                                                                 =======       =======

See accompanying notes to consolidated financial statements.

            INTELECT COMMUNICATIONS SYSTEMS LIMITED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
                               SEPTEMBER 30, 1997


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

INVENTORIES

         The components of inventories are as follows (thousands of Dollars):

                                    September 30,   December 31,
                                       1997            1996
                                       -----           -----
Raw materials                          4,476           2,727
Work in progress                         263             292
Finished goods                           539           1,213
                                       -----           -----
                                       5,278           4,232
Less:  allowance for obsolescence      1,180           1,254
                                       =====           =====
                                       4,098           2,978
                                       =====           =====

FINANCING MATTERS

         The Company executed a loan agreement on May 8, 1997 (the "Original Loan Agreement") with the Coastal Corporation Second Pension Trust (the "Coastal Trust") pursuant to which the Company borrowed $5,000,000, and the Coastal Trust purchased $5,000,000 of the Company's Cumulative Convertible Preferred Stock (the "Preferred Stock"). On May 30, 1997, $3,500,000 of the borrowing, including accrued interest of $35,000 was converted into 1,737,404 shares of Preferred Stock and on August 27, 1997, the Coastal Trust converted the remaining borrowing of $1,572,000, including accrued interest of $37,000 into an additional 780,583 shares of Preferred Stock at the conversion price of $2.0145 per share, as provided in the Original Loan Agreement. Also on August 27, 1997, the Coastal Trust and the Company amended and restated the Original Loan Agreement (the "Amended and Restated Loan Agreement") to provide for new borrowing on a revolving basis, of up to $5,000,000. Borrowings under the Amended and Restated Loan Agreement bear interest at 2% over prime, mature on March 27, 1998, and are secured by all outstanding shares of the Company's subsidiaries. Pursuant to the terms of the Amended and Restated Loan Agreement, the Coastal Trust advanced $3,000,000. Outstanding advances are convertible at any time, at either party's request, at $6.18375 per share, into a new series of preferred stock with the same rights and preferences as the existing series of preferred stock. In connection with the advance, the Company issued to the Coastal Trust a warrant to purchase 450,000 Common Shares, at $6.00 per share, exercisable at any time until August 26, 2002. The fair value of the warrant at date of issuance, totaling $987,000, was credited to additional paid-in capital and is being charged to interest expense using the effective interest method over the loan period.

         Effective on July 2, 1997, in conjunction with a consulting agreement, the Company issued a warrant to purchase 30,000 Common Shares, at $4.50 per share, exercisable at any time after August 30, 1997 until December 31, 2001. The fair value of the warrant at date of issuance, totaling $43,000, was credited to additional paid-in capital and charged to other financing costs. On September 26, 1997, the warrant was exercised. The Company received $135,000 in net proceeds.

            INTELECT COMMUNICATIONS SYSTEMS LIMITED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                                  (UNAUDITED)
                               SEPTEMBER 30, 1997


         On August 1, 1997, the Coastal Trust exercised a warrant for 750,000 Common Shares which had been issued pursuant to the Original Loan Agreement resulting in $1,485,000 in net proceeds to the Company.

         On August 22 and 29, 1997, the Company issued 60,000 and 636,400 Common Shares, respectively, in private placement transactions to accredited investors, including 21,400 shares issued as payment for placement services, resulting in $3,307,000 in net proceeds to the Company.

         On June 19, 1997, in conjunction with a product distribution agreement, the Company agreed to issue warrants to purchase up to 270,000 Common Shares at $3.6312 per share in increments of 6,750 shares for each $1,000,000 of sales attributable to the distributor on or before June 19, 2001, exercisable at any time after issuance until June 19, 2004. As of September 30, 1997, warrants had been issued to purchase 40,500 Common Shares and additional warrants to purchase 20,250 Common Shares have been issued subsequent to September 30, 1997. As of September 30, 1997, the fair value of warrants at issuance, totaling $162,000, was credited to additional paid-in capital and charged to operating expense.

REVISION OF ESTIMATE REGARDING WARRANT VALUATION

         The Company determined that the estimated life of warrants used when calculating their value under the Black-Scholes method should be revised. The net effect was to reduce by $775,000 the otherwise reportable interest and other financing costs in the three month period ending September 30, 1997.

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

         Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" and SFAS 131 "Disclosures About Segments of an Enterprise and Related Information" were issued in June 1997. The impact these pronouncements may have on the Company's disclosures is being evaluated.

SUBSEQUENT EVENTS

         In March 1997, Peter G. Leighton, former president of the Company, and Rhianon M. Pedro, former vice president of the Company, initiated actions against the Company seeking damages related to their separations from the Company. In October 1997, the actions were settled on terms favorable to the Company. All parties executed mutual releases of lawsuit claims and counterclaims which were dismissed with prejudice. In concert with the settlement, Mr.

Leighton and Ms. Pedro exercised their stock options acquiring, respectively, 305,000 and 50,000 Common Shares under the Company's stock option plans. Total proceeds received by the Company were $1,761,000.

         On October 7, 1997, the Coastal Trust, holder of 4,999,992 shares of Preferred Stock, converted 780,583 shares of Preferred Stock to a like number of Common Shares.

         On October 9, 1997, the Company issued 150,000 Common Shares upon the exercise of a warrant issued to St. James Capital Corp. dated April 24, 1997. The warrant was issued to St. James Capital Corp. in connection with a credit facility provided by St. James Capital Corp. to the Company. The Company received net proceeds of $300,000 from the exercise.

         On October 13, 1997, the Company authorized the issuance of 28,148 Common Shares in lieu of payment of a cash dividend on the Preferred Stock held by the Coastal Trust from issue date through September 30, 1997. Holders of the Preferred Stock are entitled to cumulative cash dividends at the rate of $.20145 per annum per share, payable quarterly, commencing September 30, 1997. The Company elected to exercise its right to pay such dividends in Common Shares at the average closing market bid price for the five (5) consecutive trading days prior to September 30, 1997.

         As described in note 8 to the Consolidated Financial Statements contained in the Company's Form 10-K for the fiscal year ending December 31, 1996, the Company has been in dispute with the licensor of certain video conferencing technology. On November 6, 1997, the company executed an amended technology license agreement with the licensor in settlement of the dispute. As a result of such settlement, the Company is released from paying a disputed obligation of $2,550,000 under the original license agreement. As part of such settlement, the Company is required to pay $150,000 to the licensor for accrued and future minimum royalties. Further royalty payments, if any, will be contingent on actual sales of certain defined products which are based upon the licensor's technology, which products do not include the LANscape 2.0 wavelet-based video communications product line. In concert with the extinguishment of the $2,550,000 liability to the licensor, an intangible asset of identical value will be written off.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE PERIOD ENDED SEPTEMBER 30, 1997

NET REVENUES

         Net revenue for the three months and nine months ended September 30, 1997 increased 478% and 242%, respectively, over the prior year periods. The product sales increase was due to the emergence and growth of the SONETLYNX product line, of which $8,269,000 and $16,421,000, respectively, were sold, compared to $225,000 in the prior year periods. Service revenue increased by 46% and 49%, respectively, due to the growth of the technology and engineering services business of DNA Enterprises, Inc. ("DNA") acquired on February 13, 1996. Contract revenues decreased due to the completion of an S4 system without significant new business in the last three months.

GROSS PROFIT

         Gross profit was attributable to revenue sources as follows:

                Three Months Ended        Nine Months Ended
                  September 30,             September 30,
               -------------------       -------------------
                1997         1996         1997         1996
               ------       ------       ------       ------
                           (Thousands of Dollars)
Products        3,337         (426)       5,838         (378)
Services          807          554        1,906        1,279
Contracts        (209)        (453)         (78)      (1,714)
               ------       ------       ------       ------
                3,935         (325)       7,666         (813)

         Gross profit increased over the prior year by $4,260,000 and $8,479,000 in the three month and nine month periods, respectively. Gross profit attributable to products improved due to increased SONETLYNX volume in both time periods. Services margins improved because the engineering services business of DNA was the primary constituent of the business category in 1997, and DNA activity expanded from year to year. While improved from the prior year, contracts margin was reduced in the three month period due to one-time costs of the first delivery of a new universal console design to an air traffic control customer.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

         Selling expenses increased to $3,014,000 from $1,828,000 in the three months and to $8,026,000 from $4,006,000 in the nine months ended September 30, 1997. Selling expenses in the three months included $1,872,000 to promote and secure orders for SONETLYNX products, and $700,000 to increase awareness of and secure beta sites for the Company's videoconferencing product.

         General and administrative (G&A) expenses compared to the prior year decreased to $1,540,000 from $2,432,000 in the three months and to $5,377,000 from $6,270,000 in the nine months ended September 30, 1997. Included in the three month period were $774,000 of corporate expenses, up from $541,000 in the second quarter, due to increased general legal expenses. In the three month period, $370,000 of expense supported the Company's principal manufacturing operations, $284,000 supported the engineering services business, and $112,000 was spent in connection with the videoconferencing business. In total, G&A expenses for the three month period decreased 7% from the prior three month period.

ENGINEERING AND DEVELOPMENT (E&D) EXPENSE

         E&D expenses increased to $3,438,000 and $8,430,000 in the three month and nine month periods from $1,114,000 and $3,107,000 in the prior year periods. Combining $296,000 of capitalized software development costs with E&D expense, total spending for product development increased 37% to $3,734,000 compared to $2,735,000 in the three months ended September 30, 1996. Of these amounts, SONETLYNX increased to $1,697,000 from $781,000, CS4 spending was reduced to $848,000 from $1,702,000, videoconferencing product development costs increased to $571,000 from $207,000, and DSP and S4 development spending increased to $618,000 from $45,000. For the nine month periods, combined capitalized software and E&D expense increased 50%.

         During the third quarter, the SONETLYNX product line was expanded by the release of a video interface which can be easily upgraded from OC-1 to OC-3. A Network Management System was first deployed with connectability to the public network and with a capacity for multiple SONET rings. Interfaces for synchronization and timing from public or internal sources were demonstrated. Interoperability of payload and overhead was achieved with a major vendor of OC-3 equipment.

         CS4 development activity consisted of performance optimization of the prototype, stress testing, and redesign for cost reduction and to accommodate a new processor.

         Video conferencing development work led to the release of LANscape 2.0, a replacement product based on wavelet technology, with industry-leading image and sound quality and economy in the use of bandwidth.

         Spending in support of the S4 product line consisted of the completion of universal console development.

         The total spending on all E&D projects in the third quarter included approximately $500,000 of extraordinary costs, principally for the benefit of the videoconferencing and S4 products.

INTEREST EXPENSE

         Interest expense in the three month and nine month periods of 1997 includes $290,000 and $695,000 of cash interest principally on the convertible debentures, the St. James Credit Facility and the Coastal Trust financing. Interest expense in the prior year was attributable to short-term indebtedness which has been repaid. Non-cash expenses in 1997 consisted of $582,000 allocated to beneficial conversion features of the convertible debentures issued in 1996; ($194,000) and $722,000 in the three months and nine months, respectively, of amortized deferred financing costs in connection with the St. James Credit Facility and the Coastal Trust financing executed in 1997; and $73,000 in other financing costs in 1997. The amount of non-cash expense reported in the three month period reflects the consequences of a revised estimate of the life of warrants when calculating their value using the Black-Scholes method. See Notes to Consolidated Financial Statements.

BACKLOG

         The Company's backlog of orders increased to $8,914,000 at September 30, 1997, from $3,632,000 at December 31, 1996. Substantially all the September 30, 1997, backlog was scheduled for delivery by year end. Of this amount, $6,563,000 was for SONETLYNX product.

LIQUIDITY AND CAPITAL RESOURCES

         In the nine months ended September 30, 1997, cash used in operations ($21,014,000) and by investing activities ($3,969,000) was funded by $2,755,000 of available cash balances and by securing new financing, including warrant and stock option exercises, of $22,228,000. Working capital is negative due to (i) borrowing under the St. James Credit Facility and the Coastal Trust financing net of redemptions, and (ii) progression of certain long-term debt items to current status.

         Operating Activities

         Net cash used in operations was $21,014,000 in the nine months ended September 30, 1997, consisting primarily of: (i) product development expenses of $3,438,000, the majority of which did not contribute to current period sales, (ii) sales and marketing expenses of $8,026,000 primarily of a market development nature and (iii) an operating cost structure which could support a higher level of sales as indicated by approximately $1,252,000 of under-applied overhead, all of which resulted in an operating loss. In addition, $9,971,000 was used to increase accounts receivable and $1,120,000 was used to increase inventory. These uses were partly offset by a $3,462,000 increase in accounts payable.

         The Company maintained these levels of expenditure because (i) the product developments were directed at markets believed to have very large growth potential and (ii) recent sales experience and production growth opportunities appeared to justify investment to stimulate the sales and prepare for production. The revenue increases in the nine months met the Company's expectations, and backlog is at a level consistent with near-term growth plans. The increase in receivables was caused primarily by shipments timed near the end of the period.

         Investing Activities

         Investment spending included fixed asset expenditures of $2,480,000, of which $402,000 was for software and equipment to support CS4 development, $928,000 was for equipment to support engineering and operations growth for SONETLYNX products, and $312,000 was for equipment and software to support growth of the engineering services business. Software development costs for SONETLYNX were capitalized in the amount of $1,317,000.

         Financing Activities

         On August 1, 1997, the Coastal Trust exercised a warrant for 750,000 Common Shares which was originally issued to the Coastal Trust on May 8, 1997, in connection with the Original Loan Agreement. Upon the exercise of such warrants, the Company received $1,485,000 in net proceeds. See Notes to Consolidated Financial Statements.

         On August 22, 1997 and August 29, 1997, the Company issued, in separate private placement transactions, 60,000 and 636,400 Common Shares, respectively, and the Company received net proceeds from such sales of $270,000 and $3,037,000, respectively. See Notes to Consolidated Financial Statements.

         On August 27, 1997, the Coastal Trust converted the then outstanding balance of principal and interest under the Original Loan Agreement, in the amount of $1,572,000, into 780,583 shares of Preferred Stock. Also on August 27, 1997, the Company and the Coastal Trust amended and restated the Original Loan Agreement to enable the Company to borrow, on a revolving credit basis, up to $5,000,000. On August 27, 1997, the Company borrowed $3,000,000 under the Amended and Restated Loan Agreement. See Notes to Consolidated Financial Statements.

         On October 2, 1997, the holder of a warrant for 30,000 Common Shares, exercised the warrant and the Company received $135,000 in net proceeds. See Notes to Consolidated Financial Statements.

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

         External financing totaled $22,228,000 during the nine months ended September 30, 1997, and was used primarily for expenditures and investments described above.

         On November 6, 1997, the Company executed an amended technology license agreement in connection with videoconferencing technology, pursuant to which a disputed obligation to pay $2,550,000 was replaced with an immediate payment of $150,000 for accrued and future minimum royalties. Future royalty payments, if any, will be contingent on actual sales of defined products, which defined products do not include the LANscape 2.0 product line. See Notes to Consolidated Financial Statements.

         At September 30, 1997, operating sources of liquidity included unrestricted cash balances of $2,108,000 and accounts receivable of $12,298,000. The Company presently believes the receivables level is higher than required by the amount of sales in the three month period ended September 30, 1997. The high level was caused by the concentration of sales in September.

         The Company continues to develop its CS4 intelligent service platform for applications in telecommunications networks. To date, the work has been entirely self-funded. The Company is reviewing potential corporate partners to facilitate funding as well as marketing of the product. Presently, the review includes discussion with a major telecommunications company regarding the possibility of forming an alliance to finish development and to market the CS4 product. The possibility of engagement with other partners has not been foreclosed. Any funding from such a source would likely be accompanied by an upward revision in planned expenses so that market entry could be accelerated. Funding by the proposed partnering process would be in addition to sources of liquidity discussed above.

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

CONTINGENT LIABILITIES

         In March 1997, Peter G. Leighton, former president of the Company, and Rhianon M. Pedro, former vice president of the Company, initiated actions against the Company seeking damages related to their separations from the Company. In October 1997, the actions were settled on terms favorable to the Company. All parties executed mutual releases of lawsuit claims and counterclaims which were dismissed with prejudice. In concert with the settlement, Mr. Leighton and Ms. Pedro exercised their stock options acquiring, respectively, 305,000 and 50,000 Common Shares under the Company's stock option plans. Total proceeds received by the Company were $1,761,000.

         As discussed in "ITEM 3, Legal Proceedings" in the Company's Annual Report on Form 10-K, the Company is exposed to certain contingent liabilities which, if resolved adversely to the Company, would adversely affect its liquidity, its results of operations and/or its financial position.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE LIQUIDITY AND OPERATING RESULTS

         This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual events and results could differ materially from those set forth in the forward-looking statements. In particular, the recent growth in production and sales may not be sustained if materials (including those supplied from sole sources) are not available, the sales force does not identify new customers, the Company's credit condition inhibits major customers, or new SONETLYNX and videoconferencing product developments are delayed. The Company has made commitments to significant amounts of spending for product development, sales and marketing activity, and manufacturing capacity predicated on a high rate of sales growth each quarter. If the rate of sales growth is not sustained, certain of the expenses will not be sufficiently controllable in the short term to avoid a negative cash flow impact. There can be no assurance that the currently high level of credit quality among the Company's customers can be sustained or that integration of new products will proceed without extraordinary delays. Accordingly, customer collections may not achieve expectations. In order to meet increasing levels of demand for manufactured products, the Company must make estimates of future orders with enough precision to insure the availability of certain components with long lead times. Any inaccuracy in such estimates could affect the expected operating results. In general, there can be no assurance that component parts will be available in sufficient quantity and on suitable credit terms to support the planned growth in production rates. External business conditions may also contribute risk, especially the rate at which telecommunications companies adopt certain new products and the demand for engineering design services which are contingent on the development budgets of others. Potential sources of funds include uncertainties, namely, trade credit may not become available to the extent required to support production increases, alternative external sources of financing may not be secured in a timely manner or on terms acceptable to the Company or at all, availability of external sources may be affected by general market price volatility, and partner funding of CS4 development may not be secured soon enough to avoid development delays or to provide expense relief. The Company's ability to raise funds from external sources may be restricted by adverse resolution of legal proceedings discussed in Contingent Liabilities.

                          PART II - OTHER INFORMATION

ITEM 2 -  CHANGES IN SECURITIES

         (c)  Recent sales of unregistered securities

         Effective on July 2, 1997, the Company issued to Lifeline Industries, Inc. ("Lifeline") a warrant to purchase 30,000 Common Shares, exercisable at an exercise price of $4.50 per share, expiring on December 31, 2001. The warrant was issued as compensation for consulting services. On September 26, 1997, Lifeline exercised such warrant and the Company issued 30,000 Common Shares to Lifeline upon such exercise. The Company issued such Common Shares in reliance on an exemption from registration specified under Section 4(2) of the Securities Act of 1933, as amended.

         On August 1, 1997, the Company issued 750,000 Common Shares to the Coastal Trust upon exercise of a warrant dated May 7, 1997, which warrant was issued pursuant to the Original Loan Agreement. See Notes to Consolidated Financial Statements. In issuing such Common Shares upon exercise of the warrant, the Company relied on an exemption from registration specified under
Section 4(2) of the Securities Act of 1993, as amended.

         On August 22, 1997, the Company issued in a private placement transaction 30,000 Common Shares to Isaac Arnold, Jr., 10,000 Common Shares to Arnold Corporation, and 20,000 Common Shares to the Meridian Fund, Ltd., pursuant to the terms of Subscription Agreements dated August 22, 1997. In issuing such Common Shares, the Company relied on exemptions from registration specified under Section 4(2) of the Securities Act of 1993, as amended.

         Pursuant to the terms of a Settlement Agreement dated August 22, 1997, the Company issued 993,023 Common Shares to Infinity Investors, Ltd. ("Infinity"), 160,116 Common Shares to Seacrest Capital Limited ("Seacrest"), and 430,000 Common Shares to Zug Investments, each in settlement of a dispute arising under and in conversion of those certain Series A and Series B Convertible Debentures issued by the Company to Infinity and Seacrest dated October 15, 1996. See "Item 5, Other Information." In issuing such Common Shares, the Company relied on an exemption from registration specified under
Section 4(2)of the Securities Act of 1933, as amended.

         On August 27, 1997, the Company issued to the Coastal Trust 780,583 shares of Preferred Stock, which Preferred Stock was issued upon conversion of $1,572,000 of debt to equity pursuant to the Original Loan Agreement. On October 7, 1997, the Company issued 780,583 Common Shares upon the conversion of the Preferred Stock issued to Coastal Trust on August 27, 1997. See Notes to Consolidated Financial Statements. In issuing such Preferred Stock and the Common Shares issued upon conversion of the Preferred Stock, the Company relied on an exemption from registration specified under Section 4(2) of the Securities Act of 1933, as amended.

         On August 29, 1997 the Company issued 636,400 Common Shares in a private placement transaction to certain accredited investors, 615,000 of such Common Shares being issuable pursuant to certain Subscription Agreements dated August 29, 1997, and 21,400 being issued to the selling agent in such transaction as part of such selling agent's fee. In issuing such shares, the Company relied on the exemption from registration under Regulation D promulgated under the Securities Act of 1933, as amended.

         On October 9, 1997, the Company issued 150,000 Common Shares upon the exercise of a warrant issued to St. James Capital Corp. dated April 24, 1997. In issuing such Common Shares, the Company relied on an exemption from registration specified under Section 4(2) of the Securities Act of 1933, as amended.

         On October 13, 1997, the Company authorized the issuance of 28,148 Common Shares in lieu of payment of the initial cash dividend on the Company's Preferred Stock held by the Coastal Trust for the period from issue date through September 30, 1997. See Notes to Consolidated Financial Statements. In issuing such shares, the Company relied on an exemption from registration specified under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On August 13, 1997, the Company held its Annual General Meeting of Shareholders (the "General Meeting"). At such General Meeting, the shareholders elected directors, fixed the maximum number of directors, increased the number of Common Shares available for use under the Company's stock incentive plan, and approved the appointment of independent auditors.

         Messrs. Herman M. Frietsch and Philip P. Sudan, Jr. were both elected at the General Meeting as directors of the Company to hold such offices until the third annual meeting following the General Meeting. The shareholders vote was, as to Mr. Frietsch, 16,478,042 for, 142,133 against, and no abstentions, and as to Mr. Sudan, 16,480,256 for, 139,919 against, and no abstentions. Continuing to hold offices as directors of the Company after the General Meeting, in addition to those elected at the General Meeting, were Messrs. Anton Liechtenstein and Robert E. Garrison II, whose terms expire at the annual general meetings in 1999 and 1998, respectively.

         The number of directors' seats on the Board of Directors was fixed at five (5) by the shareholders by a vote of 16,165,594 for, 107,515 against, and 347,066 abstentions. In accordance with Section 4.01 of the Company's Bye-Laws, the shareholders are permitted to fix the number of directors, such number having been previously fixed at five (5). Because only two of the director seats expired at the General Meeting, it was proposed that the shareholders elect two directors to fill the vacancies created by the expiry of the terms of two of the directors and that, pursuant to the Company's Bye-Laws, the Board of Directors intended to subsequently fill the vacancy when a suitable candidate was located.

         An amendment to the Company's stock incentive plan (the "Plan") to increase by one million the number of Common Shares issuable under the Plan from 3,000,000 to 4,000,000 was approved by the shareholders by a vote of 14,731,704 for, 902,084 against, 272,176 abstentions, and 714,211 broker non-votes. The purposes of the Plan have been and continue to be to enable the Company and its subsidiaries to attract and retain directors and key employees, to provide them with strong incentive to advance the interests of the Company, and to otherwise align the interests of management more closely with that of the Company and its shareholders.

         The appointment of Arthur Andersen LLP to act as independent auditors of the Company for the 1997 fiscal year was approved by the shareholders by a vote of 16,411,469 for, 53,775 against, and 154,931 abstentions. The Board of Directors, in accordance with the recommendation of its Audit Committee, which is composed of non-employees of the Company, requested, subject to shareholder approval, that Arthur Andersen LLP act as independent auditors of the Company for the 1997 fiscal year, replacing the firm of KPMG Peat Marwick, Chartered Accountants, Hamilton, Bermuda whose term as independent auditors for the Company expired at the General Meeting.

ITEM 5 - OTHER INFORMATION

         On November 6, 1997, the Company executed an amended technology license agreement in connection with videoconferencing technology, pursuant to which a disputed obligation to pay $2,550,000 was replaced with an immediate payment of $150,000 for accrued and future minimum royalties. Future royalty payments, if any, will be contingent on actual sales of defined products, which defined products do not include the LANscape 2.0 product line. See Notes to Consolidated Financial Statements.

         On August 22, 1997, the Company finalized a Settlement Agreement with Infinity Investors Ltd. ("Infinity"), and Seacrest Capital Limited ("Seacrest") in settlement of disputes arising under those certain Series A and Series B Convertible Debentures issued by the Company to Infinity and Seacrest dated October 15, 1996 (the "October Debentures"). The finalized Settlement Agreement superseded the Term Sheet previously entered into by the parties dated June 30, 1997. Pursuant to the finalized Settlement Agreement, the disputed principal balance of $4,114,000 of the October Debentures was converted into an aggregate of 1,583,139 Common Shares of the Company, and the October Debentures were cancelled.

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

Exhibit No.         Exhibit
  10.1              Settlement Agreement dated August 22, 1997 among the
                    Company, Infinity Investors Ltd., and Seacrest Capital
                    Limited (2)
     10.2           Subscription Agreements dated August 22, 1997 among the
                    Company and Isaac Arnold, Jr., Arnold Corporation, and
                    Meridian Fund, Ltd. (2)
     10.3           Loan Agreement dated May 8, 1997 among the Company, Intelect
                    Systems Corp, and The Coastal Corporation Second Pension
                    Trust (1)
     10.4           Registration Rights Agreements dated May 8 and May 30, 1997 among the Company and The Coastal Corporation Second
                    Pension Trust (1)
     10.5           Warrant to purchase Company Common Stock expiring May 7,
                    2002 issued to The Coastal Corporation Second Pension Trust
                    (1)
     10.6           Subscription Agreement dated May 30, 1997 among the Company and The Coastal Corporation Second Pension Trust (1)
     10.7           Amended and Restated Loan Agreement dated August 27, 1997
                    among the Company, Intelect Systems Corp, and The Coastal
                    Corporation Second Pension Trust (2)
     10.8           Warrant to purchase Company Common Stock expiring August 26,
                    2002 issued to The Coastal Corporation Second Pension Trust
                    (2)
     10.9           Warrant to purchase Company Common Stock dated April 24,
                    1997 issued to St. James Capital Corp. (2)
     10.10          Subscription Agreements dated August 1997 among the Company and Blake C. Davenport, Fernhill Partners, Fiftieth &
                    Grover Shopping Center, Carol Filler (James), Douglas
                    Floren, Richard A. Gray, Alexander Greenberg, Philip
                    Hempleman, David May, Timothy McCollum, Frank Lyon Polk
                    III, Sanford Prater, Privet Row, Inc., Leonard Rauner,
                    Marcus R. Rowan, TCM Partners, L.P., and Wayne Wilkey (2)
     10.11          Warrant to purchase Company Common Shares expiring
                    December 31, 2001 issued to Lifeline Industries, Inc. (2)
     10.12          Amended License Agreement between Digital Equipment
                    Corporation and Intelect Visual Communications Corp. dated effective November 6, 1997
     11.0           Statement re computation of per share earnings
     27.0           Financial data schedule

--------------------------------

(1) Incorporated herein by reference to the Registrant's Form 10-Q for the fiscal quarter ended June 30, 1997
(2) Incorporated herein by reference to the Registrant's Form S-3 (File No. 333-35841)

         (c) Reports on Form 8-K: the Company filed on August 13, 1997 a report on Form 8-K, reporting changes in the Company's certifying accountant.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    INTELECT COMMUNICATIONS SYSTEMS LIMITED
                                   (Company)


Date: November  12, 1997          By: /s/ EDWIN J. DUCAYET, JR.
     -----------------------         --------------------------------------
                                      Edwin J. Ducayet, Jr.
                                      Chief Financial Officer
                                      (Principal Financial and Accounting
                                        Officer)




Date: November  12, 1997          By: /s/ HERMAN M. FRIETSCH
     -----------------------         --------------------------------------
                                      Herman M. Frietsch
                                      Chief Executive Officer and Director
                                      (Principal Executive Officer)

                               INDEX TO EXHIBITS


Exhibit No.         Definition
-----------         ----------
     10.1           Settlement Agreement dated August 22, 1997 among the
                    Company, Infinity Investors Ltd., and Seacrest Capital
                    Limited (2)
     10.2           Subscription Agreements dated August 22, 1997 among the
                    Company and Isaac Arnold, Jr., Arnold Corporation, and
                    Meridian Fund, Ltd. (2)
     10.3           Loan Agreement dated May 8, 1997 among the Company, Intelect
                    Systems Corp, and The Coastal Corporation Second Pension
                    Trust (1)
     10.4           Registration Rights Agreements dated May 8 and May 30, 1997 among the Company and The Coastal Corporation Second
                    Pension Trust (1)
     10.5           Warrant to purchase Company Common Stock expiring May 7,
                    2002 issued to The Coastal Corporation Second Pension Trust
                    (1)
     10.6           Subscription Agreement dated May 30, 1997 among the Company and The Coastal Corporation Second Pension Trust (1)
     10.7           Amended and Restated Loan Agreement dated August 27, 1997
                    among the Company, Intelect Systems Corp, and The Coastal
                    Corporation Second Pension Trust (2)
     10.8           Warrant to purchase Company Common Stock expiring August 26,
                    2002 issued to The Coastal Corporation Second Pension Trust
                    (2)
     10.9           Warrant to purchase Company Common Stock dated April 24,
                    1997 issued to St. James Capital Corp. (2)
     10.10          Subscription Agreements dated August 1997 among the Company and Blake C. Davenport, Fernhill Partners, Fiftieth &
                    Grover Shopping Center, Carol Filler (James), Douglas
                    Floren, Richard A. Gray, Alexander Greenberg, Philip
                    Hempleman, David May, Timothy McCollum, Frank Lyon Polk
                    III, Sanford Prater, Privet Row, Inc., Leonard Rauner,
                    Marcus R. Rowan, TCM Partners, L.P., and Wayne Wilkey (2)
     10.11          Warrant to purchase Company Common Shares expiring
                    December 31, 2001 issued to Lifeline Industries, Inc. (2)
     10.12          Amended License Agreement between Digital Equipment
                    Corporation and Intelect Visual Communications Corp. dated effective November 6, 1997
     11.0           Statement re computation of per share earnings
     27.0           Financial data schedule

--------------------------------

(1) Incorporated herein by reference to the Registrant's Form 10-Q for the fiscal quarter ended June 30, 1997
(2) Incorporated herein by reference to the Registrant's Form S-3 (File No. 333-35841)