Form 10-K
period 1997-12-31
INTELECT COMMUNICATIONS INC
filed 1998-03-31
CIK 316672

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10 - K

              Annual Report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Year Ended December 31, 1997

                         Commission file number 0-11630

                          INTELECT COMMUNICATIONS, INC.
             (Exact Name of Registrant as Specified in Its Charter)

              DELAWARE                                        76-0471342
   (State or Other Jurisdiction of                         (I.R.S. Employer
    Incorporation or Organization)                        Identification No.)

1100 EXECUTIVE DRIVE, RICHARDSON, TEXAS                           75081
(Address of Principal Executive Offices)                       (Zip Code)

                                  972-367-2100
              (Registrant's Telephone Number, Including Area Code)

           Securities registered pursuant to Section 12 (b) of the Act
                                      NONE

           Securities registered pursuant to Section 12 (g) of the Act
                     COMMON STOCK PAR VALUE $0.01 PER SHARE
                                (Title of Class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $151,235,000 as of March 27, 1998 (based upon the average of the highest bid and lowest asked prices on such date as reported on the Nasdaq National Market).

There were 24,177,190 shares of Common Stock outstanding as of March 27, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year (December 31, 1997) are incorporated by reference in items 10, 11, 12 and 13 of
PART III hereof.

                                     PART I


ITEM 1 - BUSINESS

INTRODUCTION

         Intelect Communications, Inc. ("Intelect" or the "Company"), is a communications technology company providing innovative and cost-effective products, services and solutions to integrate voice, data, and video networks. Applications for the Company's products and services range from the network infrastructure to the desktop. The Company's products are designed to anticipate and meet the demands for increasing speed, capacity, and complexity of electronic and photonic communications. Principal markets for the Company's products are: fiber optic network transmission, digital signal processing (DSP), and video communications. The Company also provides high-value engineering services to the communications industry. The Company currently has under development an intelligent programmable telecommunications switching platform.

         The Company is primarily focused on multimedia delivery and bandwidth efficiency as principal drivers for its markets. The Company's core competency in DSP design and application contributes cost and efficiency advantages to its products. The Company has pursued a strategy of acquisitions and internal development over the past three years that provides a current resource base with:

               o    Seven years experience in fiber optic transmission systems

               o Seventeen years experience in telecommunications hardware and software design

               o Twenty-one years experience in DSP design and application development

               o Eighteen years experience in the mission critical air traffic control environment.

         The Company's SONETLYNX(R) fiber optic, SONET-based multiplexing network transmission product simultaneously supports voice, data, video, and local or wide area networking connectivity. The Company's LANscape(TM) video conferencing systems provide near television quality video and audio, and support both traditional video conferences and PC file sharing. The Company's S4(R) Special Services Switching System(R) is a digital voice/data switch used for air traffic control and other mission critical applications. The Company also provides a full range of support for the design, development, testing, and evaluation of advanced telecommunications software, hardware, and products to customers in the telecommunications industry and for the Company's own product development activities.

         The Company is developing an intelligent, programmable switch, CS4, to meet the demand for a distributed reliable network architecture and to provide advanced intelligent call and service applications for public and private wireline and wireless communications networks. The Company currently intends to complete the CS4 development program and market introductions of CS4 service applications in the context of a joint-venture arrangement with investment, distribution and/or marketing partners. The Company is pursuing the possibility of such arrangements with potential partnership candidates.

         The Company was incorporated in Delaware on May 23, 1995. The Company's predecessor, Intelect Communications Systems Limited ("Intelect (Bermuda)") was incorporated under the laws of Bermuda in April 1980 and operated under the name Coastal International, Ltd. until September 1985 and as Challenger International Ltd. until December 1995. On December 4, 1997, the shareholders of Intelect (Bermuda) approved a merger proposal, the principal effect of which was to change the domicile of Intelect (Bermuda) so that it became a publicly traded U.S.-domiciled, Delaware corporation. The effect of the merger was that the shareholders of Intelect (Bermuda) became shareholders of the Company with the Company becoming the publicly traded company. In addition, the Company became the holding company for Intelect (Bermuda) and replaced Intelect (Bermuda) as the holding company for its subsidiaries. The merger was effected on December 4, 1997. See ITEM 4 -- Submission of Matters to a Vote of Security Holders.

INDUSTRY BACKGROUND

         Continuing deregulation of worldwide telecommunications markets, highlighted by the U.S. 1996 Telecommunication Reform Act, is driving competitive access providers to offer more consumer services as they battle for market share and to develop new services to differentiate themselves. In addition, enterprise and special purpose private networks are being upgraded and expanded to meet the needs of growing communications-based PC capabilities and of other network services. Telecommunication and private networks are upgrading and expanding with fiber optics to take advantage of its bandwidth, cost savings, reliability, and multimedia capability. Fiber optic transmission is chosen because of its ability to carry large volumes of information at high speeds, insensitivity to electromagnetic interference, and high transmission quality. As a result of these trends, the Company identifies the following factors which are driving demand for its products:

               o    worldwide growth of telecommunications infrastructures

               o    increased competition among telephone companies

               o    proliferation of wireless communications

               o    the Internet

               o    outsourcing development of telecommunications products

               o    voice and video conferencing

               o    advanced intelligent networks

               o    telecommuting

               o    virtual offices.

These factors create demand for increased deployment of fiber optic networks and for greater IP-based network capacity, both of which are central to the Company's product and technology strategies.

PRODUCTS

Fiber Optic Network Transmission Products

         In the first quarter of 1996, the Company introduced its fiber optic, SONET-based multiplexing network transmission products, known as SONETLYNX, which combine transmission, multiplexing and protocol conversion in a single unit. SONETLYNX technology allows customers to converge a variety of protocols, such as voice, low-speed data, T1 or E1 and full-spectrum video communications, into wireless communication systems, intelligent transportation arteries, and multimedia corporate networks over fiber optic cable.

         SONETLYNX is a SONET-based OC-1 or OC-3 bandwidth digital multiplexer that simultaneously supports voice, data, video, and local or wide area networking connectivity. SONETLYNX complements the reliability of fiber with the redundancy built into its critical components, including the backplane and control modules. In the event of transmission difficulties, such as a cut in a fiber cable, protection switching occurs in under 50 milliseconds and is virtually transparent to network traffic. A SONETLYNX network can be as basic as two nodes or expand to a theoretically unlimited number of nodes at different geographic locations. A node consists of a chassis containing two controller cards and up to fifteen protocol interface cards. Node design incorporates universal module slots so that any protocol or auxiliary module fits in any slot, minimizing the investment in hardware. Modular design facilitates the expansion of any SONETLYNX network by installing a small, cost-effective and extremely adaptable module into the node. The SONETLYNX Network Management System ("NMS") provides configuration, monitoring, and maintenance control from a central location. The NMS operates in the Microsoft Windows or Windows for Workgroups environments using Hewlett-Packard's OpenView. The strategic objectives for SONETLYNX in 1997 were the addition of new communication protocols and broadening distribution. During the past year, an integrated video codec, multipoint ethernet, bytesync T-1 allowing for DS0 grooming without channel banks, and a module combining precision timing sources with a single voice channel were added to the growing array of SONETLYNX protocols. In addition, strategic distribution arrangements were formed with domestic and international companies. For 1998, planned product advancements include SDH compliance and protocols for Fast Ethernet, ATM, and DS3. These improvements are expected to strengthen the product line's position in international and public network access markets.

Video Communication Products

         The Company's principal video communication product is LANscape(TM), a superior TV-quality IP-based system for desktop and small group applications. Other products include VuBridge, a network gateway that provides communications between LANscape and Legacy H.320 systems, and Panorama, an H.320 standards-based desktop system for ISDN communications.

         LANscape

         LANscape offers sharp, vivid picture quality, a simple user interface, and bandwidth economy that corporate network managers demand for large-scale enterprise implementation of desktop visual communications. LANscape's video compression technology is suitable for telemedicine, distance learning, video-on-demand, one-to-many broadcasts, and other multimedia applications. In addition, LANscape offers multiple windows and IP Multicast to support collaborative operations with multiple users and multiple inputs.

         LANscape provides high quality video with low network impact using wavelet video compression to provide a smooth high-quality picture with fully synchronized CD-quality sound. Wavelet technology radically reduces the network load by selectively transmitting and reconstructing only those wavelengths of light that are most significant to the human eye, thus achieving compression ratios (1:1 to 350:1) that cannot be achieved by other technologies. LANscape runs over existing local area networks using IP as the transmission protocol. This means it will run on any network that will transport IP including Ethernet, Fast Ethernet, T1/E1, Frame Relay, ATM, and Sonet. Consequently, LANscape is an ideal integrated video application over SONETLYNX. With LANscape, there is no need for a Multipoint Conferencing Unit (MCU) to videoconference with more than one person. Multipoint conferencing is inherent in the LANscape software.

         VuBridge

         The VuBridge gateway and conference manager is a hardware and software product that allows LANscape users to communicate with H.320 ISDN systems. VuBridge provides the translation between compression algorithms and the network bridging that is needed to convert the LAN IP packets to an H.320 encoded ISDN stream and vice versa.

         Panorama

         Panorama is a desktop video communications product that communicates over ISDN telephone lines and uses the standard H.320 protocol to communicate with other users whose hardware supports the same standard.

Digital Signal Processing (DSP) Products and Design Center

         The DSP Design Center at DNA Enterprises, Inc. ("DNA"), a wholly owned subsidiary, specializes in the design and development of state-of-the-art products that span the spectrum from the most demanding multiprocessor signal processing applications to low cost telecommunications applications. Based on industry-leading devices such as the Texas Instruments `C80, and `C6x, DNA provides product designs to meet specific customer needs and incorporate standard bus architectures such as PCI, VME, and ISA, as well as embedded designs. The major focus of the DSP Design Center is creating custom DSP solutions. By leveraging DNA's broad technology experience, product development effort is reduced, which, in turn, reduces development risk.

         In 1996, the Design Center unveiled powerful PCI and VME multiprocessor boards based on the Texas Instruments TMS320C80. These products run at speeds up to 60 MHz which makes them industry leaders in terms of performance and flexibility. In October 1997, the Company announced its agreement with Texas Instruments ("TI") to design key products using TI's revolutionary TMS320C6x digital signal processor circuits. Under terms of the agreement, the DSP Design Center will design two `C6x based evaluation modules (EVM's) for TI and TI will license software from DNA. These products are targeted for general release by TI in 1998 and are designed to showcase the capabilities of TI's flagship DSP line for applications that include telecommunications, industrial control, medical instrumentation, radar, and imaging. DNA retains rights to manufacture and market the products, and derivative products, worldwide. The Design Center is also developing products incorporating 'C6x DSPs for third party customers.

CS4 Intelligent Programmable Telecommunication Switching Platform

         The Company is developing an intelligent, programmable switching platform, known as the CS4, for applications in public and private telecommunications networks as an adjunct processor, intelligent peripheral, enhanced services platform or as a combination of these elements in a single switch. The CS4 is intended to enable service providers to create and offer enhanced services faster and at lower cost than current alternative methods. Examples of enhanced services are: voice messaging, conferencing on demand, international call back, pager notification, single number services, and Internet telephony gateway.

         The CS4 platform employs fully distributed multichannel DSP technology and processors in order to provide an exceptionally high processing power per port. The CS4 eliminates traditional switch blocking by using separate redundant packet buses and the assignment of discrete time slots. The scalable architecture is targeted to expand from an initial 2,000 ports to 64,000 ports. Unique to the CS4, all ports support unrestricted, simultaneous activity, such as common signaling protocols, call progress tone detection, Signaling System 7, and ISDN. Additional non-traditional capabilities include processing every call as a conference and voice record and play-back at the port level without peripheral equipment. Incorporating a powerful service creation environment, the CS4 is intended to reduce development, testing, and deployment time for new and enhanced services.

         The currently planned initial application for the CS4 platform is a network based, multi-party conferencing service designed to be internet activated and managed by subscribers without requiring network operator assistance. Completion of the CS4 development program and the definition and introduction of CS4 applications is expected to be a function of the Company's activity to put in place a joint venture arrangement for such purposes with potential investment, distribution, and/or marketing partners.

S4 Air Traffic Control Switches

         The Company designs, manufactures, and sells the S4 Special Services Switching System, a digital voice/data switch used primarily for mission critical applications such as air traffic control, air defense, and teleconferencing. The S4 system offers a unique peer-to-peer multiple processor architecture allowing all subscriber channels to be conferenced together simultaneously connecting a wide range of devices including telephones, radios, and communications consoles.

ENGINEERING SERVICES

         DNA Enterprises, Inc. (DNA) provides clients worldwide with consulting engineering services and turnkey product development in signal processing, communications, and multimedia (voice, data, and video). DNA's staff of engineers has extensive expertise in hardware, software, systems architecture, and digital signal processing. DNA combines these core technological capabilities with a rigorous project management process to deliver high quality results on-time and on-budget. The customer base ranges from start-ups to Fortune 500 technology companies. DNA's areas of established expertise include:

               o    Digital Signal Processing Technology

               o    Switching and Transport Systems

               o    Computer Telephony Integration (CTI)

               o    Embedded Systems

               o    Telecom Management Network (TMN)

               o    Intelligent Network Architectures

               o    Video/Image Processing

               o    Service Creation Environments (SCE)

               o    Wireless Systems

               o    International Product Localization

               o    Data Communications

               o    Advanced Voice Processing

MARKETS AND CUSTOMERS

Fiber Optic Network Transmission Products

         The Company markets its SONETLYNX network transmission product directly and through representatives and distributors. The current sales structure includes 25 distributors, system integrators, and resellers, up from seven at the beginning of 1997. During 1997, the Company's largest distributor, reselling to customers in the Republic of Korea, was responsible for 85% of SONETLYNX sales. SONETLYNX is targeted for markets and applications where multiple protocol communication mandates the capacity and reliability of fiber, further strengthened by redundancy of critical components and architecture. Target markets include corporate/enterprise networks, utilities, airports, transportation, security services, prisons, health services, academia, and local and state government, as well as public and private bypass networks.

Video Communication Products

The Company generally markets its video communication products through Value Added Resellers that specialize in IP-based products that expand network bandwidth. The Company believes that the key target markets for its videoconferencing products are businesses that are geographically dispersed, particularly Fortune 1000 companies and educational and government institutions. In the last two months of 1997, over 200 desktop systems were shipped to a variety of customers worldwide. LANscape has attracted over 30 partners and resellers worldwide including Cabletron Systems, Thomson Network Enterprises, Newbridge Networks and Hughes Data Networks. With an applications-based approach, the Company is working with each partner to develop business plans for marketing LANscape to multi-national customers. Initial installations include major federal agencies, university telemedicine sites and large corporate customers.

DSP Products and Services

         The Company generally markets its advanced information technology products and services through direct selling to existing customers and new prospects, enhanced by participation in trade shows. Markets for advanced technology products and services include internationally known telecommunications switching companies, telecommunications network providers, and hardware and software companies desiring to develop or enhance products for telecommunications markets.

CS4 Intelligent Programmable Telecommunications Switches

         The initial target markets and customers for the CS4 are expected to include Interexchange Carriers, Local Exchange Carriers, and Wireless/PCS providers. A network conferencing product (using an Internet-activated and managed user interface) is planned as the initial application.

S4 Air Traffic Control Switches

         The Company generally markets its S4 switching products through system integrators and directly through its own sales force.

COMPETITION

         The market for the Company's products and services is intensely competitive and rapidly changing. The Company competes, or may in the future compete, directly or indirectly for customers in the following categories of products and companies: (i) network transmission product manufacturers such as Lucent Technologies Corp., Northern Telecom, Ltd., and Positron Fiber Systems;
(ii) video conferencing H.320/323-based product manufacturers such as VCON Corp., First Virtual Corp., VTEL Corp., PictureTel Corp., and Intel's ProShare Video System; (iii) programmable switch manufacturers such as Excel Switching Corp. and Summa Four, Inc., and (iv) voice-data switch manufacturers such as Thomson CSF, Inc., Denro, Inc., and Frequentis., Ltd. The Company believes that the principal competitive factors affecting the markets for its products and services include effectiveness, scope of product offerings, technical features, ease of use, reliability, customer service and support, distribution channels and price. Certain competitors have greater resources than the Company and, accordingly, may have a competitive advantage in selling and in product development.

MANUFACTURING

         The basis of the Company's manufacturing strategy is to identify and use the appropriate technology to obtain the most favorable combination of quality and end product cost.

         The Company's manufactured products consist largely of assembled printed circuit boards. These are sold either as stand-alone products (such as LANscape) or as larger assembled systems (such as SONETLYNX).

         As the Company's product lines expand and mature, the Company expects to increase manufacturing capacity by means that could include adding employees, expanding current facilities, leasing or purchasing additional facilities or equipment, and expanding and adding outsourcing relationships. Some or all of the space and equipment needs in 1998 may be satisfied in conjunction with joint venture arrangements. See ITEM 2 - Properties.

         The Company buys a fiber optic interface card, for the SONETLYNX OC-3 product, from a small company which is the sole source for the component. The Company also buys a video codec card, used in SONETLYNX video applications, from another small company which is the sole source. Delays in delivery of either component would restrict the Company's ability to increase sales. In the event either vendor fails to meet commitments, the Company intends to rely on its in-house manufacturing capabilities. However, the conversion to in-house backup supply would not be without some interruption and may increase cost.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

         While the Company relies on a combination of patent, copyright, trademark and trade secret laws, and confidentiality procedures to protect its proprietary rights, the Company believes that factors such as technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition, and reliable product manufacturing are more essential to establishing and maintaining a technology leadership position. The Company currently has two United States patents relating to audio conferencing technology and has currently pending patents relating to the CS4 product, video communications, Internet communications, and a system to handle simultaneous voice and data communications. "SONETLYNX(R)," "INTELECT(R)," "S4(R)," and "Special Services Switching System(R)" are registered trademarks of the Company and "LANSCAPE(TM)," "VISIONARY(TM)," "VUBRIDGE(TM)," and "PANORAMA(TM)" are trademarks of the Company in the United States. According to federal and state law, the Company's trademark protection will continue for as long as the Company continues to use its trademarks in connection with the products and services of the Company. The Company seeks to protect its software, documentation, and other written materials under trade secret and copyright laws, which afford only limited protection.

          In connection with the acquisition of DNA Enterprises and Intelect Visual Communications (IVC), and transactions with certain individuals, licenses were acquired to support the development of SONETLYNX, video conferencing, and DSP products. The Company also incorporates third-party licenses into its products. In connection with the acquisition of IVC, certain assets and licenses, which constituted the design of a video conferencing product, were purchased from a major computer company. The design proved to be flawed. In November 1997, the Company executed an amended technology license agreement with the computer company, pursuant to which future royalty payments, if any, will be contingent on sales of defined products. The defined products do not include the LANscape 2.0 product line.

         Litigation may be necessary to enforce the Company's patents and other intellectual property rights, to protect the Company's trade secrets, to determine the validity of and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition, or results of operations.

          In common with many companies in the telecommunications industry, the Company has received notice that it may be infringing on certain intellectual property rights of others. These claims have been referred to counsel for evaluation. In connection with such claims or actions asserted against the Company, the Company may seek to obtain a license under a third party's intellectual property rights, if necessary. There can be no assurance, however, that a license will be available under reasonable terms or at all. In addition, the Company could decide to litigate such claims, which could be expensive and time consuming and which could have materially adverse effects on the Company's business, financial condition, or results of operations.

EMPLOYEES

         The Company had 365 full-time employees at December 31, 1997, of which 162 were engaged in engineering and development, 71 were engaged in sales, marketing, and customer support, 99 were engaged in manufacturing operations, and 33 were engaged in administration and finance. None of the Company's employees is represented by a labor union. The Company has experienced no material work stoppages and believes its relations with its employees to be good.

GOVERNMENT REGULATION

         The telecommunications industry, including many of the Company's customers, is subject to regulation from Federal and state agencies, including the FCC and various state public utility and service commissions. Similar regulatory structures exist in most countries outside the USA. While such regulation does not affect the Company directly, the effects of such regulations on the Company's customers may, in turn, adversely impact the Company's business and results of operations. For example, FCC regulatory policies, affecting the availability of services and other terms on which telecommunications service providers ("Telcos") conduct their business, may impede the Company's penetration of certain markets. Current FCC regulations restrict Telcos' ability to charge their customers based on access cost to local subscribers and may affect the timing of Telcos' investment in the Company's technology. These FCC regulations and policies are under continuous review by the federal government and the courts and are subject to change. Although many FCC restrictions on providing services in previously restricted markets have been eliminated or modified, the failure to change, or a substantial delay in changing, the existing restrictions on Telcos may materially adversely affect their demand for products based upon the Company's technology.

         The Telecommunications Act of 1996 removed certain restrictions relating to the Regional Bell Operating Companies. The Company believes that this has created and will continue to create increased competition in the markets served by the Company's products.

         In addition, the Company's business and operating results may also be adversely affected by the imposition of certain tariffs, duties and other import restrictions on components that the Company obtains from non-domestic suppliers or by the imposition of export restrictions on products that the Company sells internationally. The governments of many other countries actively promote and create competition in the telecommunications industry. Changes in current or future laws or regulations, in the United States or elsewhere, could materially and adversely affect the Company's business and results of operations.

ITEM 2 - PROPERTIES

         All of the Company's facilities are leased. The facilities are in Richardson, Texas, New York, New York, and London, England. The Company's principal operations are serviced from four leased facilities in Richardson, Texas, (comprising 103,000 square feet) and one in New York (comprising 20,000 square feet). These facilities include manufacturing, engineering, sales, marketing, and administrative offices. All of the Company's manufacturing operations are located in a 28,000 square foot Richardson, Texas facility. The Company moved its headquarters from Hamilton, Bermuda to Richardson, Texas in March 1997.

         The Company believes these facilities, which total 124,000 square feet, are adequate for its present needs. However, the Company expects it will require additional space in 1998 and beyond for sales, manufacturing, and assembly activities. Some or all of the additional space needs in 1998 may be satisfied in conjunction with joint venture arrangements.

ITEM 3 - LEGAL PROCEEDINGS

         The Company is involved in various legal proceedings and claims arising in the ordinary course of business.

         Intelect (Bermuda) is contingently liable for certain potential liabilities related to its discontinued operations. Specifically, under a stock purchase agreement dated October 3, 1995 ("1995 Agreement"), Intelect (Bermuda) agreed to indemnify Savage Sports Corporation, the purchaser of Savage Arms, Inc. (a manufacturer of fire arms), for certain product liability, environmental clean-up costs and other contractual liabilities, including certain asserted successor liability claims. One of the liabilities assumed involves a firearms product liability lawsuit filed by Jack Taylor individually and as father of Kevin Taylor in Alaska Superior Court (the "Taylor litigation"). Intelect (Bermuda) is informed that a defendant in the Taylor litigation, Western Auto Supply Co., settled the lawsuit for $5 million and, in turn, has asserted a third-party claim against Savage Arms, Inc. for indemnification in the amount of the settlement plus attorneys' fees and related costs. Savage Arms has asserted defenses to the claims and Intelect (Bermuda) believes additional defenses may be available. Based on the information available to date, it is impossible to predict the outcome of this litigation or to assess the probability of any verdict.

         Intelect (Bermuda) also has been notified that Savage Sports Corporation seeks indemnification under the 1995 Agreement in connection with certain other product liability claims. Most notably, Intelect (Bermuda) has undertaken the defense of a lawsuit filed against Savage Arms, Inc. by Emhart Industries, Inc. ("Emhart") in the United States District Court for the District of Massachusetts (the "Emhart litigation"). In the lawsuit, Emhart requests indemnification from Savage Arms, Inc. under an agreement Emhart allegedly executed in 1981 with Savage Industries, Inc., claiming that Savage Arms, Inc. is a successor to Savage Industries, Inc. To date, Emhart has claimed indemnification of approximately $2.2 million for five lawsuits it has defended or settled and also seeks a declaratory judgment that it is entitled to indemnification for losses and expenses related to firearms product liability actions which may be filed against Emhart in the future. Intelect (Bermuda) intends to assert additional defenses. The parties are in discovery and Intelect (Bermuda) cannot at this time predict the outcome of the litigation.

         In the event the Taylor litigation and/or Emhart litigation were to be resolved adversely to Intelect (Bermuda), there would be a material adverse effect on the Company's financial condition and results of operations. See Note 20 to the Consolidated Financial Statements.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On December 4, 1997, Intelect (Bermuda) held a Special Meeting of Shareholders. At the special meeting, the shareholders approved a merger proposal, the principal effect of which was to change the domicile of Intelect (Bermuda) so that it became a publicly traded U.S.-domiciled, Delaware corporation (the "Reorganization"). The Reorganization was effected pursuant to an Agreement and Plan of Merger by and among Intelect (Bermuda), the Company (which was wholly owned by Intelect (Bermuda) prior to the merger), and Intelect Merger Co., a Delaware corporation which was wholly owned by the Company prior to the merger ("Intelect Merger Co."). As a result of the merger, Intelect Merger Co. was merged into Intelect (Bermuda), and each share of Intelect (Bermuda) was automatically converted into the right to receive one share of the Company. Further, any outstanding options issued pursuant to stock option plans of Intelect (Bermuda) became options to purchase common stock of the Company, and outstanding warrants of Intelect (Bermuda) became warrants to purchase common stock of the Company. The effect of the Reorganization was that the shareholders of Intelect (Bermuda) became shareholders of the Company with the Company becoming the publicly traded company. In addition, the Company became the holding company for Intelect (Bermuda) and replaced Intelect (Bermuda) as the holding company for its subsidiaries.

         The Reorganization and the transaction consummated in connection therewith were approved by the vote of common stock holders of 10,176,258 for, 429,751 against, and 25,416 abstentions and by the vote of preferred stock holders of 100% for.

                                     PART II

ITEM 5 - MARKETS FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The common stock of the Company is traded in the over-the-counter market and is listed on the Nasdaq National Market under the symbol "ICOM." The high and low bid prices for the Company's common stock for each full quarter of the last two fiscal years, as reported on Nasdaq, are as follows:

                                                                                     High               Low
                                                                                     ----               ---
         1st quarter 1996 - period ended March 31, 1996                              5.625              4.50
         2nd quarter 1996 - period ended June 30, 1996                              15.375            5.3125
         3rd quarter 1996 - period ended September 30, 1996                          11.75             6.625
         4th quarter 1996 - period ended December 31, 1996                           8.125              4.25

         1st quarter 1997 - period ended March 31, 1997                              5.125             1.875
         2nd quarter 1997 - period ended June 30, 1997                               4.625             1.375
         3rd quarter 1997 - period ended September 30, 1997                          11.50              4.25
         4th quarter 1997 - period ended December 31, 1997                          11.313            3.1875

         The Company believes that as of March 13, 1998, its outstanding shares of common stock are held by approximately 8,200 owners of record.

         The closing bid price of the common stock on the Nasdaq National Market on March 27, 1998, was $7.0625.

DIVIDEND POLICY

         No cash dividends were paid by the Company during fiscal 1995, 1996, or 1997. The Company does not currently plan to pay any dividends on common stock in the foreseeable future. The Company is restricted by its agreements with lenders and the holders of certain of its preferred stock from any payment of dividends on common stock and from the payment of dividends on preferred stock except dividends payable with common stock. These restrictions remain in effect for so long as any balance remains payable on the debt or such preferred stock remains outstanding. See Note 25 to the Consolidated Financial Statements.

RECENT SALES OF UNREGISTERED SECURITIES

         On December 17, 1997, the Company completed the sale of $4 million of 10% Cumulative Convertible Preferred Stock, Series B to the Navesink Equity Derivative Fund LDC ("Navesink"). Navesink purchased 914,286 shares of the preferred stock at a price of $4 3/8 per share for an aggregate offering price of $4 million. The Company received net proceeds from the sale of $3,877,000, after deducting $123,000 of issuance costs. The offering was not underwritten and was made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended. The preferred stock has a 10% annual dividend rate on the $4 3/8 per share liquidation preference, payable quarterly beginning on March 31, 1998. The Company has the choice of paying dividends in cash or in shares of common stock based on the current market value of the common stock at the time the dividends are payable. Beginning on May 31, 1998, 50% of the preferred stock is convertible by Navesink into common stock of the Company with the remaining 50% being convertible on June 30, 1998. The number of conversion shares issuable upon conversion is equal to the greater of
(i)the number of shares of preferred stock being converted multiplied by 1.10, or (ii) the number of shares of preferred stock multiplied by a number, the numerator of which is $4.375 and the denominator of which is 0.85 multiplied by the average daily closing market bid price for the common stock of the Company as quoted on the Nasdaq National Market System for the previous five consecutive trading days from the date of the notice of election of conversion. The common stock issuable on conversion will be restricted and not transferable except pursuant to an effective registration statement or pursuant to an applicable exemption under the Securities Act of 1933. The Company has granted to Navesink the right to demand registration of the common stock issued upon conversion of the preferred stock, in certain circumstances. The preferred stock is not transferable by Navesink, has no voting rights except in the event of three quarters arrearage on quarterly dividends, and has no preemptive rights. Navesink has the right, subject to the rights of the other holders of preferred shares ranking on parity with the preferred stock, to participate in certain other private equity and debt issues of the Company. The Company may redeem the preferred stock at any time at the greater of $5.25 per share or the average closing market bid price of Company common stock for five consecutive trading days prior to the date of redemption.

         In December 1997, a group of directors, officers and employees of the Company loaned up to $710,000 to the Company. Interest accrues on such loans at the prime rate plus 3%. The loans are due on demand and may be paid, at the option of the holder, in the form of common stock of the Company. The conversion price for such common stock is $5.25 per share. See Note 10 to the Consolidated Financial Statements.

         Effective January 27, 1998, the Company issued to Amerix Electronics, Inc. ("Amerix") 150,000 shares of common stock of the Company as prepayment for certain commissions payable to Amerix by Intelect Network Technologies Company ("INT"), a wholly owned subsidiary of the Company pursuant to the terms of a Sales Representative Agreement ("Agreement") dated as of January 27, 1998, between INT and Amerix. The Agreement provides that the shares are issued in full and final payment of all commissions due to Amerix earned from the period beginning on January 1, 1998, in anticipation of $30 million of sales of products of the Company by Amerix. The securities were issued to Amerix by the Company pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

         As disclosed in the Form 8-K of the Company filed February 17, 1998, the Company completed $25 million of financings by closing on February 9, 1998, a $10 million private placement of its Series C convertible preferred stock and by closing on February 12, 1998, a $15 million credit facility. See Note 25 to the Consolidated Financial Statements and ITEM 7 - Management's Discussion and Analysis.

ITEM 6 - SELECTED FINANCIAL DATA

     The following tables set forth certain historical consolidated financial data for the Company.

                                                                    Two months
                                         YEARS ENDED DECEMBER 31,      ended             Years ended October 31,
                                         ------------------------  December 31,          -----------------------
                                          1997           1996          1995          1995          1994           1993
                                          ----           ----          ----          ----          ----           ----
STATEMENT OF OPERATIONS:                                     ($ Thousands Except Per Share Data)
Net revenues                             $ 37,777      $  9,352      $    734      $  2,030      $     --      $     --
                                         --------      --------      --------      --------      --------      --------
Operating loss                            (17,642)      (33,638)       (2,943)       (4,652)         (558)         (572)
                                         --------      --------      --------      --------      --------      --------
Loss from continuing operations           (19,743)      (42,983)       (2,776)       (5,194)         (538)         (446)
Income from discontinued
   operations (1)                              --            --            --         3,546         3,410         1,517
Income (loss) on disposal of
   discontinued operations (1)               (498)          (56)         (236)       13,824            --            --
Income (loss) before
   extraordinary item                    $(20,241)     $(43,039)     $ (3,012)     $ 12,176      $  2,872      $  1,071
                                         --------      --------      --------      --------      --------      --------
Income (loss) available  to common
   stockholders                          $(20,798)     $(43,039)     $ (3,012)     $ 12,822      $  2,872      $  1,071
                                         ========      ========      ========      ========      ========      ========

BASIC AND DILUTED INCOME (LOSS) PER
SHARE:
Continuing operations                    $  (0.99)     $  (3.32)     $  (0.24)     $  (0.47)     $  (0.05)     $  (0.05)
                                         ========      ========      ========      ========      ========      ========
Discontinued operations                  $  (0.02)     $  (0.01)     $  (0.02)     $   1.57      $   0.34      $   0.16
                                         ========      ========      ========      ========      ========      ========
Extraordinary item                             --            --            --      $   0.06            --            --
                                         ========      ========      ========      ========      ========      ========
Net income (loss) for period             $  (1.01)     $  (3.33)     $  (0.26)     $   1.16      $   0.29      $   0.11
                                         ========      ========      ========      ========      ========      ========
Weighted average shares (thousands)        20,558        12,943        11,385        11,024         9,942         9,539
                                         ========      ========      ========      ========      ========      ========

                                                DECEMBER 31                         October 31
                                         -------------------------  --------------------------------------------
                                            1997         1996        1995        1995        1994        1993
                                            ----         ----        ----        ----        ----        ----
BALANCE SHEET:                                                       ($ Thousands)
ASSETS:
Current assets                             $25,552     $11,594     $19,957     $24,587     $ 2,599     $ 1,049
Excess of cost over assets of
  companies acquired                        13,249      14,573       8,685       9,349          --          --
Net assets of discontinued operations           --          --          --          --       9,573       7,207
Other long-term assets                      10,430       9,269       2,597       1,786          --          --
                                           =======     =======     =======     =======     =======     =======
Total assets                               $49,231     $35,436     $31,239     $35,722     $12,172     $ 8,256
                                           =======     =======     =======     =======     =======     =======

LIABILITIES & SHAREHOLDERS' EQUITY:
Current liabilities including
  current maturities of long-term debt     $22,939     $ 9,810     $ 5,331     $ 7,091     $   269     $   175
Long-term liabilities                          143      17,895         368         365          --          --
Shareholders' equity                        26,149       7,731      25,540      28,266      11,903       8,081
                                           =======     =======     =======     =======     =======     =======
                                           $49,231     $35,436     $31,239     $35,722     $12,172     $ 8,256
                                           =======     =======     =======     =======     =======     =======

     (1)  See Note 9 to the Consolidated Financial Statements under ITEM 8

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Results of continuing operations in 1997 and 1996 consist of:

         o the fiber optic multiplexer and special services switch businesses of Intelect Network Technologies Company ("INT") from its April 24, 1995 acquisition,

         o the engineering services business of DNA Enterprises, Inc. ("DNA") from its February 13, 1996 acquisition,

         o the video conferencing system business of Intelect Visual Communications Corp. ("IVC") from its March 29, 1996 acquisition, and

         o the information security business of Intelect Europe Limited ("IEL") from its August 31, 1995 acquisition until its liquidation in January 1997.

         During the year ended October 31, 1995, the Company was engaged in the manufacturing and marketing of sporting arms, through its subsidiary Savage Arms, Inc. ("Savage"). The results of operations of Savage are accounted for as discontinued operations due to the sale of Savage on October 31, 1995. The Company's fiscal year was changed to December 31 in 1995.

         Accordingly, due to the disposition of Savage, the change in fiscal year, and the schedule of acquisitions above, any comparison of financial results of 1996 to 1995 would not be meaningful to determine a trend.

         The following table shows the revenue and gross profits for the Company's products:

                                                 Years Ended                     Two Months Ended    Year Ended
                                                 December 31                       December 31       October 31
                                 ------------------------------------------------------------------------------
                                       1997                      1996                  1995              1995
                                 ------------------------------------------------------------------------------
                                                                           ($ Thousands)
Revenue:
Fiber optic multiplexers         $        26,250                  430                   --                   --
Engineering services and DSP               8,909                4,413                   --                   --
Video conferencing                           636                  172                   --                   --
Voice switching and other                  1,982                4,337                  734                2,030
                                 ------------------------------------------------------------------------------
                                 $        37,777                9,352                  734                2,030
                                 ------------------------------------------------------------------------------
Gross profit (loss):
Fiber optic multiplexers         $        12,035                 (625)                  --                   --
Engineering services and DSP               2,287                  964                   --                   --
Video conferencing                            41                 (826)                  --                   --
Voice switching and other                   (112)              (2,134)                (643)                (538)
                                 ------------------------------------------------------------------------------
                                 $        14,251               (2,621)                (643)                (538)
                                 ------------------------------------------------------------------------------

REVENUES

         Revenues in 1997 increased 304% over 1996 due to large scale installation of SONETLYNX products in foreign and domestic markets and due to the near doubling of the DNA engineering services business.

         The SONETLYNX fiber optic multiplexer was delivered to five end-user customers in Korea, to a private network project on the Alyeska pipeline, and to other applications such as "smart" highways and municipal networks for video arraignment. Due to a low base of sales in 1996, the percentage increase is not a reasonable indicator of the future. Sales in 1997 included $22,380,000 of multiplexer products delivered for installation in Korean networks for telecommunications, banking, and other applications. See Note 23 to Consolidated Financial Statements. In light of the difficulties which developed in general in Korean and other Asian financial markets at year end, the outlook for continuation of sales in those areas has become uncertain. The Company has shipped $122,000 of product to Korean customers between December 31, 1997 and March 20, 1998. The Company's outlook for sales to non-Korean customers, especially in the U.S., is based on outstanding proposals and prospects of the Company and its distribution partners. There can be no assurance that such proposals and prospects will result in orders and revenues.

         Engineering service revenues of DNA increased 99% in 1997 over 1996. DSP product in the amount of $277,000 was shipped in 1997 compared to $81,000 in 1996. The Company does not expect the growth of services revenue to continue at the same rate. DSP product shipments may increase significantly, depending on customer reception to the Company's designs and proposals and the funding of projects into which the products are specified.

         Video conferencing product revenues increased from a sampling level in 1996 to $636,000 in 1997. The growth of the product was delayed by a decision to discontinue the original licensed technology in favor of a new proprietary design based on wavelet technology. The resultant new product was launched in November 1997.

         Sales of S4 and predecessor products were $1,575,000 in 1997, compared to $2,200,000 in 1996. Since the S4 serves a limited market, prospects are uncertain for future sales increases. Other revenues in 1996 and late 1995 include information security products sold primarily to the UK military market. These products were phased out in 1996.

GROSS PROFIT (LOSS)

         Gross profit increased to $14,251,000 from a loss of ($2,621,000) in the years ended December 31, 1997 and 1996, respectively. The largest contribution to the improvement came from SONETLYNX fiber optic multiplexer products which achieved design stability and economic production levels in the second half of 1997. Due to the interruption or delay of substantial shipments to Korean customers at the beginning of 1998, the level of margin contribution by the fiber optic products is uncertain in the near future. The potential for sales to non-Korean customers could offset the effect of lower sales to Korean customers. However, there can be no assurance that such revenue and margin will materialize.

         Gross profit contribution by the engineering services business increased in 1997, due primarily to the increase in revenue.

         Video conferencing products made a minor contribution to the total gross profit in both 1997 and 1996 due to the low sales level in both years, reflecting new product introductions in each year.

         The loss on S4 switching products was reduced in 1997 due to the completion of certain loss contracts initiated in prior years.

         Approximately $675,000 of under-absorbed manufacturing overhead costs, substantially all attributable to SONETLYNX, were incurred to prepare for the large manufacturing growth rate during the year.

ENGINEERING AND DEVELOPMENT (E&D) EXPENSES

         E&D expense increased to $11,899,000 in 1997 from $8,719,000 in 1996.
As a percentage of revenues, the expense declined to 31% from 93%. Spending in 1997 on CS4 and approximately $2,000,000 of other E&D spending was dedicated to product development for which revenues were not realized during the year. In both years, certain amounts of software development costs were capitalized. Including those amounts, gross spending on E&D increased to $13,216,000 from $10,114,000. Gross spending by product line was distributed as follows:

                                                     Years Ended December 31
                                                     -----------------------
                                                  1997                    1996
                                                  ----                    ----
                                                           ($ Thousands)
           Fiber optic multiplexer                  6,400                  2,857
           CS4                                      3,816                  5,565
           Video conferencing                       1,443                    954
           DSP, S4, and other                       1,557                    738
                                                   13,216                 10,114
                                               ----------             ----------

         The SONETLYNX fiber optic multiplexer product line was developed in 1996 with the following core components: an OC-1 controller, 8 channel voice modules with FXS, FXO, and 4 wire E&M, 4 channel T1 async, 2 channel low speed data supporting four protocols, and a ring generator. The product line was enhanced during 1997 by the addition of: an OC-3 controller, 8 channel voice, 4 channel T1, and low speed data modules that can be configured for OC-3 or OC-1 operation, 4 channel E1 async, 7 channel T1 byte sync, video module with encoder/decoder, a module combining precision timing sources with a single voice channel, and an OC-1 multipoint ethernet module. As a consequence of these developments, the SONETLYNX product line has become a powerful and cost effective solution to the customer problem of access to fiber networks where many protocols are required.

         The CS4 product was developed to a working prototype stage in 1996 and further developed and upgraded in 1997 to support the call capacity requirements of targeted market segments and anticipated applications.

         Spending on the video conferencing product in 1996 led to the emergence of a viable product built on purchased technology. In 1997, the product was redesigned around wavelet technology in order to deliver key performance features not otherwise achievable, namely, superior picture quality, application flexibility, and selectable bandwidth requirements.

         In 1996, two standard DSP board-level products were developed using the Texas Instruments TMS320C80. In 1997, two DSP board-level products based on the Texas Instruments TMS320C6201 were developed. Spending on the S4 product line in both years led to the completion of an improved console for air traffic control applications.

SELLING AND ADMINISTRATIVE EXPENSES

         Selling and administrative expenses were $18,671,000 and $14,601,000 in the years ended December 31, 1997 and 1996. Selling expense increased to $11,213,000 from $6,412,000. The increase in 1997 was attributable to market development activity for SONETLYNX and LANscape products and higher revenues for SONETLYNX. As a percentage of revenues, selling expense declined to 30% from 69%. Administrative expenses declined to $7,458,000 from $8,189,000 partly due to the removal of corporate headquarters from Bermuda.

ASSET WRITE DOWNS

         In connection with the acquisition of IVC, certain assets and licenses, which constituted the design of a videoconferencing product, were purchased from a major computer company. The design proved to be flawed and market introduction was delayed approximately nine months. In 1996, the Company deemed the recoverability of IVC goodwill to be significantly impaired by the delay in introduction of the product to a rapidly changing market and accordingly reduced the carrying value of IVC goodwill by $4,175,000 (its remaining unamortized net book value at the time) and wrote off $51,000 of fixed assets deemed of no value.

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

INTEREST EXPENSE

         Interest expense of $2,863,000 and $9,911,000 in the years ended December 31, 1997 and 1996 consist of:

                                                                         Years Ended December 31
                                                                         -----------------------
                                                                            1997     1996
                                                                            ----     ----
                                                                             ($Thousands)
           Interest on debt instruments                                      930       704
           Non-cash financing costs                                        1,721     7,534
           Other costs of financing                                          199     1,571
           Other interest                                                     13       102
                                                                           -----     -----
                                                                           2,863     9,911

Interest on debt instruments in 1997 was primarily attributable to amounts borrowed from St. James Capital Corp., two series of convertible debentures, and the Coastal Trust. In 1996, the interest was attributable to three series of convertible debentures.

Non-cash financing costs in 1997 were the result of warrants to purchase common stock issued in connection with various financings. The reported expense amount is the value of the warrants determined by using the Black-Scholes pricing model. In 1996, in addition to $2,942,000 of warrant values, $4,592,000 of reportable expense was attributable to a beneficial conversion feature of the convertible debentures.

Other costs of financing consist primarily of legal and placement fees.

INCOME (LOSS) FROM DISCONTINUED OPERATIONS

         The Company sold Savage Corporation (and its subsidiaries, including Savage Arms, Inc.) ("Savage") on October 31, 1995. The results of Savage are accounted for as discontinued operations and, accordingly, comparative presentations reflect the Company's equity in the earnings of Savage for the relevant periods. The gain on the disposition of Savage occurred in the fourth quarter of 1995. Losses since October 1995 represent legal expenses in connection with the indemnity agreement with Savage Sports Corporation. See ITEM 3, Legal Proceedings.

YEAR 2000 COMPLIANCE

         The Company has conducted a review of its computer systems to identify the systems that could be affected by the "Year 2000 Problem," the result of computer programs using two digits rather than four to define the year portion of dates. The Company has determined that no significant systems fail to comply with the ability to distinguish the year 2000 from the year 1900. The financial impact of Year 2000 compliance has not been and is not anticipated to be material to the Company's financial position or results of operations in any given year.

LIQUIDITY AND CAPITAL RESOURCES

         In the year ended December 31, 1997, cash used in operations, ($24,852,000), and by investing activities, ($5,343,000), were funded by using $2,769,000 of available cash balances and by securing new financing, net of repayments, of $27,426,000.

         Operating Activities

         Net cash used in operations consisted of the $20,241,000 net loss and the $10,843,000 net increase in current assets, offset by $6,232,000 of non-cash charges. As previously discussed, the net loss primarily reflects commitments to support new product development and to fund selling and manufacturing infrastructure development.

         o Accounts receivable increased $13,242,000 as required by the much higher level of sales and due to the length of payment schedules tied to major project installations and customer acceptance procedures.

         o Inventory increased $3,311,000 generally in line with the increased rate of product shipments.

         o Use of cash for accounts receivable and inventory growth was offset by the $5,875,000 increase in payables and accruals which grew in concert with the current assets.

         o The cash effect of the net losses was mitigated by inclusion of $3,412,000 of depreciation and amortization of intangible assets and $1,920,000 of amortization of deferred financing costs.

         Investing Activities

         Investment spending included capital expenditures of $2,993,000 for fixed asset additions, primarily equipment for product testing and manufacturing, leasehold improvements, and computer equipment and software to support engineering and administrative activities. Software development costs of $1,317,000 were capitalized following establishment of feasibility of certain SONETLYNX modules. No software cost was capitalized after September 1997.

         Financing Activities

         Cash used in operating and investing activities in 1997 were primarily financed by the following:

         o     $6,000,000 borrowed from St. James Capital Corp., due March 27,
               1998

         o $5,000,000 borrowed from The Coastal Corporation Second Pension Trust ("Coastal Trust"), later converted to Series A preferred stock

         o     $4,911,000 from the sale of Series A preferred stock to Coastal
               Trust

         o $1,455,000 from the exercise by Coastal Trust of a warrant to purchase 750,000 shares of common stock

         o     $3,000,000 borrowed from Coastal Trust, due March 27, 1998

         o $135,000 from the exercise by Lifeline Industries, Inc. of a warrant to purchase 30,000 shares of common stock

         o $300,000 from the exercise by St. James Capital Corp. of a warrant to purchase 150,000 shares of common stock

         o $3,330,000 from the sale of 696,400 shares of common stock in private placements

         o     $1,575,000 from the exercise of employee stock options

         o $3,877,000 from the sale of Series B preferred stock to Navesink Equity Derivative Fund, LDC

         o     $910,000 borrowed from employees and affiliates of the Company.

         Recent Developments, Outlook, and Financial Strategy

         In February 1998, two additional financings were arranged. $10,000,000 of Series C preferred stock was sold to Citadel Investment Group, LLC and a $15,000,000 credit facility was arranged with St. James Capital, L.P. See Note 25 to Consolidated Financial Statements. $3,000,000 has been advanced under the credit facility. The obligation to advance up to $15,000,000 expires after July 31, 1998. Although advances under the $15,000,000 facility may be used to pay off the currently outstanding $6,000,000 and $3,000,000 notes due to St. James Capital Corp. and Coastal Trust, respectively, so long as any of the current obligations to St. James Capital Corp. and Coastal Trust are outstanding, St. James Capital L.P. must approve additional advances for any other purpose, which consent may not be unreasonably withheld. The Company's ability to incur debt, pay dividends on its common and preferred stock and to make certain investments and enter into certain transactions is governed by covenants and provisions in its various debt instruments and by the terms of its outstanding preferred stock, as described in Notes 10, 16, and 25 to Consolidated Financial Statements. In addition to the external financings, the Company has enhanced future cash flows by negotiating deferred payment arrangements with former owners of DNA so that $2,050,000 formerly due on February 13, 1998 is payable in various monthly amounts through December 1998.

         The Company currently believes that the prudent approach to cash planning should be predicated on a revenue pattern which declines in the first quarter of 1998 and increases thereafter. Under such a scenario, the need for inventory and receivable investment is moderated at the beginning of the year. The credit facility with St. James Capital, L.P. is in place to pay the two debt obligations maturing on March 27, 1998, if required. In order to offset the impact of further investment in CS4 product development, the Company continues to seek an investment, distribution, and/or marketing partner. Should the difficulties in Korean markets continue, the Company believes that, considering the number of prospects and the level of proposal activity, the opportunities are good for replacing SONETLYNX sales concentrated with Korean customers. If, nevertheless, revenues do not recover in the near term, then cost reduction contingency plans are in place to preserve cash resources at lower levels of sales. In the event the outlook for liquidity is stressed by production and sales growth in excess of current plans, the Company believes the corporate financial environment will support new financing needs.

         Conclusion

         Considering the financial resources available and potentially available, the outlook for cash available from customer collections, the outlook for cash uses in operations and investing, and the options available to control spending, the Company believes it has, or reasonably has access to, the financial resources to meet its business requirements through the current year. The Company cannot assure, however, that the business results assumed in this outlook will be realized, especially considering the near term impact of reduced revenues from Korea. The Company cannot assure that profitability and positive cash flow will be achieved when expected. If the Company's sales plans are not achieved, operating losses and negative cash flows exceed the Company's estimates, or capital requirements in connection with the design, development, and commercialization of its principal products are higher than estimated, the Company will need to raise additional capital. Although the Company believes it could raise additional capital through public or private equity or debt financings, if necessary, there can be no assurance that such financings would be available, or available on acceptable terms. If such financing were not available, the Company has determined that a significant reduction of engineering, development, selling, and administrative costs would allow the Company to continue as a going concern through 1998.

CONTINGENT LIABILITIES

         As discussed in ITEM 3, Legal Proceedings, the Company is exposed to certain contingent liabilities, which, if resolved adversely to the Company, would adversely affect its liquidity, its results of operations and/or its financial position.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE LIQUIDITY AND OPERATING RESULTS

         This Form 10-K contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The forward looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, the forward looking statements. Factors that might cause such a difference include, but are not limited to, those relating to: general economic conditions in the markets in which the Company operates, including, in particular, the financial condition of the Republic of Korea; success in the development and market acceptance of new and existing products (particularly SONETLYNX, LANscape, and CS4); dependence on suppliers, third party manufacturers and channels of distribution; customer and product concentration; fluctuations in customer demand; maintaining access to external sources of capital; ability to execute management's margin improvement and cost control plans; overall management of the Company's expansion; and other risk factors detailed from time to time in the Company's filings with the Securities and Exchange Commission, including without limitation those set forth in the Section entitled "Risk factors" in the Form S-4 of the Company filed on October 30, 1997 and the Form S-3 of the Company filed on September 23, 1997.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 INTELECT COMMUNICATIONS, INC, AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Accountants................................................................          21
Consolidated Balance Sheets.......................................................................          23
Consolidated Statements of Operations.............................................................          24
Consolidated Statements of Stockholders' Equity...................................................          26
Consolidated Statements of Cash Flows.............................................................          29
Notes to Consolidated Financial Statements........................................................          31
Schedule II - Valuation and Qualifying Accounts...................................................          62

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To:      The Board of Directors and Shareholders of
         Intelect Communications, Inc.


         We have audited the accompanying consolidated balance sheet of Intelect Communications, Inc. (a Delaware corporation) as of December 31, 1997, and the related statements of operations in stockholders' equity and cash flows for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Intelect Communications, Inc. as of December 31, 1997, and the results of their operations and their cash flows for the year ended December 31, 1997, in conformity with generally accepted accounting principles.


/s/ Arthur Andersen LLP

Dallas, Texas
March 27, 1998

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Intelect Communications Systems Limited

We have audited the accompanying consolidated balance sheet of Intelect Communications Systems Limited and its subsidiaries as of December 31, 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1996, the two month period ended December 31, 1995 and the year ended October 31, 1995. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for the year ended December 31, 1996. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intelect Communications Systems Limited and its subsidiaries as of December 31, 1996 and the results of their operations and their cash flows for the year ended December 31, 1996, the two month period ended December 31, 1995 and the year ended October 31, 1995, in conformity with United States generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements, taken as a whole, presents fairly, in all material respects, the information set forth therein.

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


/S/ KPMG PEAT MARWICK


Chartered Accountants
Hamilton, Bermuda
April 9, 1997

                 INTELECT COMMUNICATIONS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           December 31, 1997 and 1996
                    (Thousands of dollars, except share data)

                                       Assets                                    1997          1996
                                                                               --------      --------
Current assets:
   Cash and cash equivalents                                                   $  2,094      $  4,863
   Investments in marketable securities                                             942           854
   Accounts receivable net of allowances of $541 and $542 in 1997 and 1996       15,569         2,427
   Inventories                                                                    6,289         2,978
   Prepaid expenses                                                                 658           472
                                                                               --------      --------
                           Total current assets                                  25,552        11,594
Property and equipment, net                                                       6,041         4,285
Goodwill, net                                                                    13,249        14,573
Software development costs, net                                                   2,229         1,389
Other intangible assets, net                                                      1,168         2,879
Other assets                                                                        992           716
                                                                               --------      --------
                                                                               $ 49,231      $ 35,436
                                                                               ========      ========
                        Liabilities and Stockholders' Equity
Current liabilities:
   Notes payable, net of unamortized discount of $578                          $  9,132      $     --
   Current maturities of long-term debt                                           2,527         4,125
   Accounts payable                                                               7,569         1,878
   Accrued liabilities                                                            3,173         3,302
   Net liabilities of discontinued operations                                       400           400
   Deferred income taxes                                                             49            48
   Current installments of obligations under capital leases                          89            57
                                                                               --------      --------
                           Total current liabilities                             22,939         9,810
Long-term obligations under capital leases, net of current installments              55            59
Deferred income taxes                                                                88           267
Long-term debt, net of current maturities                                            --         3,238
Convertible debentures, net of unamortized discount of $582                          --        14,331
                                                                               --------      --------
                                                                                 23,082        27,705
                                                                               --------      --------
Commitments and contingencies (notes 13, 14 and 20)

Stockholders' equity:
   $2.0145, 10% cumulative convertible preferred stock, series A, $.01 par value (aggregate involuntary liquidation preference $20,145,000)
Authorized 10,000,000 shares; 4,219,409 shares issued and
outstanding in 1997                                                                  42            --
   $4.375, 10% cumulative convertible preferred stock, series B, $.01 par value (aggregate involuntary liquidation preference $4,000,000)
Authorized 914,286 shares; 914,286 shares issued and outstanding in 1997.             9            --
   Common stock, $.01 par value, 50,000,000 and 80,000,000 shares authorized in 1997 and 1996. 23,954,978 and 15,027,728 shares issued and
       outstanding in 1997 and 1996                                                 240           150
   Additional paid-in capital                                                    75,940        36,849
   Unrealized gain on marketable securities                                           2            18
   Retained earnings (accumulated deficit)                                      (50,084)      (29,286)
                                                                               --------      --------
                           Total stockholders' equity                            26,149         7,731
                                                                               $ 49,231      $ 35,436
                                                                               ========      ========


See accompanying notes to consolidated financial statements.

                 INTELECT COMMUNICATIONS, INC. AND SUBSIDIARIES
 Years ended December 31, 1997 and 1996, two months ended December 31, 1995 and year ended October 31, 1995
                      Consolidated Statements of Operations
                    (Thousands of dollars, except share data)

                                                                               Two months
                                                         Years ended             ended        Year ended
                                                         December 31,         December 31,   October 31,
                                                      1997          1996          1995          1995
                                                    --------      --------      --------      --------
Net revenue                                         $ 37,777      $  9,352      $    734      $  2,030
Cost of revenue                                       23,526        11,973         1,377         2,568
                                                    --------      --------      --------      --------
             Gross profit (loss)                      14,251        (2,621)         (643)         (538)

Expenses:
   Engineering and development                        11,899         8,719           732         1,653
   Selling and administrative                         18,671        14,601         1,166         2,149
   Amortization of goodwill                            1,323         1,664            64           312
   Asset writedowns                                       --         6,033           338            --
                                                    --------      --------      --------      --------
                                                      31,893        31,017         2,300         4,114
                                                    --------      --------      --------      --------
             Operating loss                          (17,642)      (33,638)       (2,943)       (4,652)
                                                    --------      --------      --------      --------

Other income (expense):
   Equity in loss of investee                             --            --            --          (280)
   Interest expense                                   (2,863)       (9,911)          (23)         (430)
   Interest income and other                             636           653           190           168
                                                    --------      --------      --------      --------
                                                      (2,227)       (9,258)          167          (542)
                                                    --------      --------      --------      --------
             Loss from continuing operations
                before income taxes and extra-
                ordinary item                        (19,869)      (42,896)       (2,776)       (5,194)

Income tax expense (benefit)                            (126)           87            --            --
                                                    --------      --------      --------      --------
             Loss from continuing operations         (19,743)      (42,983)       (2,776)       (5,194)

Discontinued operations
   Income from discontinued operations,
     net of tax                                           --            --            --         3,546
   Income (loss) on disposal of discontinued
     operations, net of tax                             (498)          (56)         (236)       13,824
                                                    --------      --------      --------      --------
             Income (loss) before extraordinary
                item                                 (20,241)      (43,039)       (3,012)       12,176

Equity in extraordinary gain of investee                  --            --            --           646
                                                    --------      --------      --------      --------
             Net income (loss)                      $(20,241)     $(43,039)     $ (3,012)     $ 12,822
                                                    ========      ========      ========      ========

Dividends on preferred stock                        $   (557)           --            --            --
                                                    ========      ========      ========      ========

Income (loss) available to common stockholders      $(20,798)     $(43,039)     $ (3,012)     $ 12,822
                                                    ========      ========      ========      ========

See accompanying notes to consolidated financial statements.         (Continued)

                 INTELECT COMMUNICATIONS, INC. AND SUBSIDIARIES
 Years ended December 31, 1997 and 1996, two months ended December 31, 1995 and year ended October 31, 1995, Continued
                      Consolidated Statements of Operations
                    (Thousands of dollars, except share data)

                                                                Years ended              Two months
                                                                December 31,                ended        Year ended
                                                                ------------             December 31,    October 31,
                                                            1997             1996            1995            1995
                                                         ----------      ----------      ----------      ----------
Basic and diluted income (loss) per share:
   Continuing operations                                 $    (0.99)     $    (3.32)     $    (0.24)     $    (0.47)
   Discontinued operations                                    (0.02)          (0.01)          (0.02)           1.57
   Extraordinary item                                            --              --              --            0.06
                                                         ----------      ----------      ----------      ----------
        Net income (loss) per share                      $    (1.01)     $    (3.33)     $    (0.26)     $     1.16
                                                         ----------      ----------      ----------      ----------

Weighted average number of common shares outstanding
                                                             20,558          12,943          11,385          11,024
                                                         ==========      ==========      ==========      ==========


See accompanying notes to consolidated financial statements.

                 INTELECT COMMUNICATIONS, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
            Years ended December 31, 1997 and 1996, two months ended
                December 31, 1995 and year ended October 31, 1995
                    (Thousands of dollars, except share data)


                                                            Preferred stock
                                                            ---------------
                                                Series A                      Series B                   Common stock
                                                --------                      --------                   ------------
                                          Shares         Par            Shares        Par           Shares          Par
                                          ------         ---            ------        ---           ------          ---
Balances at October 31, 1994                  --     $       --             --     $       --     10,583,142     $      106
   Acquisition of Lakefield
     Arms Limited (note 9)                    --             --             --             --        416,666              4
   Exercise of convertible
     preferred shares of Savage
     Corporation                              --             --             --             --        160,991              2
   Private placement                          --             --             --             --        150,000              1
   Exercise of employee
     stock options                            --             --             --             --         74,318              1
   Quasi reorganization                       --             --             --             --             --             --
   Net income                                 --             --             --             --             --             --
                                      ----------     ----------     ----------     ----------     ----------     ----------
Balances at October 31, 1995                  --             --             --             --     11,385,117            114
   Stock option
     compensation                                            --             --             --             --             --

   Net loss                                                  --             --             --             --             --
                                      ----------     ----------     ----------     ----------     ----------     ----------

Balances at December 31, 1995                 --             --             --             --     11,385,117            114
   Conversion of debentures                   --             --             --             --      1,837,205             18
   Acquisition of Intelect Visual
     Communications Corp.                     --             --             --             --        545,420              5
   Exercise of employee stock
     options                                  --             --             --             --        530,000              5
   Exercise of warrants from
     acquisition of Savage
     Corporation                              --             --             --             --        360,000              4



                                                                         Unrealized        Total
                                        Additional                        gain on          stock-
                                          paid-in         Retained       marketable       holders'
                                          capital         earnings       securities       equity
                                          -------         --------       ----------       ------
Balances at October 31, 1994            $    7,854      $    3,943      $       --      $   11,903
   Acquisition of Lakefield
     Arms Limited (note 9)                     925              --              --             929
   Exercise of convertible
     preferred shares of Savage
     Corporation                               400              --              --             402
   Private placement                           524              --              --             525
   Exercise of employee
     stock options                             139              --              --             140
   Quasi reorganization                      1,545              --              --           1,545
   Net income                                   --          12,822              --          12,822
                                        ----------      ----------      ----------      ----------
Balances at October 31, 1995                11,387          16,765              --          28,266
   Stock option
     compensation                              286              --              --             286
                                                                                        ----------
   Net loss                                     --          (3,012)             --          (3,012)
                                        ----------      ----------      ----------      ----------
                                                                                        ----------
Balances at December 31, 1995               11,673          13,753              --          25,540
   Conversion of debentures                 10,069              --              --          10,087
   Acquisition of Intelect Visual
     Communications Corp.                    2,747              --              --           2,752
   Exercise of employee stock
     options                                 1,012              --              --           1,017
   Exercise of warrants from
     acquisition of Savage
     Corporation                             1,076              --              --           1,080

                                                                     (Continued)

See accompanying notes to consolidated financial statements.

                 INTELECT COMMUNICATIONS, INC. AND SUBSIDIARIES
           Consolidated Statements of Stockholders' Equity, Continued Years ended December 31, 1997 and 1996, two months ended December 31, 1995 and year ended October 31, 1995
                    (Thousands of dollars, except share data)

                                                           Preferred stock
                                                           ---------------
                                                Series A                     Series B                 Common stock
                                                --------                     --------                 ------------
                                         Shares           Par          Shares           Par        Shares          Par
   Settlement of subordinated
     debt and contingent
     purchase consideration of
     INT                                     --             --             --             --        169,986     $        2
   Purchase of other assets                  --             --             --             --        100,000              1
   Employee compensation -
     IVC                                     --             --             --             --        100,000              1
   Allocation of proceeds to
     beneficial conversion
     features of convertible
     debentures                              --             --             --             --             --             --
   Detachable warrants issued
     with convertible debentures             --             --             --             --             --             --
   Stock option compensation                 --             --             --             --             --             --
   Unrealized gain on
     marketable securities                   --             --             --             --             --             --
   Net loss                                  --             --             --             --             --             --
                                     ----------     ----------     ----------     ----------     ----------     ----------

Balances at December 31, 1996                --             --             --             --     15,027,728            150
Private placements
   Preferred, Series A                2,482,005             25             --             --             --             --
   Preferred, Series B                       --             --        914,286              9             --             --
   Common                                    --             --             --             --        696,400              7



                                                                         Unrealized       Total
                                       Additional                         gain on        stock-
                                         paid-in         Retained       marketable       holders'
                                         capital         earnings       securities       equity
                                         -------         --------       ----------       ------
   Settlement of subordinated
     debt and contingent
     purchase consideration of
     INT                               $      848      $       --      $       --      $      850
   Purchase of other assets                   374              --              --             375
   Employee compensation -
     IVC                                      499              --              --             500
   Allocation of proceeds to
     beneficial conversion
     features of convertible
     debentures                             4,947              --              --           4,947
   Detachable warrants issued
     with convertible debentures            3,117              --              --           3,117
   Stock option compensation                  487              --              --             487
   Unrealized gain on
     marketable securities                     --              --              18              18
   Net loss                                    --         (43,039)             --         (43,039)
                                       ----------      ----------      ----------      ----------
Balances at December 31, 1996              36,849         (29,286)             18           7,731
Private placements
   Preferred, Series A                      4,886              --              --           4,911
   Preferred, Series B                      3,868              --              --           3,877
   Common                                   3,323              --              --           3,330


                                                                     (Continued)
See accompanying notes to consolidated financial statements.

                 INTELECT COMMUNICATIONS, INC. AND SUBSIDIARIES Consolidated Statements of Stockholders' Equity, Continued
        Years ended December 31, 1997 and 1996, two months ended
                December 31, 1995 and year ended October 31, 1995
                    (Thousands of dollars, except share data)

                                                                   Preferred stock
                                                                   ---------------
                                                     Series A                        Series B                   Common stock
                                                     --------                        --------                   ------------
                                             Shares             Par          Shares            Par        Shares             Par
                                             ------             ---          ------            ---        ------             ---
Conversion of debentures                          --              --              --             --      5,376,864             54
Conversion of notes payable                2,482,006              25              --             --             --             --
Conversion of preferred stock               (780,583)             (8)             --             --        780,583              8
Detachable warrants issued
   with notes                                     --              --              --             --             --             --
Warrants issued for services                      --              --              --             --             --             --
Exercise of warrants                              --              --              --             --        930,000              9
Exercise of employee stock option                 --              --              --             --        561,666              6
Stock option compensation                         --              --              --             --             --             --
Settlement of royalty agreement                   --              --              --             --        542,182              6
Interest expense paid with stock:
   Preferred, Series A                        35,981              --              --             --             --             --
   Common                                         --              --              --             --         11,407             --
Preferred dividends paid with stock               --              --              --             --         28,148             --
Preferred dividends accrued
   Series A                                       --              --              --             --             --             --
   Series B                                       --              --              --             --             --             --
Amortization of beneficial conversion
features of preferred stock, Series B             --              --              --             --             --             --
Unrecognized loss on marketable
securities                                        --              --              --             --             --             --
   Net loss                                       --              --              --             --             --             --
                                          ----------      ----------      ----------     ----------     ----------     ----------

Balances at December 31, 1997              4,219,409      $       42         914,286     $        9     23,954,978     $      240
                                          ==========      ==========      ==========     ==========     ==========     ==========


                                                                                Unrealized       Total
                                                 Additional                      gain on         stock-
                                                  paid-in        Retained       marketable      holders'
                                                  capital        earnings       securities      equity
                                                  -------        --------       ----------      ------
Conversion of debentures                          14,796             --              --          14,850
Conversion of notes payable                        4,975             --              --           5,000
Conversion of preferred stock                         --             --              --              --
Detachable warrants issued
   with notes                                      1,661             --              --           1,661
Warrants issued for services                         250             --              --             250
Exercise of warrants                               1,881             --              --           1,890
Exercise of employee stock option                  1,569             --              --           1,575
Stock option compensation                            354             --              --             354
Settlement of royalty agreement                      841             --              --             847
Interest expense paid with stock:
   Preferred, Series A                                72             --              --              72
   Common                                             58             --              --              58
Preferred dividends paid with stock                  296           (296)             --              --
Preferred dividends accrued
   Series A                                          215           (215)             --              --
   Series B                                           15            (15)             --              --
Amortization of beneficial conversion
features of preferred stock, Series B                 31            (31)             --              --
Unrecognized loss on marketable
securities                                            --             --             (16)            (16)
   Net loss                                           --        (20,241)             --         (20,241)
                                              ----------     ----------      ----------      ----------
Balances at December 31, 1997                 $   75,940     $  (50,084)     $        2      $   26,149
                                              ==========     ==========      ==========      ==========

See accompanying notes to consolidated financial statements

                 INTELECT COMMUNICATIONS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
            Years ended December 31, 1997 and 1996, two months
             ended December 31, 1995 and year ended October 31, 1995
                    (Thousands of dollars, except share data)

                                                                                      Two months
                                                                 Years ended             ended       Year ended
                                                                 December 31,         December 31,   December 31,
                                                              1997          1996          1995          1995
                                                            --------      --------      --------      --------
Cash flows from operating activities:
   Net income (loss)                                        $(20,241)     $(43,039)      $(3,012)     $ 12,822
   Adjustments to reconcile net income (loss) to
     net cash used in operating activities:
        Depreciation and amortization                          3,412         3,581           106           486
        Deferred income taxes                                   (177)           87            --            --
        (Income) loss on discontinued
           operations                                            498            56           236       (13,824)
        (Income) loss from discontinued operations                --            --            --        (3,546)
        Noncash compensation                                      --           500            --            --
        Assets writedowns                                         --         6,033           338            --
        Stock option compensation                                354           487            50            --
        Noncash operating expenses                               191            --            --            --
        Amortization of deferred financing costs               1,920         9,105            --            --
        Equity in income of investee                              --            --            --          (366)
        Other                                                     34           (44)           --             9
        Change in operating assets and liabilities,
          net of effects of acquired companies:
             Accounts receivable                             (13,242)         (898)         (662)          136
             Inventories                                      (3,311)         (350)          277           196
             Other assets                                       (165)          (95)         (282)         (102)
             Accounts payable and accrued liabilities          5,875         1,603          (926)       (1,472)
             Net liabilities of discontinued operations           --           (76)         (795)        1,271
                                                            --------      --------      --------      --------
               Net cash used in operating activities         (24,852)      (23,050)       (4,670)       (4,390)
                                                            --------      --------      --------      --------

Cash flows from investing activities:
   Proceeds from sale of discontinued operations                  --            --            --        33,000
   Investment in discontinued operations                          --            --            --        (3,249)
    Payments for disposal of discontinued operations            (498)          (56)           --            --
   Purchase of other intangible assets                           (94)       (1,075)           --            --
   Capital expenditures                                       (2,993)       (3,660)         (293)         (238)
   Purchase of marketable securities                            (103)         (836)           --            --
   Purchase of other assets                                     (338)         (110)         (240)         (518)
   Software development costs                                 (1,317)       (1,395)           --            --
   Proceeds on sale of fixed assets                               --           200            --            12

See accompanying notes to consolidated financial statements.         (Continued)

                 INTELECT COMMUNICATIONS, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows, Continued
               Years ended December 31, 1997 and 1996, two months
            ended December 31, 1995 and year ended October 31, 1995
                    (Thousands of dollars, except share data)

                                                                                     Two months
                                                                Years ended            ended       Year ended
                                                                December 31,        December 31,  December 31,
                                                            1997          1996          1995          1995
                                                          --------      --------      --------      --------
Cash flows from investing activities (continued)
   Payment for acquisition of DNA, net of cash
     acquired                                                   --        (3,009)           --            --
   Loan to IVC, prior to acquisition                            --          (700)         (600)           --
   Payment for acquisition of IVC, net of cash
     acquired                                                   --          (668)           --            --
   Payment for acquisition of INT, net of cash
      acquired                                                  --            --            --          (632)
   Payment for acquisition of IEL, net of cash
     acquired                                                   --            --            --          (391)
                                                          --------      --------      --------      --------
               Net cash provided by (used in)
                   investing activities                     (5,343)      (11,309)       (1,133)       27,984
                                                          --------      --------      --------      --------

Cash flows from financing activities:
   Proceeds from issuance of convertible
      debentures                                                --        25,000            --            --
   Debt issuance costs                                        (255)       (1,623)           --            --
   Proceeds from issuance of notes payable                  14,910            --            --         9,880
   Principal payments on notes payable                        (200)         (880)          (70)      (15,530)
   Principal payments under capital lease obligations          (76)         (311)          (24)          (18)
   Principal payments on long-term debt                     (2,473)         (100)           --          (271)
   Proceeds from issuance of common shares                   3,266            --            --           665
   Proceeds from exercise of common stock warrants           1,890         1,080            --            --
   Proceeds from exercise of employee stock options          1,575         1,017            --            --
   Proceeds from issuance of preferred shares                8,789            --            --            --
   Quasi-reorganization                                         --            --            --            45
                                                          --------      --------      --------      --------
               Net cash provided by (used in)
                  financing activities                      27,426        24,183           (94)       (5,229)
                                                          --------      --------      --------      --------

Net increase (decrease) in cash and cash
   equivalents                                              (2,769)      (10,176)       (5,897)       18,365
Cash and cash equivalents, beginning of period               4,863        15,039        20,936         2,571
                                                          --------      --------      --------      --------
Cash and cash equivalents, end of period                  $  2,094      $  4,863      $ 15,039      $ 20,936
                                                          ========      ========      ========      ========

See accompanying notes to consolidated financial statements.

                 INTELECT COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(1)    Description of Business

       Intelect Communications, Inc. (the "Company") was incorporated in Delaware on May 23, 1995, and is the successor company of a reorganization, effective December 4, 1997, whereby the Company became a
       U. S. domiciled public company. The previous public company, Intelect Communications Systems Limited ("Intelect (Bermuda)"), a Bermuda company, became a subsidiary of Intelect Communications, Inc. Intelect (Bermuda) had operated under the name of Coastal International, Ltd. until September 1985 and as Challenger International, Ltd. until December 1995. The Company operates in one industry segment and is an international communications technology and products company that develops, manufactures and markets multimedia transport and switching systems for telecommunications and networking applications. The Company's products include fiber optic multiplexing, video conferencing equipment, digital switching, and telecommunications system design and development services.

       Former subsidiaries of the Company were engaged in information security product sales and services (from 1995 to 1997), in the manufacture and marketing of sporting arms (from 1989 to 1995), and in various energy related activities (from 1981 to 1988). These subsidiaries have been sold or liquidated as of December 31, 1997 (note 9).

       The Company's year end was changed in 1995 from October 31 to December 31 to coincide with the year ends of its then newly-acquired operating subsidiaries. The two-month period from November 1, 1995 to December 31, 1995 is hereinafter referred to as the "Transition Period."

       These financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred significant operating losses and negative cash flows from operations in 1997, 1996, and 1995. Losses were funded by proceeds from issuance of notes payable and the sale of preferred and common stock in 1997, net proceeds from issuance of convertible debentures in 1996, and proceeds from the sale of the Savage Arms subsidiary in October 1995. The Company expects operating losses and negative cash flow from operations to continue.

       Approximately 59% of 1997 revenues resulted from product sales to one distributor for multiple installations in the Republic of Korea. Following the financial and economic difficulties which developed in Korea and other Asian markets in late 1997, only $122,000 of product was released for shipment to the distributor between December 31, 1997 and March 27, 1998. The Company is continuing to implement engineering, marketing and distribution programs begun during 1997 to significantly increase sales to non-Korean customers, especially in the U.S. The company is also working with its Korean distributor to develop significant sales in that market during 1998. However, the outlook for increasing revenues, including the level and timing of renewed Korean sales, is uncertain. Also, the Company's progress toward improved cash flow may be delayed beyond current expectations. Accordingly, the Company has made contingency plans to reduce costs and preserve cash resources at lower levels of revenue.

       In order to finance both the expected operating losses and expected growth in production and revenue, the Company obtained financing in February 1998, through a sale of preferred stock and establishment of a secured credit facility (note 25). The Company believes these financial resources will be adequate to fund operations until profitability and positive operating cash flow are achieved. The Company cannot assure that profitability and positive cash flow will be achieved when expected. If the aforementioned sales plans are not achieved, operating losses and negative cash flows exceed the Company's estimates, or capital requirements in connection with the design, development, and commercialization of its principal products are higher than estimated, the Company will need to raise additional capital. Although the Company believes it could raise additional capital through public or private equity or debt financings, if necessary, the Company cannot assure that such financings would be available, or available on acceptable terms. If such financing were not available, the Company has determined that a significant reduction of engineering, development, selling, and administrative costs would allow the Company to continue as a going concern through 1998.

(2)    Significant Accounting Policies and Practices

       The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       (a)    Principles of Consolidation

              The consolidated financial statements include the financial statements of the Company and its subsidiaries, all of which are wholly owned, since their dates of acquisition. All significant intercompany balances and transactions have been eliminated in consolidation.

       (b)    Fair Value of Financial Instruments

              Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" requires disclosure of the fair value of certain financial instruments for which it is practicable to estimate fair value. For purposes of the disclosure requirements, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying values of cash, accounts receivable, marketable securities, notes payable and accounts payable are reasonable estimates of their fair value due to the short-term maturity of underlying financial instruments. It was not practical to estimate the fair value of the Company's long-term debt because quoted market prices do not exist and comparable securities were not available.

       (c)    Revenue and Expense Recognition

              Revenue from product sales is recognized upon shipment of products. Reserves for estimated sales returns and allowances are recorded in the same accounting period as the related revenues.

              Revenue from engineering services is recognized as the services are provided to the customers.

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

       (e)    Property and Equipment

              Property and equipment are stated at cost. Equipment under capital leases is stated at the present value of minimum lease payments.

              Depreciation on equipment is calculated on the straight-line method over the estimated useful lives of the assets. Equipment held under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the assets. The estimated useful lives are as follows:

                                                                                      Years
                                                                                      -----
                     Machinery and equipment                                          5 to 7
                     Computer equipment and software                                  3 to 5
                     Furniture and fixtures                                           5 to 7
                     Motor vehicles                                                     3

       (f)    Deferred Financing Costs

              A portion of the proceeds from the issuance of convertible debt securities with beneficial conversion features and/or detachable stock purchase warrants is recognized as additional paid-in capital and as a discount to its related debt instrument and amortized to interest expense ratably from the date of issuance to the date the related debt first becomes convertible. Other costs in connection with the issuance of the same securities are also deferred and amortized in the same manner (notes 11 and 12). Deferred financing costs in connection with the issuance of other debt are amortized to interest expense using the interest method over the term of the related debt instrument (note 10).

       (g)    Engineering and Development and Software Development Costs

              Engineering and development costs are expensed as incurred. Capitalization of software development costs commences upon the establishment of technological feasibility and ceases when the product is generally available for sale. Both the establishment of technological feasibility and the ongoing assessment of recoverability of capitalized development costs involve judgments by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and possible developments in software and hardware technologies. In 1996, the Company determined that technological feasibility and future revenue potential had been established for the SONETLYNX product line. During the years ended December 31, 1997 and 1996, the Company capitalized $1,317,000 and $1,395,000 of software development costs and charged operations for $477,000 and $6,000 of amortization, respectively. Amortization is based on estimated product revenues over the next five years.

              During the first three quarters of 1996, the Company capitalized software development costs associated with the development of the CS4 programmable switch, having established technological feasibility early in 1996. In December 1996, a reassessment of the product definition rendered invalid the establishment of technological feasibility because feasibility had not been attained for all the inter-related modules of the product. Accordingly, all costs that had been capitalized in previous quarters, totaling $2,442,000, were charged to engineering and development expense in the fourth quarter of 1996.

              During the year ended December 31, 1996, the Company advanced $396,000 to a software developer in connection with the development of certain software and related technology. Such amounts were charged to 1996 engineering and development expense.

       (h)    Earnings (Loss) Per Common Share

              Earnings Per Share - In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards
              (SFAS) No. 128, "Earnings per Share." Statement 128 established standards for computing and presenting earnings per share (EPS) and is effective for financial statements issued for periods ending after December 15, 1997. This statement requires presentation of basic and dilutive EPS. Basic EPS excludes the effect of common stock equivalents while diluted EPS gives effect to all dilutive potential common shares outstanding during the period.

       (i)    Foreign Currency Translation

              The Company's United Kingdom subsidiaries, Intelect Europe Limited ("IEL") and Intelect Network Systems Limited ("INSL"), used the local currency as the functional currency and translated net assets at the exchange rates in effect on the balance sheet dates, while income and expense accounts were translated at average rates. Foreign transaction exchange gains and losses were recognized as income or expense. Foreign currency translation adjustments and transaction amounts were not significant.

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

       (l)    Goodwill

              Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over 10 to 15 years. Accumulated amortization at December 31, 1997, and 1996, was $2,951,00, and $1,627,000, respectively.

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

              During the year ended December 31, 1996, the Company charged $4,175,000 to operations for the writedown of goodwill in connection with the 1996 acquisition of Intelect Visual Communications (see note 7(d)). The goodwill was considered impaired due to design flaws in the products acquired, which required design changes and enhancements and delayed market introduction. In addition, due to the liquidation of IEL, as described in note 7(b), goodwill of $740,000 associated with the 1995 acquisition of IEL was charged to 1996 operations. The aforementioned writedowns were measured in accordance with the policy described above.

              At December 31, 1997, the Company believes that no significant impairment of the remaining goodwill has occurred and that no reduction of the estimated useful lives is warranted.

       (m)    Other Intangible Assets

              Other intangible assets consist of a software license from a vendor (1996 only) and purchased product technology (note 8). Product technology assets are being amortized by the straight-line method over periods ranging from three to five years.

       (n)    Stock Option Plan

              The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied.

       (o)    Use of Estimates

              The Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from these estimates.

       (p)    Reclassification

              Certain prior period balances have been reclassified to conform to the current year presentation.

(3)    Cash and Cash Equivalents

       Cash and cash equivalents are comprised of the following:

                                                          December 31,
                                                          ------------
                                                    1997                1996
                                                    ----                ----
                Cash                          $         2,094     $         1,304
                Interest-bearing deposits                  --               3,559
                                              ---------------     ---------------
                         Total                $         2,094     $         4,863
                                              ===============     ===============

(4)    Investments in Marketable Securities

       Marketable securities are considered available-for-sale and are stated at fair value. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of shareholders' equity until realized. Realized gains and losses from the sale of such securities are determined on a specific identification basis. There were no sales of securities during any of the periods presented. Certificates of deposit are interest-bearing and are pledged in the course of contractual performance and for the purpose of obtaining operating leases. A summary of such securities follows:

                                                                        December 31,
                                                                        ------------
                                                        1997                                 1996
                                                        ----                                 ----
                                                      Gross                                    Gross
                                                   unrealized                               unrealized
                                                     holding        Fair                      holding      Fair
                                          Cost        gains         value        Cost          gains       value
                                          ----        -----         -----        ----          -----       -----
           Equity securities           $     52            2           54     $     52           18           70
           Certificates of deposit          888           --          888          784           --          784
                                       --------     --------     --------     --------     --------     --------
                    Total              $    940            2          942     $    836           18          854
                                       ========     ========     ========     ========     ========     ========

(5)    Inventories

       The components of inventories are as follows:

                                                         December 31,
                                                         ------------
                                                    1997              1996
                                                    ----              ----
            Raw materials                       $      5,209      $      2,727
            Work in progress                             630               292
            Finished goods                             2,050             1,213
                                                ------------      ------------
                                                       7,889             4,232
            Less allowance for obsolescence           (1,600)           (1,254)
                                                ------------      ------------
                     Total                      $      6,289      $      2,978
                                                ============      ============

(6)    Property and Equipment

       Property and equipment are summarized as follows:

                                                                              December 31,
                                                                              ------------
                                                                       1997                 1996
                                                                       ----                 ----
            Machinery and equipment                               $         3,883                2,785
            Computer equipment and software                                 3,026                2,537
            Furniture and fixtures                                          1,138                  711
            Leasehold improvement                                             223                   31
            Motor vehicles                                                     --                   76
                                                                  ---------------      ---------------
                                                                            8,270                6,140
            Less:
                Accumulated depreciation and amortization                  (2,229)              (1,094)
                Provision for loss on liquidation (note 7(b))                  --                 (761)
                                                                  ---------------      ---------------
                     Total                                        $         6,041                4,285
                                                                  ===============      ===============

(7)    Acquisitions

       During 1995, the Company purchased Intelect Network Technologies Company ("INT") and Intelect Europe Limited ("IEL"), and during 1996, the Company purchased DNA Enterprises, Inc. ("DNA") and Intelect Visual Communications Corp. ("IVC"). A summary of these acquisitions is as follows:

       (a)    Intelect Network Technologies Company

              On January 13, 1995, the Company acquired 16% of the capital stock of INT (formerly known as Intelect, Inc.) for $400,000. On March 31, 1995, the Company entered into an agreement to purchase the remaining 84% of the capital stock of INT (the "Option Agreement"). Under the terms of the Option Agreement, the Purchase Price was payable as follows:

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

              (ii) $4,000,000 in "Contingent Purchase Consideration" calculated on the future profitability of INT over the four year period from January 1, 1995. The Additional Payments were payable in cash or common stock, at the Company's option.

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

              On October 7, 1996, the Company reached an agreement with the holders of the Debentures (the "Vendors"), under which the Vendors exchanged their remaining rights to the Debentures and Contingent Purchase Consideration in exchange for 169,986 shares of common stock. The transaction increased Goodwill by $660,000.

       (b)    Intelect Europe Limited

              On August 31, 1995, the Company acquired 100% of the capital stock of IEL for $391,000 in cash and up to 300,000 of the Company's common shares in additional payments based on the future profitability of IEL over the five year period beginning August 31, 1995.

              In December, 1996, management made the decision to close the operations of IEL, which was subsequently placed in voluntary liquidation. The liquidation represented a disposal of a part of a line of business. Asset impairments were recorded and estimated liabilities to be incurred as a result of the liquidation were accrued, resulting in a charge to expense of $1,807,000 in 1996, including a writedown of $740,000 of unamortized goodwill.

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

              The Company agreed to redeem the $5.00 warrants at prices of $5.00, $5.50 and $6.00 per warrant share on the first, second, and third anniversaries of closing, respectively, and redeem the $7.00 warrants at prices of $5.50 and $6.00 per warrant share on the second and third anniversaries of closing, respectively, in each such case at the option of the warrant holders. The warrants were classified similar to redeemable preferred stock and included in long-term debt at their highest redemption price, totaling $3,600,000 at December 31, 1996 (note 11).

              The Company has renegotiated terms of payment of its redemption obligations (notes 11 and 25). On the first and second anniversaries, the warrant holders elected to redeem all 300,000 common share warrants available on each date.

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

       The estimated fair values of assets acquired and liabilities assumed on the respective transaction dates are summarized as follows:

                                                           DNA                IVC              INT                IEL
                                                           ---                ---              ---                ---
                    Cash                              $          3                27                40                --
                    Accounts receivable                        621                19               454               388
                    Inventory                                   --               245             2,683               278
                    Property and equipment                     502                81               700               492
                    Goodwill                                 7,280             4,514             8,260               812
                    Accounts payable and accruals             (166)             (123)           (4,721)           (1,293)
                    Deferred taxes                            (228)               --                --                --
                    Debt                                        --               (16)           (6,530)             (286)
                                                      ------------      ------------      ------------      ------------
                                                      $      8,012             4,747               886               391
                                                      ============      ============      ============      ============

       Purchase prices include legal and other costs associated with the acquisitions.

       Operating results of the acquisitions are included in the Company's consolidated results of operations from the effective dates of the acquisitions. The following unaudited pro-forma summary presents the consolidated results of operations as if the acquisitions had occurred at January 1, 1996 and November 1, 1994, after giving effect to certain adjustments, including amortization of goodwill, additional interest expense on the acquisition debt and related income tax effects. These pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of those dates or of results which may occur in the future:

                                                          Years ended
                                                          -----------
                                                 December 31,      October 31,
                                                    1996              1995
                                                    ----              ----
            Net revenues                        $     10,320      $      9,330
                                                ============      ============
            Loss from continuing operations     $    (43,251)     $     (4,580)
                                                ============      ============
            Net loss per common share           $      (3.34)     $      (0.42)
                                                ============      ============

       Unaudited pro forma amounts have not been presented for the two-month period ended December 31, 1995 because presentation of such information is not considered meaningful.

(8)    Other Intangible Assets

       Other intangible assets summarized as follows:

                                                                        December 31,
                                                                        ------------
                                                                   1997            1996
                                                                   ----            ----
         Investment in technology associated with SONETLYNX
             products (note 16)                                 $    1,407             500
         Technology license fees associated with video-
             conferencing products                                      --           3,267
         Other intellectual property                                   159             125
                                                                ----------      ----------
                                                                     1,566           3,892
         Less accumulated amortization                                (398)         (1,013)
                                                                ----------      ----------
                                                                $    1,168           2,879
                                                                ==========      ==========

       At December 31, 1996, the Company's technology license asset associated with its videoconferencing product and related liability were in dispute. The Company had not made any payments under the applicable license agreement after September 1996. The Company executed an amended technology license agreement with the licensor in settlement of the dispute. As a result of such settlement, the Company was released from paying a disputed obligation of $2,550,000 under the original license agreement and was required to pay $150,000 to the licensor for accrued and future minimum royalties. Further royalty payments, if any, will be contingent on sales of certain defined products, which products do not include the LANscape 2.0 wavelet-based video communications product line. In concert with the extinguishment of the $2,550,000 liability, an intangible asset of identical value was written off.

(9)    Discontinued Operations - Sale of Savage Corporation

       On October 3, 1995, the Company signed a Stock Purchase Agreement (the "Agreement") to sell its wholly-owned subsidiary Savage Corporation ("Savage") to Savage Sports Corporation (the "Buyer"), a newly-formed company owned by Ronald Coburn, the President of Savage Arms, Inc. (a wholly-owned subsidiary of Savage) and Fleet Equity Partners of Providence, Rhode Island. The Agreement reflected a base purchase price of $33,000,000 and the assumption by the buyer of up to $6,000,000 of defined debt. The Company was required to retire certain convertible preferred shares of Savage which required a cash payment of $500,000 and the issuance of 160,991 shares ($425,000 fair value at date) of the Company and to retire a specific debt of Savage aggregating $9,447,000 of principal and interest.

       On October 31, 1995, the Closing Date of the sale of Savage (the "Closing"), Savage's debts, as defined above, were less than $6,000,000 and, accordingly, the net cash proceeds to the Company on the sale of Savage amounted to $23,053,000 (being the gross proceeds of $33,000,000 less $9,447,000 used to retire a specific debt and $500,000 to retire 160,991 convertible preferred shares).

       The Company recorded a gain on the sale of Savage, for the year ended October 31, 1995, as follows:

            Base sale price                                   $    33,000
            Investment in and advances to Savage                  (17,605)
                                                              -----------
            Gross gain                                             15,395
            Less:
                Product liability and environmental costs            (675)
                Legal, financing and other costs                     (896)
                                                              -----------
                              Net gain on sale                $    13,824
                                                              ===========

       In connection with the sale of Savage, the Company has retained customary environmental and product liability contingent liabilities relating to Savage's operations prior to the Closing. The Company purchased insurance to cover certain of these contingent liabilities. There are no assurances that the insurance coverage will be sufficient to settle all claims (note
       20). The net liabilities of discontinued operations represent provisions for costs associated with the sale of Savage related principally to product and environmental liabilities of $400,000 at December 31, 1997 and 1996, respectively.

       Operating results of discontinued operations have been reclassified from amounts previously reported in the consolidated statement of operations and have been reported separately in the consolidated statements of operations. During the years ended December 31, 1997 and 1996, the Company recorded charges of $498,000 and $56,000 to the gain on disposal, representing legal fees (note 20).

       During the year ended October 31, 1995, the Company acquired Lakefield Arms Limited for $1,923,000, comprised of $998,000 cash and 416,666 common shares, valued at $2.22 per share. Lakefield Arms Limited was sold along with the other assets of Savage Corporation in October 1995.

       During the Transition Period ended December 31, 1995, the Company recorded an adjustment to the gain of $236,000 representing non-cash compensation.

       The results of discontinued operations for the year ended October 31, 1995 are as follows:

            Net sales and other revenues                               $       35,009
            Costs and expenses                                                 28,857
                                                                       --------------
            Income before income taxes                                          6,152
            Income taxes                                                        2,606
                                                                       --------------
            Income from discontinued operations                        $        3,546
                                                                       ==============

(10)    Notes payable

       In February 1997, the Company obtained a $15,000,000 credit facility from a private lender (the "Credit Facility"). Concurrent with the execution of the Coastal Note (defined below) and after having drawn down $6,000,000, the Credit Facility was terminated, in exchange for warrants to purchase 50,000 shares of common stock (note 16).

       In May 1997, the Company executed a loan agreement with The Coastal Corporation Second Pension Trust (the "Coastal Trust") whereby the Company borrowed $5,000,000 (the "Coastal Note") and the Coastal Trust purchased $5,000,000 of Series A preferred stock. The Coastal Note, together with accrued interest of $72,000 was subsequently converted into 2,517,986 shares of Series A preferred stock.

       In August 1997, after having converted the Coastal Note into preferred stock, the Company and the Coastal Trust amended and restated the loan agreement to provide for new borrowing, on a revolving basis, of up to $5,000,000 (the "Revolving Loan").

       Notes payable at December 31, 1997, are as follows:

           Credit Facility with a private lender, due March 27, 1998, including interest at the rate of 2% over prime (10.5% at December 31, 1997), secured by all outstanding shares of the Company's wholly owned U.S.
              subsidiaries (less unamortized discount of $176,000)                              $  5,824

           Revolving Loan with the Coastal Trust, due March 27, 1998, including interest at the rate of 2% over prime (10.5% at December 31, 1997)
              secured by all outstanding shares of the Company's wholly owned U.S.
              subsidiaries.  Advances are convertible into convertible preferred stock, at any time,  at the holder's option, at $6.18375 per share
              (less unamortized discount of $402,000)                                              2,598

           Promissory notes, unsecured, due on demand, bearing interest at 3%
              over prime (11.5% at December 31, 1997), payable to a group of individuals, including $233,000 to directors, $200,000 from an officer and $210,000 from employees of the Company, convertible at any time by the holders into common stock at a price of $5.25 per
              share                                                                                  710
                                                                                                --------
                                                                Total                           $  9,132
                                                                                                ========

       The Credit Facility, among other things, requires repayment in the event of certain cash sales of equity or placement of debt. Financing costs in connection with the issuance of the Credit Facility were $777,000, including $546,000 in the fair value of warrants to purchase 750,000 shares of common stock (note 16), valued using the Black-Scholes model, and $231,000 in cash. In 1997, $601,000 was charged to interest expense using the effective interest method over the loan period.

       The Revolving Loan, among other things, prohibits any additional indebtedness without the consent of the Coastal Trust, restricts payment of dividends on capital stock other than for dividends payable in capital stock, limits any purchase or redemption of any capital stock, and requires repayment in the event of certain cash sales of equity. Financing costs in connection with advances under the revolving loan were $995,000, including $987,000 in the fair value of warrants to purchase 450,000 shares of common stock (note 16), valued using the Black-Scholes model, and $8,000 in cash. In 1997, $593,000 was charged to interest expense using the effective interest method over the loan period. Future advances, if any, will result in the issuance of warrants to purchase 150,000 shares for every $1,000,000, or portion thereof, advanced.

       Financing costs in connection with the Coastal Note and the sale of preferred stock were $908,000, including $457,000 in the fair value of warrants to purchase 750,000 shares of common stock (note 16), $345,000 in the fair value of an option to purchase the $5,000,000 of preferred stock and $106,000 in cash. In 1997, $144,000 was charged to interest expense and $764,000 was charged to additional paid-in capital upon sale of the preferred stock.

(11)   Long-term debt

       Components of long-term debt are as follows:

                                                                                                  December 31,
                                                                                                  ------------
                                                                                             1997               1996
                                                                                             ----               ----
            Contract for acquisition of technology license with original face value of $3,500,000, payable in quarterly installments of
                $325,000 through June 1998 and a final payment in September 1998 of $275,000, renegotiated and settled in
                November 1997 (note 8)                                                    $        --         $  2,363
            Repurchase agreements for common stock warrants held by former shareholders of DNA, payable in two installments - $1,500,000 in
                February 1997, renegotiated and paid in monthly installments of
                $200,000, including interest at 6%, through December 1997, and
                $2,100,000 in February 1998
                (notes 7(c) and 25)                                                             2,100            3,600

            Partial purchase price of DNA, payable in two installments -
                $1,000,000 in February 1997 and $400,000 in February 1998,
                renegotiated into notes payable in monthly installments of
                $100,000, including interest of 6% through December 1997, and 8%
                after February 1998, through May 1998 (notes 7(c)
                and 25)                                                                           427            1,400
                                                                                          -----------         --------
                                                                                                2,527            7,363
            Less current installments                                                          (2,527)          (4,125)
                                                                                          -----------         --------
                                                                                          $        --         $  3,238
                                                                                          ===========         ========

       The technology contract was discounted in the accompanying 1996 consolidated financial statements to an effective interest rate of 7%. Accordingly, the carrying amounts approximate fair value.

(12)   Convertible Debentures

       During the year ended December 31, 1996, the Company issued three series of convertible debentures: "June Debentures" in the aggregate principal amount of $5,000,000 bearing interest at 7.5%, "August Debentures" in the aggregate principal amount of $10,000,000 bearing interest at 7.5%, and "October Debentures" in the aggregate principal amount of $10,000,000 bearing interest at 7%.

       At December 31, 1996, the June Debentures were fully converted into 773,514 shares of common stock, the August Debentures were partially converted into 883,691 shares of common stock, and the October Debentures were partially converted into 180,000 shares of common stock.

       At December 31,1997, the August Debentures were fully converted into 2,582,106 shares of common stock and the October debentures were fully converted into 3,868,449 shares of common stock.

       Convertible debentures were comprised of the following at December 31, 1996:

            7.5% debentures, due August 8, 1998, interest payable quarterly, redeemable at the Company's option after August 8, 1997, at 125%
                of the face amount for six months and 120% thereafter, or at the
                Nasdaq market price of the common stock if the stock price falls below the fixed conversion price of $11.0825, and convertible into common shares, at the holder's option, at the lesser of 85%
                of the Nasdaq five day average closing bid prior to the notice of conversion date, or $11.0825, subject to a maximum of
                2,582,107 shares
                                                                                                   $   5,723

            7%  debentures, due October 15, 1998, interest payable quarterly, redeemable at any time at the Company's option at 117.5% of the face amount, and convertible into common shares, at the holder's option, in equal one-third amounts of principal sixty, ninety and one hundred twenty days after October 15, 1996, at the lesser of 82.5% of the Nasdaq five day average closing bid prior to the notice of conversion date, or $12.00 (less unamortized discount of $582,000)
                                                                                                       8,608
                                                                                                    --------
                               Total                                                                $ 14,331
                                                                                                    ========

       Financing costs incurred in 1996 in connection with the issuance of debentures were $9,687,000, including $4,947,000 allocated to beneficial conversion features, $3,117,000 in the fair value of warrants to purchase 420,063 shares of common stock (note 16), valued using the Black-Scholes model, and $1,623,000 in cash. Interest expense included $582,000 and $9,105,000 in 1997 and 1996, respectively.

(13)   Lease Commitments

       The Company is obligated under various capital equipment leases that expire during the next three years. The gross amounts of equipment and vehicles and related accumulated amortization recorded under capital leases were as follows:

                                                    December 31,
                                                    ------------
                                                 1997           1996
                                                 ----           ----
            Equipment                         $      257            160
            Less accumulated amortization             69             39
                                              ----------     ----------
                                              $      188     $      121
                                              ==========     ==========

       Amortization of assets held under capital leases is included with depreciation and amortization expense.

       The Company leases office space and certain equipment under leases expiring at various dates through 2004. Rental expense under operating leases was approximately $1,528,000 and $1,032,000 for the years ended December 31, 1997 and 1996, respectively, $48,000 for the two months ended December 31, 1995 and $107,000 for the year ended October 31, 1995.

       Future annual year minimum commitments as of December 31, 1997 under capital and operating leases are as follows:

                                                         Capital          Operating
        Years ending December 31,                        leases            leases
                                                         ------            ------
        1998                                      $            89               1,501
        1999                                                   43               1,457
        2000                                                   12                 772
        2001                                                   --                 693
        2002 and thereafter                                    --               1,107
                                                  ---------------     ---------------
               Total minimum lease payments       $           144               5,530
                                                  ===============     ===============

       Imputed interest included in future minimum commitments on capital leases is not material.

(14)   Employee Benefit Plans

       The Company sponsors defined contribution 401(k) plans for substantially all employees. Pursuant to the plans, employees may request the Company to deduct and contribute amounts from their salary on a pre-tax basis. Employee contributions are subject to certain limitations and the Company may make matching contributions, at its discretion. The Company may also make discretionary contributions in addition to matching contributions. Company contributions vest ratably over periods of four to five years, beginning in the second or first year of employment, respectively. Company contributions to the plans were $345,000 and $459,000 for the years ended December 31, 1997, and 1996, respectively, $16,000 for the two month period ended December 31, 1995 and $26,500 for the year ended October 31, 1995.

(15)   Income Taxes

       Total income tax expense was allocated as follows:

                                                          Years ended           Two months
                                                          December 31,             ended        Year ended
                                                          ------------          December 31,   October 31,
                                                     1997            1996           1995           1995
                                                     ----            ----           ----           ----
           Loss from continuing operations        $     (126)             87             --             --
           Income from discontinued
              operations                                  --              --             --          2,606
           Goodwill, for initial recognition
              of acquired tax liabilities                 --             228             --             --
           Shareholder's equity (use of net
              operating loss carryforwards in
              existence at date of quasi-
              reorganization)                             --              --             --         (1,472)
                                                  ----------      ----------     ----------     ----------
                                                  $     (126)            315             --          1,134
                                                  ==========      ==========     ==========     ==========

       In 1995, the benefit from the utilization of net operating losses from discontinued operations, in existence as of the date of the quasi-reorganization, was recorded as a component of shareholders' equity.

       Significant components of the provision for income taxes attributable to continuing operations for the years ended December 31,1997 and 1996 (two months ended December 31, 1995, and year ended October 31, 1995: nil) are as follows:

                                           1997            1996
                                        ----------      ----------
          Current
            Federal                     $       --              --
            State                               51              --
                                        ----------      ----------
                   Total current                51              --
                                        ----------      ----------
         Deferred:
            Federal                           (171)             84
            State                               (6)              3
                                        ----------      ----------
                   Total deferred             (177)             87
                                        ----------      ----------
         Total current and deferred     $     (126)             87
                                        ==========      ==========

       The difference between the actual income tax benefit and the benefit computed by applying the statutory corporate income tax rate of 34% to pretax losses from continuing operations is attributable to the following:

                                                       Years ended       Two months
                                                       December 31,         ended      Year ended
                                                       ------------     December 31,   October 31,
                                                   1997         1996         1995         1995
                                                 -------      -------      -------      -------
           Computed expected tax benefit         $(6,755)     (14,585)      (1,024)      (1,766)
           Increase in net operating loss
              carryforwards not providing
              current benefit                      5,394        7,530          880        1,292
           Permanent items                           407        1,776           --          390
           Tax effect of loss not subject to
              U.S. taxation                          856        4,517          144          117
           Other                                     (28)         849           --          (33)
                                                 -------      -------      -------      -------
                    Tax expense (benefit)        $  (126)          87           --           --
                                                 =======      =======      =======      =======

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are as follows:

                                                                                   December 31,
                                                                                   ------------
                                                                               1997            1996
                                                                               ----            ----
            Deferred tax assets:
                Preacquisition net operating loss carryforwards            $    4,831           4,831
                Postacquisition net operating loss carryforwards               14,156           8,762
                Inventories - due to reserves and additional costs
                  capitalized for tax                                             544             374
                Accrued contract completion costs                                  34             110
                Goodwill                                                           71              71
                License fees and intellectual property                             11             257
                Other expenses                                                    836             423
                Alternative minimum tax and other credit carryforwards            298             298
                                                                           ----------      ----------
                              Gross deferred tax assets                        20,781          15,126
                Less valuation allowance                                      (20,781)        (15,126)
                                                                           ----------      ----------
                              Deferred tax assets                          $       --              --
                                                                           ==========      ==========

            Deferred tax liabilities:
                Depreciation                                               $       --              87
                Other                                                             137             228
                                                                           ----------      ----------
                              Deferred tax liabilities                     $      137             315
                                                                           ==========      ==========

            Net deferred tax liability                                     $      137             315
                                                                           ==========      ==========

       At December 31, 1997, the Company had federal net operating loss carryforwards of approximately $55,845,000, and tax credit carryforwards of $298,000. The future utilization of $14,210,000 of the preacquisition net operating losses and the credit carryforwards related to the acquisition of INT and IVC will be limited under Internal Revenue Code sections 382 and 383. The tax benefits from the utilization of the preacquisition operating loss carryforwards and the tax credits will be credited to goodwill when realized.

       Following is a summary of the carryforwards and the expiration dates as of December 31, 1997:

                                                                                                  Expiration
                                                                                 Amounts            dates
                                                                                 -------            -----
            Postacquisition net operating loss carryforwards                   $    41,635           2012
            Preacquisition net operating loss carryforwards                         14,210         2008-2009
            Alternative minimum tax credit                                              38             -
            General business credit                                                    260         1998-2000

       In 1996, Intelect (Bermuda) was not subject to income tax in Bermuda and did not consider itself to be engaged in trade or business in the U.S. As such, Intelect (Bermuda) does not expect to be subject to direct United States taxation.

(16)   Stockholders' Equity

       Authorized share capital of $0.01 par value was as follows:

                                                                              December 31,
                                                                              ------------
                                                                         1997               1996
                                                                         ----               ----
            Preferred Stock                                           50,000,000         15,000,000
            Common Stock                                              50,000,000         80,000,000

       Share transactions during the year ended December 31, 1997, were as follows:

       a. Authorized 10,000,000 shares and sold 2,482,005 shares of $2.0145, 10% Cumulative Convertible Preferred Stock, Series A, for $5,000,000, in conjunction with a loan agreement with the Coastal Trust, resulting in net proceeds of $4,911,000, after issuance costs of $89,000. Dividends are payable quarterly, in cash or common stock, at the Company's option. The Company elected to pay dividends payable at September 30 and December 31, 1997, in common stock. The series may be redeemed, at the Company's option, at 110%, 105% and 100% of face value after June 1, 1999, 2000, and 2001, respectively, and is convertible into shares of common stock on a share for share basis, subject to anti-dilution provisions. The holders have the right of first refusal to participate in certain private equity or debt offerings. The series ranks in pari passu with the Series B and Series C preferred stock.

       b. Authorized and sold 914,286 shares of $4.375, 10% Cumulative Convertible Preferred Stock, Series B, for $4,000,000, in a private placement, resulting in net proceeds of $3,877,000, after issuance costs of $123,000. Dividends are payable quarterly, in cash or common stock, at the Company's option, beginning March 31, 1998. The series may be redeemed, at the Company's option, at the greater of $5.25 per share or the average closing market bid price for the five consecutive trading days prior to the date of redemption. Beginning after May 31, 1998, 50% of the preferred stock is convertible into common stock and the remaining 50% is convertible into common stock on June 30, 1998. The number of common shares the holder is entitled to receive on conversion is the greater of (i) the number of shares of preferred stock multiplied by 1.10, or (ii) the number of shares of preferred stock multiplied by a number, the numerator of which is $4.375 and the denominator if which is 0.85 multiplied by the average daily closing market bid price for the common stock, as quoted on the Nasdaq National Market system, for the five trading days immediately preceding the date of the notice of election of conversion. The holders have the right of first refusal to participate in certain private equity or debt offerings. The series ranks in pari passu with the Series A and Series C preferred stock.

       c. Sold 675,000 shares of common stock in private placements of 60,000 shares at $5.00 per share and 615,000 shares at $5.25 per share, to accredited investors, resulting in net proceeds of $3,330,000, after issuance costs of $199,000. An additional 21,400 shares were issued in payment for placement services related to the 615,000 shares.

       d. Issued 780,583 shares of common stock upon the conversion of Series A preferred stock by the Coastal Trust.

       e. Issued 930,000 shares of common stock upon the exercise of warrants. 750,000 common shares at $2.00 were issued to the Coastal Trust; 150,000 shares at $2.00 were issued to the Credit Facility private lender; and 30,000 shares at $4.50 were issued pursuant to a consulting agreement, resulting in net proceeds of $1,890,000 after issuance costs of $45,000.

       f. Issued 542,182 shares of common stock at $1.5625, totaling $847,000, together with $60,000 cash in settlement of all future royalties under a technology purchase agreement. The royalty agreement had been initially executed in conjunction with certain technology purchased by the Company.

       g. Issued 11,407 shares of common stock in payment for $58,000 of interest on Convertible Debentures, due June 30, 1997.

       h. Issued 28,148 shares of common stock in payment for $296,000 of dividends on Series A preferred stock.

       i.      Issued warrants exercisable for common shares as follows:

                                            Warrant         Exercise
              Grant date                    shares          price        Exercise period
              ----------                    ------          -----        ---------------
              February 26, 1997(*)          300,000         $5.00        February 1997 - February 2002
              March 27, 1997(*)             300,000         3.25         March 1997 - March 2002
              April 24, 1997(*)             150,000         3.25         April 1997 - April 2002
              May 1, 1997                   100,000         3.00         January 1998 - December 2002
              May 1, 1997                   100,000         5.00         January 1998 - December 2002
              May 1, 1997                   100,000         7.00         January 1998 - December 2002
              May 8, 1997                   300,000         2.00         May 1997 - February 2002
              May 8, 1997                   300,000         2.00         May 1997 - March 2002
              May 8, 1997                   150,000         2.00         May 1997 - April 2002
              May 8, 1997                    50,000         2.00         May 1997 - May 2002
              May 8, 1997                   750,000         2.00         May 1997 - May 2002
              June 19, 1997                   6,750         3.6313       June 1997 - June 2004
              July 2,1997                    30,000         4.50         August 1997 - December 2001
              July 25, 1997                   6,750         3.6313       July 1997 - June 2004
              August 15, 1997                 6,750         3.6313       August 1997 - June 2004
              August 27, 1997               450,000         6.00         August 1997 - August 2002
              August 29, 1997                 6,750         3.6313       August 1997 - June 2004
              September 17, 1997             13,500         3.6313       September 1997 - June 2004

                   (*)  Replaced on May 8, 1997.

              The fair value of warrants issued was determined using the Black-Scholes option pricing model with the following assumptions:

                                            Stock     Exercise    Term                    Interest          Fair
              Issue                         price       price     (yrs)     Volatility       rate          value
              -----                         -----       -----     -----     ----------       ----          -----
              Credit Facility with private lender:
              February 26, 1997(*)        $4.675       $5.00      1.00      70.06%        6.19%         $381,000
              March 27, 1997(*)            2.325        3.25      1.00      74.07         6.67           139,000
              April 24, 1997(*)            1.619        3.25      1.00      74.36         6.77            26,000
                                                                                                        --------
                                                                       Total                             546,000
                                                                                                        --------

                   (*) Replaced on May 8, 1997. The fair value of the replacement warrants was less than the unamortized value of the original warrants on date of replacement.

              May 8, 1997                  1.975        2.00      1.00      74.30         6.62           183,000
              May 8, 1997                  1.975        2.00      1.00      74.30         6.62           183,000
              May 8, 1997                  1.975        2.00      1.00      74.30         6.61            91,000
              May 8, 1997                  1.975        2.00      1.00      74.30         6.59            30,000

              Advisory Services Agreement:
              May 1, 1997                  1.55         3.00      1.67      74.71         6.60            33,000
              May 1, 1997                  1.55         5.00      1.67      74.71         6.60            16,000
              May 1, 1997                  1.55         7.00      1.67      74.71         6.60             9,000
                                                                                                         -------
                                                                       Total                              58,000

              Loan Agreements with Coastal Trust:
              May 8, 1997                  1.975        2.00      1.00      74.30         6.59           457,000
              August 27, 1997              6.444        6.00      1.00      75.00         6.24           987,000

              Distributor Agreement:
              June 19, 1997                3.581      3.6313      1.00      75.00         6.38             8,000
              July 25, 1997                6.344      3.6313      1.00      75.00         6.11            22,000
              August 15, 1997              6.475      3.6313      1.00      75.00         6.20            23,000
              August 29, 1997              6.731      3.6313      1.00      75.00         6.24            25,000
              September 17, 1997           9.438      3.6313      1.00      75.00         6.24            84,000
                                                                                                        --------
                                                                         Total                           162,000

              Equity Placement Services:
              July 2, 1997                 Not valued because services were for placement of equity.

              At December 31, 1997, outstanding warrants were as follows:

                                         Warrant            Exercise
              Grant date                 shares             price        Exercise period
              ----------                 ------             -----        ---------------
              February 13, 1996           300,000           7.00         February 1998 - February 1999
              June 7, 1996                125,000           13.1875      June 1996 - June 2001
              August 8, 1996               70,063           8.56375      August 1996 - August 2001
              September 9, 1996           125,000           9.5625       September 1996 -September 2001
              October 15, 1996            225,000           7.50         October 1996 - October 2001
              May 1, 1997                 100,000           3.00         January 1998 - December 2002
              May 1, 1997                 100,000           5.00         January 1998 - December 2002
              May 1, 1997                 100,000           7.00         January 1998 - December 2002
              May 8, 1997                 300,000           2.00         May 1997 - February 2002
              May 8, 1997                 300,000           2.00         May 1997 - March 2002
              May 8, 1997                  50,000           2.00         May 1997 - May 2002
              June 19, 1997                 6,750           3.6313       June 1997 - June 2001
              July 25, 1997                 6,750           3.6313       July 1997 - June 2001
              August 15, 1997               6,750           3.6313       August 1997 - June 2001
              August 27, 1997             450,000           6.00         August 1997 - August 2002
              August 29, 1997               6,750           3.6313       August 1997 - June 2001
              September 17, 1997           13,500           3.6313       September 1997 - June 2001
                                       ----------
                      Total             1,985,563

         Share transactions during the year ended December 31, 1996, were as follows:

         a. Issued 180,000 common shares at $2.50 per share and 180,000 common shares at $3.50 per share upon the exercise of warrants issued to the previous owners of Savage Corporation. The warrants had been issued in connection with the acquisition of Savage Corporation.

         b. Issued 100,000 common shares at $3.75 per share in consideration for an investment of $375,000 in debentures with a CDN $500,000 face value, previously issued by Lakefield Arms Limited. The debentures are unsecured, bear interest at 8% per annum, and mature August 4, 1999.

         c. Issued warrants exercisable for common shares in conjunction with the issuance of convertible debentures, and in conjunction with the acquisition of DNA Enterprises, Inc., as follows:

                                                    Warrant         Exercise
                      Grant Date                    shares           price                Exercise period
                      ----------                    -------          -----                ---------------
                  February 13, 1996                 300,000       $   5.00        February 1997 - February 1999
                  February 13, 1996                 300,000           7.00        February 1998 - February 1999
                  June 7, 1996                      125,000           13.1875     June 1996 - June 2001
                  August 8, 1996                     70,063           8.56375     August 1996 - August 2001
                  September 9, 1996                 125,000           9.5625      September 1996 - September 2001
                  October 15, 1996                  225,000           7.50        October 1996 - October 2001

         d. The fair value of warrants issued in conjunction with the convertible debentures was determined using the Black-Scholes option pricing model with the following assumptions:

                                            Stock        Exercise       Term                 Interest        Fair
                          Issue             price          price       (yrs)    Volatility     rate         value
                          -----             -----          -----       -----    ----------     ----         -----
                  June 7, 1996              13.1875       13.1875        5.0       70.5%        7.05%      $ 1,058,000
                  August 8, 1996             9.5625        8.56375       5.0       73.1         7.05           453,000
                  September 9, 1996          7.50          9.5625        5.0       71.6         7.05           561,000
                  October 15, 1996           7.50          7.50          5.0       68.3         6.00         1,045,000
                                                                                                           -----------
                                                                                              Total        $ 3,117,000
                                                                                                           ===========

       There have been no dividends declared on common shares for any of the periods reported.

(17)   Employee Stock Option Plan

       In 1995, Intelect (Bermuda) adopted a stock option plan (the "Plan") pursuant to which the Company's Board of Directors may grant stock options to directors, officers and key employees. The Plan, adopted by the Company as part of the redomiciling process, authorizes grants of options to purchase up to 4,000,000 shares of authorized common stock. The exercise price for stock options granted may range from 25% to 110% of the fair market value of the shares on the date of grant. All stock options have 10-year terms and vest and become fully exercisable according to schedules determined by the Board of Directors, generally one-third on each of the first three anniversaries of the date of grant. At December 31, 1997, there were 548,834 shares available for grant under the Plan. The Plan replaced a predecessor plan which continues only to the extent that there are 240,000 unexercised options outstanding at December 31, 1997.

       The per share weighted-average fair value of stock options granted during 1997, 1996, and the Transition Period was $2.04, $4.66, and $7.07, respectively, on the dates of grants. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted-average assumptions:

                                                                                                     Two months
                                                                   Years Ended December 31,            ended
                                                                   ------------------------         December 31,
                                                                   1997               1996              1995
                                                                   ----               ----              ----
            Expected dividend yield                               0%                0%                 0%
            Stock price volatility                                75%               68%                68%
            Risk free interest rate                               5.7%              6.1%               6.7%
            Expected option term                                  3 years           3 years            3 years

       The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, has recognized compensation expense with respect to certain options granted at exercise prices less than the stock's market value on the date of grant. During the years ended December 31, 1997 and 1996, and the Transition Period, the Company recognized compensation expense of $354,000, $487,000, and $286,000, respectively.

       Had the Company determined compensation cost based on the fair value on the grant date for its stock options under SFAS No. 123, the Company's net losses would have been increased to pro forma amounts as follows:

                                                                                                     Two months
                                                                   Years ended December 31,            ended
                                                                   ------------------------         December 31,
                                                                   1997               1996              1995
                                                                   ----               ----              ----
            Net loss:
                As reported                                       $(20,798)          (43,039)           (3,012)
                Pro forma                                          (25,208)          (51,787)           (6,420)

            Loss per share:
                As reported                                        $(1.01)            (3.33)            (0.26)
                Pro forma                                           (1.23)            (4.00)            (0.56)

       Pro forma net losses reflect only options granted in 1997, 1996, and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the option's vesting period of three years and compensation cost for options granted prior to November 1, 1995, is not considered. Furthermore, the effects of applying SFAS No. 123 may not be representative of the effects on reported net income for future years.

       Stock option activity during the periods indicated was as follows:

                                                                                          Two months
                                                             Years ended                    ended
                                                            December 31,                   December          Year ended
                                                            ------------                     31,             October 31,
                                                      1997               1996               1995                1995
                                                      ----               ----               ----                ----
           Number of options:
              Outstanding, beginning of
                  period                            2,526,500          1,917,800            987,800          1,044,018
              Granted                               2,208,500          1,260,000            970,000            172,000
              Exercised                              (561,666)          (530,000)                --            (74,318)
              Canceled                               (902,334)          (121,300)           (40,000)          (153,900)
              Outstanding, end of period            3,271,000          2,526,500          1,917,800            987,800

           Weighted average exercise price:
              Outstanding, beginning of
                  period                        $        4.58               2.56               1.94               1.86
              Granted                                    3.87               6.85               3.22               4.16
              Exercised                                  3.03               1.93                 --               1.93
              Canceled                                   6.32               7.77               3.00               3.93
              Outstanding, end of period        $        3.93               4.58               2.56               1.94

       At December 31, 1997 and 1996, the number of options exercisable was 1,056,659 and 734,332, respectively, and the weighted-average exercise price of those options was $3.78 and $2.79, respectively.

       At December 31, 1997, the range of exercise prices and the weighted-average remaining contractual life of outstanding options, was $1.00 to $10.375 and 8.7 years, respectively, as shown in the following table:

                                             Vested option
                   Option shares                 shares               Exercise prices              Expiration
                    outstanding               outstanding                per share                   dates
                    -----------               -----------                ---------                   -----
                      100,000                    100,000                 1.00                      1999-2002
                      826,000                     10,000                 2.00                         2007
                       40,000                     40,000                 2.375                        2004
                      100,000                    100,000                 2.66                         2003
                      760,000                    336,663                 3.00                        2005-7
                      300,000                    100,000                 4.00                         2007
                       29,500                         --                 4.25                         2007
                       75,000                     24,999                 4.375                        2006
                       13,000                         --                 4.50                         2007
                      168,500                    100,000                 5.00                         2007
                      100,000                    100,000                 5.35                         2006
                       25,000                      8,333                 5.375                        2006
                       20,000                         --                 5.94                         2007
                      366,500                     75,000                 6.25                         2007
                      100,000                     33,332                 6.50                         2006
                       65,000                     21,666                 7.50                         2006
                      142,500                         --                 8.50                         2007
                       20,000                      6,666                 9.25                         2006
                       30,000                         --                10.375                        2007

(18)   Income (Loss) Per Share

       The weighted average number of shares outstanding during the period is calculated as follows:

                                                                             Two months
                                               Years ended December 31         ended       Year ended
                                               -----------------------      December 31,   October 31
                                                  1997           1996           1995           1995
                                                  ----           ----           ----           ----
          Common shares outstanding,
          beginning of period                  15,027,728     11,385,117     11,385,117     10,583,142
          Shares issued (weighted average)      5,530,716      1,558,319             --        441,360
                                               ----------     ----------     ----------     ----------
          Weighted average common shares
          outstanding                          20,558,444     12,943,436     11,385,117     11,024,502
                                               ==========     ==========     ==========     ==========

       Basic and diluted income (loss) per share is based on the weighted average number of common shares outstanding for the period. Common share equivalents relating to the exercise of stock options and stock warrants, conversion of preferred stock, or conversion of convertible debt have been excluded from the computation as the effects would have been anti-dilutive.

       Contingent shares, which were part of the INT and IVC acquisitions have been excluded from the calculations because it was considered unlikely that the underlying performance criteria would be met.

(19)   Quasi-Reorganization

       Quasi-reorganization adjustments in the year ended October 31, 1995 of $1,545,000 were the result of the realization of deferred tax benefits on discontinued operations (note 15) and valuation adjustments to liabilities existing prior to October 31, 1992, date of the quasi-reorganization.

(20)   Contingencies

       Intelect (Bermuda) is contingently liable for certain potential liabilities related to its discontinued operations. Specifically, under a stock purchase agreement dated October 3, 1995 ("1995 Agreement"), Intelect (Bermuda) agreed to indemnify Savage Sports Corporation, the purchaser of Savage Arms, Inc. (a manufacturer of fire arms), for certain product liability, environmental clean-up costs and other contractual liabilities, including certain asserted successor liability claims. One of the liabilities assumed involves a firearms product liability lawsuit filed by Jack Taylor individually and as father of Kevin Taylor in Alaska Superior Court (the "Taylor litigation"). Intelect (Bermuda) is informed that a defendant in the Taylor litigation, Western Auto Supply Co., settled the lawsuit for $5 million and, in turn, has asserted a third-party claim against Savage Arms, Inc. for indemnification in the amount of the settlement plus attorneys' fees and related costs. Savage Arms has asserted defenses to the claims and Intelect (Bermuda) believes additional defenses may be available. Based on the information available to date, it is impossible to predict the outcome of this litigation or to assess the probability of any verdict.

       Intelect (Bermuda) also has been notified that Savage Sports Corporation seeks indemnification under the 1995 Agreement in connection with certain other product liability claims. Most notably, Intelect (Bermuda) has undertaken the defense of a lawsuit filed against Savage Arms, Inc. by Emhart Industries, Inc. ("Emhart") in the United States District Court for the District of Massachusetts (the "Emhart litigation"). In the lawsuit, Emhart requests indemnification from Savage Arms, Inc. under an agreement Emhart allegedly executed in 1981 with Savage Industries, Inc., claiming that Savage Arms, Inc. is a successor to Savage Industries, Inc. To date, Emhart has claimed indemnification of approximately $2.2 million for five lawsuits it has defended or settled and also seeks a declaratory judgment that it is entitled to indemnification for losses and expenses related to firearms product liability actions which may be filed against Emhart in the future. Intelect (Bermuda) intends to assert additional defenses. The parties are in discovery and Intelect (Bermuda) cannot at this time predict the outcome of the litigation.

       In the event the Taylor litigation and/or Emhart litigation were to be resolved adversely to Intelect (Bermuda) there would be a material adverse effect on the Company's financial condition and results of operations.

(21)   Domestic and Foreign Operations

       The Company operates in predominantly one business segment, which consists of the design, manufacture and sale of telecommunications and related equipment.

       In the periods ended December 31, 1997 and 1995 and October 31, 1995, substantially all the Company's revenues and assets were in the United States. Operations discontinued in 1995 were substantially in the United States. Information about the company's operations in different geographic locations as of and for the year ended December 31, 1996 follows:

                                                          United States            Europe       Consolidated
                                                          -------------            ------       ------------
            Net revenues                                   $   6,907                2,445            9,352
                                                             =======                =====         ========

            Operating losses                                $(13,072)              (2,365)         (15,437)
                                                              ======                =====
            General corporate expenses                                                             (17,548)
            Interest expense                                                                        (9,911)
                                                                                                  --------
                  Loss from continuing
                     operations before
                     income taxes                                                                 $(42,896)

            Identifiable assets                             $ 30,308                  221           30,529
            Corporate assets                                                                         5,489
                                                                                                  --------
                  Total assets                                                                    $ 36,018
                                                                                                  ========

       Revenue transfers between geographic areas are not material. Operating profit is total revenue less operating expenses, excluding interest, income taxes and engineering and development expenses and asset writedowns which are considered by management to be corporate expenses. Identifiable assets are those assets of the Company that are identified with the operations in each geographic area. Identifiable assets for Europe at December 31, 1996, were disproportionately low due to the voluntary liquidation of IEL (note 7(b)). Identifiable assets in Europe at December 31, 1996, were those of Intelect Network Systems Limited, a sales and service company chartered in November 1996, and sold in May 1997. Corporate assets were principally cash and deferred financing costs.

       Direct and indirect export sales were $25,071,000 (66%) of revenues in the year ended December 31, 1997. Of the export sales, $22,677,000 were to Asia, substantially all to the Republic of Korea (note 23).

       Direct export sales of $1,402,000 for the year ended December 31, 1996, are included in the United States net sales.

(22)   Related Party Transactions

       During the year ended December 31, 1997, the following related party transactions were recorded:

       (a) Borrowed $200,000 from a director in May, and repaid the loan in September, including interest of $8,000.

       (b) Renewed a loan to an officer in the amount of $95,000, including accrued interest, which was outstanding at December 31, 1997. The 5%
            note is secured by a stock pledge agreement.

       (c) Borrowed $643,000 from a group of individuals, including $233,000 from directors, $200,000 from an officer and $210,000 from employees.

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

(23)   Significant Customers and Concentration of Credit Risk

       In 1997, a distributor and one customer represented 59% and 11% of consolidated net revenues. The distributor sells to at least five end users in the Republic of Korea.

       In 1996, one customer represented 25% of the consolidated net revenue.

       Three customers represented 49%, 24% and 11% of the consolidated net revenues for the two month period ended December 31, 1995.

       Four customers represented 27%, 15%, 13% and 13% of consolidated net revenues for the year ended October 31, 1995.

       The Company is subject to credit risk through trade receivables. At December 31, 1997 the distributor responsible for all revenue from Korea, accounted for $9,879,000 (63%) of the accounts receivable. The Company has received from the distributor a promissory note and pledge of security interests in certain collateral, including the distributor's accounts receivable. In view of the economic conditions and monetary environment in Korea, there is increased uncertainty of future sales to the distributor and corresponding risk of collectability of the receivable. However, the distributor has, since December 31, 1997, paid $4,875,000 of the principal and $63,000 interest on the note. The Company has assessed the financial condition of the distributor and believes the balance of the note will be collected in full.

(24)   Supplemental Disclosure of Cash Flow Information (thousands of U.S.
       dollars)

                                                             Years ended                  Two months
                                                             December 31,                   ended         Year ended
                                                             ------------                December 31,     October 31,
                                                       1997               1996               1995           1995
                                                       ----               ----               ----           ----
           Cash paid during the period for:
              Interest                                 $ 704                509              23                408

       Noncash Items

       During the year ended December 31, 1997, the Company recorded the following noncash transactions:

       (a)  Converted convertible debentures into common stock - $14,913,000.

       (b)  Converted notes payable into preferred stock - $5,000,000.

       (c)  Converted preferred stock into common stock(par value only) -
            $8,000.

       (d) Applied a note payable against a technology license asset upon settlement of a contractual dispute - $2,363,000.

       (e) Issued common stock in conjunction with termination of a royalty agreement - $847,000.

       (f)  Issued common stock in payment of preferred stock dividends -
            $296,000.

       (g) Issued preferred stock in payment of interest on notes payable - $72,000.

       (h)  Issued common stock in payment of interest on convertible debentures
            - $58,000.

       (i) Issued common stock warrants in conjunction with notes payable - $1,661,000.

       (j) Issued common stock warrants in conjunction with a distributor agreement - $162,000.

       (k) Issued common stock warrants in conjunction with an advisory services agreement - $58,000.

       (l) Issued common stock warrants upon termination of credit facility - $30,000.

       (m) Allocation of retained earnings to beneficial conversion feature of preferred stock issued - $31,000.

       (n)  Acquired equipment under capital leases - $117,000.

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

(25)   Subsequent Events

       (a) On February 9, 1998, the Company sold 10,000 shares of Series C Convertible Preferred Stock, in a private placement, for $10,000,000. Dividends accumulate at the rate of 4% per annum, are payable upon conversion, and may be paid in cash or common stock, at the Company's option. The preferred stock will automatically convert into common stock on February 9, 2000, and may be converted prior to that date, at the holder's option, at the lesser of $9.082 per common share or at 97% of the market price. Market price is defined as the arithmetic average of the three lowest closing bid prices in the ten consecutive trading days immediately preceding the conversion date. The Company may fix the conversion price at $9.082 if, for any 20 of 30 consecutive trading days, the daily volume-weighted price of the common stock is $12.00 or greater. The preferred stock may be redeemed, at the Company's option, at 110% of the stated value if the daily weighed average trading price is below $3.00 per share for ten consecutive trading days. Terms of the series, among other things, limit the rate of conversion and the rate of sale of common stock acquired upon conversion, prohibit the Company from entering into certain public or private offerings of securities until the series is registered and prohibit redeeming any common stock, or declaring any dividends on common stock. Proceeds of the sale will be used for working capital and general corporate purposes.

       (b) On February 12, 1998, the Company established a $15,000,000 credit facility (the "Facility") with a private lender, and received an initial advance of $3,000,000. The Facility is due February 12, 1999, is secured by all outstanding shares of the Company's wholly owned U.S. subsidiaries, which are shared in pari passu with two existing lenders, and bears interest at the rate of 7% per annum, payable at maturity. In conjunction with advances under the Facility, the lender is to receive warrants to purchase common stock, exercisable at any time for a three year period, at the rate of 15,000 warrant shares for each $100,000 advanced at an exercise price of $7.50 per share for the first $10,000,000 advanced, and at an exercise price equal to $1.50 greater than the average closing bid price of the common stock for the ten day period immediately prior to the date of each advance for advances over $10,000,000. Outstanding advances and accrued interest are convertible into shares of common stock at a price of $9.082, at the lender's option provided the market price of the common stock is less than $13.50, and at the Company's option if the market price of the common stock is $13.50 or greater. Market price is defined as the closing bid price for 15 of the 17 consecutive days immediately prior to the conversion date. The Facility may be extended for an additional year in exchange for warrants to purchase common stock, exercisable at any time for a three year period, at the rate of 5,000 warrant shares for each $100,000 advanced, at the same price as for advances over $10,000,000. All warrants are subject to certain anti-dilution adjustments. The Facility, among other things, prohibits any additional indebtedness and reserves the right to require that any future advances be used to repay other indebtedness which shares the security in pari passu. The obligation to make future advances expires on July 31, 1998. The Company is prohibited from redeeming any capital stock, declaring any dividends on common stock or making certain other distributions, as defined. Proceeds of the initial advance will be used for working capital and general corporate purposes. Subsequent advances must be applied first to retiring any then outstanding loans under the previous Credit Facility or advances under the Coastal Trust Revolving Loan.

       (c) On February 17, 1998, the Company renegotiated the terms of payment on the remaining debt associated with the purchase of DNA. Note agreements were established with two former shareholders which provide for initial payments of $125,000 followed by ten monthly payments of $75,000 to each former shareholder.


(26)   Valuation and Qualifying Accounts

                                                      Additions   Additions
                                          Balance at  charged to charged to                    Balances
                                           beginning  costs and    other                        at end
                                           of period   expenses   accounts    Deductions      of period
                                           ---------   --------   --------    ----------      ---------
For the year ended December 31, 1997:

   Allowances deducted from assets:
       Accounts and notes receivable         $  542        632         --        633(a)(c)        541
       Inventories                            1,254        590         --        244(b)(c)      1,600
                                             ------     ------     ------     ------           ------
                  Total allowances
                    deducted from assets     $1,796      1,222         --        877            2,141
                                             ======     ======     ======     ======           ======

For the year ended December 31, 1996:

   Allowances deducted from assets:
       Accounts and notes receivable         $   25        521         --          4(a)           542
       Inventories                              730      1,058         --        534(b)         1,254
                                             ------     ------     ------     ------           ------
                  Total allowances
                    deducted from assets     $  755      1,579         --        538            1,796
                                             ======     ======     ======     ======           ======


Notes:

   (a) Accounts written off

   (b) Scrapped, sold or other disposition

   (c) Includes liquidation of subsidiary.

                                                                     Schedule II

                          INTELECT COMMUNICATIONS, INC.

                        Valuation and Qualifying Accounts

                                                      Additions   Additions
                                          Balance at  charged to charged to                    Balances
                                           beginning  costs and    other                        at end
                                           of period   expenses   accounts    Deductions      of period
                                           ---------   --------   --------    ----------      ---------
For the year ended December 31, 1997:

   Allowances deducted from assets:
       Accounts and notes receivable         $  542        632         --        633(a)(c)        541
       Inventories                            1,254        590         --        244(b)(c)      1,600
                                             ------     ------     ------     ------           ------
                  Total allowances
                    deducted from assets     $1,796      1,222         --        877            2,141
                                             ======     ======     ======     ======           ======

For the year ended December 31, 1996:

   Allowances deducted from assets:
       Accounts and notes receivable         $   25        521         --          4(a)           542
       Inventories                              730      1,058         --        534(b)         1,254
                                             ------     ------     ------     ------           ------
                  Total allowances
                    deducted from assets     $  755      1,579         --        538            1,796
                                             ======     ======     ======     ======           ======


Notes:

   (a) Accounts written off

   (b) Scrapped, sold or other disposition

   (c) Includes liquidation of subsidiary.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Registrant's Board of Directors, in accordance with the recommendation of its audit Committee, which is composed of non-employees of the Registrant, has requested Arthur Anderson LLP ("Arthur Andersen") to act as independent auditors of the Registrant for the 1997 fiscal year, subject to shareholder approval, in replacement of KPMG Peat Marwick, Chartered Accountants, Hamilton, Bermuda ("KPMG").

During the two years ended December 31, 1995 and December 31, 1996, and the subsequent interim period through the date of the appointment of Arthur Andersen as the company's new outside auditors, there were no "disagreements" between the Registrant and KPMG as described in Item 304(a)(1)(iv) of Regulation S-K. The Registrant requested KPMG to furnish it with a letter addressed to the SEC stating whether or not it agreed with the above statements. A copy of such letter, dated August 14, 1997, was filed as an Exhibit to the Form 8-K of the Company filed on August 18, 1997.

The Registrant engaged Arthur Andersen as its new independent accountants, and such appointment was approved by the Registrant's shareholders at the August 13, 1997 annual meeting.

As disclosed in the Form 8-K of the Company filed on August 18, 1997, the term of the Company's previous independent auditors, KPMG, expired at the Company's annual general meeting of its stockholders held August 13, 1997. The KPMG report dated April 9, 1997 on the consolidated financial statements of the Company for the year ended December 31, 1996, noted that the Company has suffered recurring losses from continuing operations and is dependent upon the successful development and commercialization of its products and its ability to secure adequate sources of capital until the Company is operating profitably and noted that these matters raise substantial doubt about the Company's ability to continue as a going concern, and that management's plans with regard to these matters were described in Note 1 to the consolidated financial statements.

KPMG has consented to the Company's inclusion of KPMG's report on the Company's financial statements for certain prior periods. See Exhibit 23.1 to this Form 10-K. In connection with the consent, KPMG asked the Company to indemnify KPMG for any loss incurred as a result of the consent to the inclusion of KPMG's report, unless such loss results from KPMG's professional malpractice. The Company agreed to such request for indemnification.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Company will file with the Securities and Exchange Commission a definitive Proxy Statement no later than 120 days after the close of its fiscal year ended December 31, 1997 (the "Proxy Statement"). The information required by this Item is incorporated by reference from the Proxy Statement.

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

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         A. The Financial Statements and Financial Statement Schedules filed as part of this report are listed and indexed on Page 20. Schedules other than those listed in the index have been omitted because they are not applicable or the required information has been included elsewhere in this report.

         B. Listed below are all Exhibits filed as part of this report. Certain Exhibits are incorporated by reference to documents previously filed by the Registrant with the Securities and Exchange Commission pursuant to Rule 12b-32 under the Securities Exchange Act of 1934, as amended. Exhibits which are incorporated by reference are indicated by the information in the parenthetical following such exhibit.

         Exhibit        Description of Exhibit
         -------        ----------------------
         2.1            Plan and Agreement of Merger dated as of October 29,
                        1997 by and among Intelect Communications Systems
                        Limited ("Intelect (Bermuda)"), Intelect Communications,
                        Inc. (the "Company"), and Intelect Merger Co. (1)

         3.1            Amended and Restated Certificate of Incorporation of the
                        Company (1)

         3.2            Amended and Restated By-Laws of the Company (1)

         4.1            Specimen Stock Certificate of the Company (2)

         4.2            Certificate of Designations of the Series A Preferred
                        Stock dated December 2, 1997 (1)

         4.3            Certificate of Designations of the Series B Preferred
                        Stock dated December 17, 1997

         4.4            Certificate of Designations of the Series C Preferred
                        Stock dated February 6, 1998 (3)

         4.5 Form of 7.5% Convertible Debenture due June 7, 1998 of the Company (Terminated) (4)

         4.6 Form of 7.5% Convertible Debenture due August 8, 1998 of the Company (Terminated) (5)

         4.7            Form of 7% Series A Convertible Debenture due October
                        15, 1998 of the Company (Terminated) (5)

         4.8            Form of 7% Series B Convertible Debenture due October
                        15, 1998 of the Company (Terminated) (5)

         10.1           Option Rights Agreement for Outstanding Shares of
                        Intelect, Inc. and Stock Purchase Agreement dated
                        January 13, 1995 (6) (Note - this Agreement was replaced by the March 31, 1995 Option agreement)

         Exhibit        Description of Exhibit
         -------        ----------------------
         10.2           Option Agreement dated March 31, 1995 by and among the
                        Company, certain sellers and Intelect, Inc. (7)

         10.3 Stock Purchase Agreement dated October 3, 1995 by and among Intelect (Bermuda), Savage Corporation and Savage
                        Sports Corporation (7)

         10.4 Management Agreement dated as of October 1, 1995 between the Company and Herman Frietsch* (8)

         10.5           Amendment No. One dated January 1, 1996 to Management
                        Agreement between the Company and Herman Frietsch referred to in Exhibit 10.4* (9)

         10.6           General Employment Agreement dated as of November 1,
                        1994 between the Company and Peter G. Leighton* (4)

         10.7           Amendment No. One dated as of January 2, 1996 to the
                        General Employment Agreement between the Company and
                        Peter G. Leighton referred to in Exhibit 10.6* (9)

         10.8 Employment Agreement dated as of April 1, 1996 between the Company and Eugene Helms*(5)

         10.9 Employment Agreement dated as of April 24, 1995 between the Company and Peter Ianace* (8)

         10.10 Stock Purchase Agreement dated January 13, 1996 by and between Intelect (Bermuda), Intelect systems Corp.,
                        Robert E. Nimon, Kim F. Nimon, Edgar L. Read, Gregory L.
                        Mayhan and DNA Enterprises, Inc. (10)

         10.11 Warrants dated February 13, 1996 issued to Edgar L. Read and Gregory L. Mayhan delivered at Closing (10)

         10.12 Warrants dated February 13, 1996 issued to Edgar L. Read and Gregory L. Mayhan to be delivered one year after Closing (11)

         10.13          Consulting Agreement dated as of February 13, 1996
                        between DNA Enterprises, Inc. and Nimon Consulting, Inc.
                        (10)

         10.14          Employment Agreement dated as of February 13, 1996
                        between Edgar L. Read and DNA Enterprises, Inc.* (10)

         10.15          Employment Agreement dated as of February 13, 1996
                        between Gregory L. Mayhan and DNA Enterprises, Inc.*
                        (10)

         10.16 Agreement and Plan of Merger dated March 19, 1996 among the Company, Mid-Ocean, Inc. and Mosaic Information
                        Technologies, Inc. (12)

         10.17          Registration Rights Agreement dated as of March 29, 1996
                        among the Company and certain purchasers (12)

         10.18          Employment Agreement dated March 29, 1996 among Matthew
                        Feldman, the Company and Mosaic Information Technologies
                        Inc.* (12)

         10.19 Convertible Securities Agreement dated June 7, 1996 among the Company, Infinity Investors, Ltd. and Seacrest
                        Capital Limited (4)

         10.20 Registration Rights Agreement dated June 7, 1996 among the Company, Infinity Investors, Ltd. and Seacrest
                        Capital Limited (4)

         10.21          Letter Agreement dated July 31, 1996 among the Company,
                        Infinity Investors, Ltd. and Seacrest Capital Limited
                        (4)

         10.22          Convertible Securities Agreement dated August 8, 1996
                        among the Company and certain Investors (5)

         10.23 Registration Rights Agreement dated August 8, 1996 among the Company and certain Investors (5)

         10.24 Convertible Securities Agreement dated October 15, 1996 among the Company, Infinity Investors, Ltd. and Seacrest
                        Capital Limited (5)

         10.25 Registration Rights Agreement dated October 15, 1996 among the Company, Infinity Investors, Ltd. and Seacrest
                        Capital Limited (5)

         10.26          Book Entry Transfer Agent Agreement dated October 15,
                        1996 by and among the Company, Infinity Investors, Ltd.,
                        Seacrest Capital Limited and American Stock Transfer &
                        Trust Company (5)

         10.27          Offer to Purchase the Five Year Six Percent (6%)
                        Subordinated Debentures of Intelect, Inc. for an
                        Aggregate of 170,000 Shares of Common Stock, $0.01 Par
                        Value, of the Company and the payment of Certain Amounts in Lieu of Issuing Fractional Shares, Dated September 6,
                        1996 (5)

         Exhibit        Description of Exhibit
         -------        ----------------------
         10.28          Letter of Transmittal to Accompany Five Year Six Percent
                        (6%) Subordinated Debentures of Intelect, Inc. (5)

         10.29          Form of Release in Consideration of Exchange of Property
                        (5)

         10.30          Promissory Note dated as of February 26, 1997 to St.
                        James Capital Corp. from the Company (9)

         10.31 Pledge Agreement dated as of February 26, 1997 between the Company and St. James Capital Corp. (9)

         10.32          Warrant to Purchase Common Stock of the Company Expiring
                        February 26, 2002 (9)

         10.33          Registration Rights Agreement dated February 26, 1997
                        between the Company and St. James Capital Corp. (9)

         10.34          Amended and Restated Promissory Note dated as of
                        February 26, 1997 to St. James Capital Corp. from the
                        Company (9)

         10.35          First Amendment to Pledge Agreement dated as of March
                        27, 1997 between the Company and St. James Capital Corp.
                        (9)

         10.36          Warrant to Purchase Common Stock of the Company Expiring
                        March 27, 2002 (9)

         10.37 Amendment No. 1 to Registration Rights Agreement dated as of March 27, 1997 between the Company and St. James
                        Capital Corp. (9)

         10.38          Employee Stock Option Plan adopted April 24, 1986* (9)

         10.39          Stock Incentive Plan adopted December 13, 1995* (9)

         10.40          License Agreement between Digital Equipment Corp. and
                        Mosaic Information Technologies dated June 13, 1996 (9)

         10.41          Lease Agreement between TCIT Dallas Industrial and
                        Intelect Network Technologies, dated February 25, 1997
                        (13)

         10.42 Lease Agreement between Campbell Place One Joint Venture and DNA Enterprises, dated February 1, 1997 (13)

         10.43          Advisory Services Agreement with Renaissance Financial
                        Securities Corporation dated July 8, 1997 (14)

         10.44 Warrant issued to AJC, Inc. to Purchase Common Stock of the Company expiring on December 31, 2002 (14)

         10.45          Warrant issued to Amerix Electronics, Inc. to Purchase
                        Common Stock of the Company expiring on June 19, 2004
                        (14)

         10.46          Loan Agreement dated as of May 8, 1997 between the
                        Company and The Coastal Corporation Second Pension Trust
                        (14)

         10.47          Warrant issued to The Coastal Corporation Second Pension
                        Trust to Purchase Common Stock of the Company expiring on May 7, 2002 (14)

         10.48 Registration Rights Agreement dated as of May 8, 1997 between the Company and The Coastal Corporation Second
                        Pension Trust (14)

         10.49          Subscription Agreement for Series A Cumulative Preferred
                        Stock dated as of May 30, 1997 between the Company and The Coastal Corporation Second Pension Trust (14)

         10.50 Registration Rights Agreement dated as of May 30, 1997 between the Company and The Coastal Corporation Second
                        Pension Trust (14)

         10.51 Agreement dated April 25, 1997 between the Company and the beneficiary of a royalty agreement (14)

         10.52 Irrevocable Option Agreement dated October 1, 1995 between the Company and owners of certain intellectual property rights* (14)

         10.53          Agreement dated July 7, 1997 among Robert E. Nimon, Kim
                        F. Nimon, Nimon Consulting, Inc., Intelect Systems Corp.
                        and the Company (14)

         10.54 Promissory note dated July 7, 1997 to Robert E. Nimon and Kim F. Nimon from the Company (14)

         10.55 Promissory note dated July 7, 1997 to Robert E. Nimon and Kim F. Nimon from the Company (14)

         10.56          Term Sheet dated June 30, 1997, between the Company and
                        Infinity Investors Ltd. and Seacrest Capital Limited
                        (14)

         10.57          Settlement Agreement dated August 22, 1997 among the
                        Company, Infinity Investors Ltd., and Seacrest Capital
                        Limited (15)

         Exhibit        Description of Exhibit
         -------        ----------------------
         10.58          Subscription Agreements dated August 22, 1997 among the
                        Company and Isaac Arnold, Jr., Arnold Corporation, and
                        Meridian Fund, Ltd. (15)

         10.59          Amended and Restated Loan Agreement dated August 27,
                        1997 among the Company, Intelect Systems Corp., and The
                        Coastal Corporation Second Pension Trust (15)

         10.60          Warrant to purchase Company Common Stock expiring August
                        26, 2002 issued to The Coastal Corporation Second
                        Pension Trust (15)

         10.61          Amendments Nos. 2 and 3 to Registration Rights
                        Agreements dated April 24 and May 8, 1997 among the
                        Company and St. James Capital Corp. (15)

         10.62          Warrants to purchase Company Common Stock dated April 24
                        and May 8, 1997 issued to St. James Capital Corp. (15)

         10.63          Second Amended and Restated Floating Rate Promissory
                        Note dated effective February 26, 1997 to St. James
                        Capital Corp. from the Company (15)

         10.64          Second and Third Amendments to Borrower's Pledge
                        Agreement dated April 24 and May 8, 1997 among Intelect
                        Systems Corp. and St. James Capital Corp. (15)

         10.65          Subscription Agreements dated August 1997 among the
                        Company and Blake C. Davenport, Fernhill Partners,
                        Fiftieth & Grover Shopping Center, Carol Filler (James),
                        Douglas Floren, Richard A. Gray, Alexander Greenberg,
                        Philip Hempleman, David May, Timothy McCollum, Frank
                        Lyon Polk III, Sanford Prater, Privet Row, Inc., Leonard
                        Rauner, Marcus R. Rowan, TCM Partners, L.P., and Wayne
                        Wilkey (15)

         10.66          Warrant expiring December 31, 2001 issued to Lifeline
                        Industries, Inc. (15)

         10.67          Amended License Agreement among Digital Equipment
                        Corporation and Intelect Visual Communications Corp., dated effective November 5, 1997 (16)

         10.68          Registration Rights Agreement among the Company and
                        Citadel, dated February 6, 1998 (3)

         10.69          Registration Rights Agreement dated February 12, 1998
                        between the Company and St. James Partners, L.P. (3)

         10.70          Warrant to Purchase Common Stock of the Company dated
                        February 12, 1998 issued to St. James Partners, L.P.
                        expiring on February 12, 2001 (3)

         10.71          Securities Purchase Agreement among the Company and
                        Citadel, dated February 6, 1998 (3)

         10.72          Agreement for Purchase and Sale dated February 12, 1998
                        between the Company and St. James Partners, L.P. (3)

         10.73 Convertible Promissory Note dated February 12, 1998 by the Company in favor of St. James Partners, L.P. (3)

         10.74          Pledge Agreement dated February 12, 1998 between the
                        Company and St. James Partners, L.P. (3)

         10.75          Purchase Agreement among the Company and Navesink dated
                        December 16, 1997

         10.76          Registration Rights Agreement among the Company and
                        Navesink dated December 16, 1997

         10.77          Sales Representative Agreement between Intelect Network
                        Technologies Company and Amerix Electronics, Inc. dated
                        January 12, 1998

         10.78          Exchange Agreement between Intelect Network Technologies
                        Company and Amerix Electronics dated February 20, 1998

         10.79          Warrant issued to Amerix Electronics, Inc. to Purchase
                        Common Stock of the Company expiring on June 19, 2001

         10.80 Form of Unsecured Convertible Promissory Notes held by various employees, directors, and related individuals of the Company with face values totaling $710,00, at a conversion rate of $5.25 per share of Common Stock, dated December 5, 18, and 31, 1997

         10.81          Company Stock Incentive Plan Amendment adopted December
                        4, 1997* (1)

         16.1           Letter regarding change in certifying accountants (17)

         21.1           Subsidiaries of the Company

         23.1           Consents of KPMG Peat Marwick

         23.2           Consents of Arthur Andersen LLP

         27.1           Financial data schedule

---------------------------------------------

*Management contract or other compensatory plan or arrangement.

(1)      Incorporated herein by reference to the Company's Form S-4 File No.
         333-39063

(2) Incorporated herein by reference to the Company's Form 8-K filed December 5, 1997

(3) Incorporated herein by reference to the Company's Form 8-K filed February 17, 1998

(4) Incorporated herein by reference to the Company's Form 10-Q filed August 14, 1996

(5) Incorporated herein by reference to the Company's Form 10-Q filed November 13, 1996

(6) Incorporated herein by reference to the Company's Form 20-F for the fiscal year ended October 31, 1994

(7) Incorporated herein by reference to the Company's Form 8-K dated November 10, 1995

(8) Incorporated herein by reference to the Company's Form 8-K/A dated April 12, 1996

(9) Incorporated herein by reference to the Company's Form 10-K filed April 15, 1997

(10) Incorporated herein by reference to the Company's Form 8-K dated February 20, 1996

(11) Incorporated herein by reference to the Company's Form 10-K for the year ending December 31, 1995

(12) Incorporated herein by reference to the Company's Form 8-K dated April 12, 1996

(13) Incorporated herein by reference to the Company's Form 10-Q filed May 15, 1997

(14) Incorporated herein by reference to the Company's Form 10-Q filed August 14, 1997

(15) Incorporated herein by reference to the Company's Form S-3 filed September 17, 1997

(16) Incorporated herein by reference to the Company's Form 10-Q filed November 13, 1997

(17) Incorporated herein by reference to the Company's Form 8-K filed August 18, 1997

         C. The Registrant has not filed any reports on Form 8-K during the last quarter of the period covered by this Report, except as follows:

         Form 8-K filed December 4, 1997.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          INTELECT COMMUNICATIONS, INC.
                                     (Registrant)

Date:  March 30, 1998                By: /s/ HERMAN M. FRIETSCH
                                        -------------------------------------
                                         Herman M. Frietsch
                                         Chief Executive Officer

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/ HERMAN M. FRIETSCH                      /s/ ANTON VON AND ZU LIECHTENSTEIN
------------------------------------------  ----------------------------------
Herman M. Frietsch                          Anton von and zu Liechtenstein,
Chief Executive Officer and Director        Director
(Principal Executive Officer)



/s/ EDWIN J. DUCAYET, JR.                   /s/ PHILIP P. SUDAN, JR.
------------------------------------------  ----------------------------------
Edwin J. Ducayet, Jr.                       Philip P. Sudan, Jr., Director
Chief Financial Officer
(Principal Financial and Accounting Officer)




                                            /s/ ROBERT E. GARRISON, II
                                            ----------------------------------
                                            Robert E. Garrison, II, Director

                                 EXHIBIT INDEX

         Exhibit        Description of Exhibit
         -------        ----------------------
         2.1            Plan and Agreement of Merger dated as of October 29,
                        1997 by and among Intelect Communications Systems
                        Limited ("Intelect (Bermuda)"), Intelect Communications,
                        Inc. (the "Company"), and Intelect Merger Co. (1)

         3.1            Amended and Restated Certificate of Incorporation of the
                        Company (1)

         3.2            Amended and Restated By-Laws of the Company (1)

         4.1            Specimen Stock Certificate of the Company (2)

         4.2            Certificate of Designations of the Series A Preferred
                        Stock dated December 2, 1997 (1)

         4.3            Certificate of Designations of the Series B Preferred
                        Stock dated December 17, 1997

         4.4            Certificate of Designations of the Series C Preferred
                        Stock dated February 6, 1998 (3)

         4.5 Form of 7.5% Convertible Debenture due June 7, 1998 of the Company (Terminated) (4)

         4.6 Form of 7.5% Convertible Debenture due August 8, 1998 of the Company (Terminated) (5)

         4.7            Form of 7% Series A Convertible Debenture due October
                        15, 1998 of the Company (Terminated) (5)

         4.8            Form of 7% Series B Convertible Debenture due October
                        15, 1998 of the Company (Terminated) (5)

         10.1           Option Rights Agreement for Outstanding Shares of
                        Intelect, Inc. and Stock Purchase Agreement dated
                        January 13, 1995 (6) (Note - this Agreement was replaced by the March 31, 1995 Option agreement)

         Exhibit        Description of Exhibit
         -------        ----------------------
         10.2           Option Agreement dated March 31, 1995 by and among the
                        Company, certain sellers and Intelect, Inc. (7)

         10.3 Stock Purchase Agreement dated October 3, 1995 by and among Intelect (Bermuda), Savage Corporation and Savage
                        Sports Corporation (7)

         10.4 Management Agreement dated as of October 1, 1995 between the Company and Herman Frietsch* (8)

         10.5           Amendment No. One dated January 1, 1996 to Management
                        Agreement between the Company and Herman Frietsch referred to in Exhibit 10.4* (9)

         10.6           General Employment Agreement dated as of November 1,
                        1994 between the Company and Peter G. Leighton* (4)

         10.7           Amendment No. One dated as of January 2, 1996 to the
                        General Employment Agreement between the Company and
                        Peter G. Leighton referred to in Exhibit 10.6* (9)

         10.8 Employment Agreement dated as of April 1, 1996 between the Company and Eugene Helms*(5)

         10.9 Employment Agreement dated as of April 24, 1995 between the Company and Peter Ianace* (8)

         10.10 Stock Purchase Agreement dated January 13, 1996 by and between Intelect (Bermuda), Intelect systems Corp.,
                        Robert E. Nimon, Kim F. Nimon, Edgar L. Read, Gregory L.
                        Mayhan and DNA Enterprises, Inc. (10)

         10.11 Warrants dated February 13, 1996 issued to Edgar L. Read and Gregory L. Mayhan delivered at Closing (10)

         10.12 Warrants dated February 13, 1996 issued to Edgar L. Read and Gregory L. Mayhan to be delivered one year after Closing (11)

         10.13          Consulting Agreement dated as of February 13, 1996
                        between DNA Enterprises, Inc. and Nimon Consulting, Inc.
                        (10)

         10.14          Employment Agreement dated as of February 13, 1996
                        between Edgar L. Read and DNA Enterprises, Inc.* (10)

         10.15          Employment Agreement dated as of February 13, 1996
                        between Gregory L. Mayhan and DNA Enterprises, Inc.*
                        (10)

         10.16 Agreement and Plan of Merger dated March 19, 1996 among the Company, Mid-Ocean, Inc. and Mosaic Information
                        Technologies, Inc. (12)

         10.17          Registration Rights Agreement dated as of March 29, 1996
                        among the Company and certain purchasers (12)

         10.18          Employment Agreement dated March 29, 1996 among Matthew
                        Feldman, the Company and Mosaic Information Technologies
                        Inc.* (12)

         10.19 Convertible Securities Agreement dated June 7, 1996 among the Company, Infinity Investors, Ltd. and Seacrest
                        Capital Limited (4)

         10.20 Registration Rights Agreement dated June 7, 1996 among the Company, Infinity Investors, Ltd. and Seacrest
                        Capital Limited (4)

         10.21          Letter Agreement dated July 31, 1996 among the Company,
                        Infinity Investors, Ltd. and Seacrest Capital Limited
                        (4)

         10.22          Convertible Securities Agreement dated August 8, 1996
                        among the Company and certain Investors (5)

         10.23 Registration Rights Agreement dated August 8, 1996 among the Company and certain Investors (5)

         10.24 Convertible Securities Agreement dated October 15, 1996 among the Company, Infinity Investors, Ltd. and Seacrest
                        Capital Limited (5)

         10.25 Registration Rights Agreement dated October 15, 1996 among the Company, Infinity Investors, Ltd. and Seacrest
                        Capital Limited (5)

         10.26          Book Entry Transfer Agent Agreement dated October 15,
                        1996 by and among the Company, Infinity Investors, Ltd.,
                        Seacrest Capital Limited and American Stock Transfer &
                        Trust Company (5)

         10.27          Offer to Purchase the Five Year Six Percent (6%)
                        Subordinated Debentures of Intelect, Inc. for an
                        Aggregate of 170,000 Shares of Common Stock, $0.01 Par
                        Value, of the Company and the payment of Certain Amounts in Lieu of Issuing Fractional Shares, Dated September 6,
                        1996 (5)

         Exhibit        Description of Exhibit
         -------        ----------------------
         10.28          Letter of Transmittal to Accompany Five Year Six Percent
                        (6%) Subordinated Debentures of Intelect, Inc. (5)

         10.29          Form of Release in Consideration of Exchange of Property
                        (5)

         10.30          Promissory Note dated as of February 26, 1997 to St.
                        James Capital Corp. from the Company (9)

         10.31 Pledge Agreement dated as of February 26, 1997 between the Company and St. James Capital Corp. (9)

         10.32          Warrant to Purchase Common Stock of the Company Expiring
                        February 26, 2002 (9)

         10.33          Registration Rights Agreement dated February 26, 1997
                        between the Company and St. James Capital Corp. (9)

         10.34          Amended and Restated Promissory Note dated as of
                        February 26, 1997 to St. James Capital Corp. from the
                        Company (9)

         10.35          First Amendment to Pledge Agreement dated as of March
                        27, 1997 between the Company and St. James Capital Corp.
                        (9)

         10.36          Warrant to Purchase Common Stock of the Company Expiring
                        March 27, 2002 (9)

         10.37 Amendment No. 1 to Registration Rights Agreement dated as of March 27, 1997 between the Company and St. James
                        Capital Corp. (9)

         10.38          Employee Stock Option Plan adopted April 24, 1986* (9)

         10.39          Stock Incentive Plan adopted December 13, 1995* (9)

         10.40          License Agreement between Digital Equipment Corp. and
                        Mosaic Information Technologies dated June 13, 1996 (9)

         10.41          Lease Agreement between TCIT Dallas Industrial and
                        Intelect Network Technologies, dated February 25, 1997
                        (13)

         10.42 Lease Agreement between Campbell Place One Joint Venture and DNA Enterprises, dated February 1, 1997 (13)

         10.43          Advisory Services Agreement with Renaissance Financial
                        Securities Corporation dated July 8, 1997 (14)

         10.44 Warrant issued to AJC, Inc. to Purchase Common Stock of the Company expiring on December 31, 2002 (14)

         10.45          Warrant issued to Amerix Electronics, Inc. to Purchase
                        Common Stock of the Company expiring on June 19, 2004
                        (14)

         10.46          Loan Agreement dated as of May 8, 1997 between the
                        Company and The Coastal Corporation Second Pension Trust
                        (14)

         10.47          Warrant issued to The Coastal Corporation Second Pension
                        Trust to Purchase Common Stock of the Company expiring on May 7, 2002 (14)

         10.48 Registration Rights Agreement dated as of May 8, 1997 between the Company and The Coastal Corporation Second
                        Pension Trust (14)

         10.49          Subscription Agreement for Series A Cumulative Preferred
                        Stock dated as of May 30, 1997 between the Company and The Coastal Corporation Second Pension Trust (14)

         10.50 Registration Rights Agreement dated as of May 30, 1997 between the Company and The Coastal Corporation Second
                        Pension Trust (14)

         10.51 Agreement dated April 25, 1997 between the Company and the beneficiary of a royalty agreement (14)

         10.52 Irrevocable Option Agreement dated October 1, 1995 between the Company and owners of certain intellectual property rights* (14)

         10.53          Agreement dated July 7, 1997 among Robert E. Nimon, Kim
                        F. Nimon, Nimon Consulting, Inc., Intelect Systems Corp.
                        and the Company (14)

         10.54 Promissory note dated July 7, 1997 to Robert E. Nimon and Kim F. Nimon from the Company (14)

         10.55 Promissory note dated July 7, 1997 to Robert E. Nimon and Kim F. Nimon from the Company (14)

         10.56          Term Sheet dated June 30, 1997, between the Company and
                        Infinity Investors Ltd. and Seacrest Capital Limited
                        (14)

         10.57          Settlement Agreement dated August 22, 1997 among the
                        Company, Infinity Investors Ltd., and Seacrest Capital
                        Limited (15)

         Exhibit        Description of Exhibit
         -------        ----------------------
         10.58          Subscription Agreements dated August 22, 1997 among the
                        Company and Isaac Arnold, Jr., Arnold Corporation, and
                        Meridian Fund, Ltd. (15)

         10.59          Amended and Restated Loan Agreement dated August 27,
                        1997 among the Company, Intelect Systems Corp., and The
                        Coastal Corporation Second Pension Trust (15)

         10.60          Warrant to purchase Company Common Stock expiring August
                        26, 2002 issued to The Coastal Corporation Second
                        Pension Trust (15)

         10.61          Amendments Nos. 2 and 3 to Registration Rights
                        Agreements dated April 24 and May 8, 1997 among the
                        Company and St. James Capital Corp. (15)

         10.62          Warrants to purchase Company Common Stock dated April 24
                        and May 8, 1997 issued to St. James Capital Corp. (15)

         10.63          Second Amended and Restated Floating Rate Promissory
                        Note dated effective February 26, 1997 to St. James
                        Capital Corp. from the Company (15)

         10.64          Second and Third Amendments to Borrower's Pledge
                        Agreement dated April 24 and May 8, 1997 among Intelect
                        Systems Corp. and St. James Capital Corp. (15)

         10.65          Subscription Agreements dated August 1997 among the
                        Company and Blake C. Davenport, Fernhill Partners,
                        Fiftieth & Grover Shopping Center, Carol Filler (James),
                        Douglas Floren, Richard A. Gray, Alexander Greenberg,
                        Philip Hempleman, David May, Timothy McCollum, Frank
                        Lyon Polk III, Sanford Prater, Privet Row, Inc., Leonard
                        Rauner, Marcus R. Rowan, TCM Partners, L.P., and Wayne
                        Wilkey (15)

         10.66          Warrant expiring December 31, 2001 issued to Lifeline
                        Industries, Inc. (15)

         10.67          Amended License Agreement among Digital Equipment
                        Corporation and Intelect Visual Communications Corp., dated effective November 5, 1997 (16)

         10.68          Registration Rights Agreement among the Company and
                        Citadel, dated February 6, 1998 (3)

         10.69          Registration Rights Agreement dated February 12, 1998
                        between the Company and St. James Partners, L.P. (3)

         10.70          Warrant to Purchase Common Stock of the Company dated
                        February 12, 1998 issued to St. James Partners, L.P.
                        expiring on February 12, 2001 (3)

         10.71          Securities Purchase Agreement among the Company and
                        Citadel, dated February 6, 1998 (3)

         10.72          Agreement for Purchase and Sale dated February 12, 1998
                        between the Company and St. James Partners, L.P. (3)

         10.73 Convertible Promissory Note dated February 12, 1998 by the Company in favor of St. James Partners, L.P. (3)

         10.74          Pledge Agreement dated February 12, 1998 between the
                        Company and St. James Partners, L.P. (3)

         10.75          Purchase Agreement among the Company and Navesink dated
                        December 16, 1997

         10.76          Registration Rights Agreement among the Company and
                        Navesink dated December 16, 1997

         10.77          Sales Representative Agreement between Intelect Network
                        Technologies Company and Amerix Electronics, Inc. dated
                        January 12, 1998

         10.78          Exchange Agreement between Intelect Network Technologies
                        Company and Amerix Electronics dated February 20, 1998

         10.79          Warrant issued to Amerix Electronics, Inc. to Purchase
                        Common Stock of the Company expiring on June 19, 2001

         10.80 Form of Unsecured Convertible Promissory Notes held by various employees, directors, and related individuals of the Company with face values totaling $710,00, at a conversion rate of $5.25 per share of Common Stock, dated December 5, 18, and 31, 1997

         10.81          Company Stock Incentive Plan Amendment adopted December
                        4, 1997* (1)

         16.1           Letter regarding change in certifying accountants (17)

         21.1           Subsidiaries of the Company

         23.1           Consents of KPMG Peat Marwick

         23.2           Consents of Arthur Andersen LLP

         27.1           Financial data schedule

---------------------------------------------

*Management contract or other compensatory plan or arrangement.

(1)      Incorporated herein by reference to the Company's Form S-4 File No.
         333-39063

(2) Incorporated herein by reference to the Company's Form 8-K filed December 5, 1997

(3) Incorporated herein by reference to the Company's Form 8-K filed February 17, 1998

(4) Incorporated herein by reference to the Company's Form 10-Q filed August 14, 1996

(5) Incorporated herein by reference to the Company's Form 10-Q filed November 13, 1996

(6) Incorporated herein by reference to the Company's Form 20-F for the fiscal year ended October 31, 1994

(7) Incorporated herein by reference to the Company's Form 8-K dated November 10, 1995

(8) Incorporated herein by reference to the Company's Form 8-K/A dated April 12, 1996

(9) Incorporated herein by reference to the Company's Form 10-K filed April 15, 1997

(10) Incorporated herein by reference to the Company's Form 8-K dated February 20, 1996

(11) Incorporated herein by reference to the Company's Form 10-K for the year ending December 31, 1995

(12) Incorporated herein by reference to the Company's Form 8-K dated April 12, 1996

(13) Incorporated herein by reference to the Company's Form 10-Q filed May 15, 1997

(14) Incorporated herein by reference to the Company's Form 10-Q filed August 14, 1997

(15) Incorporated herein by reference to the Company's Form S-3 filed September 17, 1997

(16) Incorporated herein by reference to the Company's Form 10-Q filed November 13, 1997

(17) Incorporated herein by reference to the Company's Form 8-K filed August 18, 1997