Form 10-Q
period 1998-03-31
INTELECT COMMUNICATIONS INC
filed 1998-05-15
CIK 316672

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

There were 24,235,187 shares of Common Stock, par value $.01 per share, outstanding on May 14, 1998.


================================================================================

                 INTELECT COMMUNICATIONS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                          PAGE
PART I            FINANCIAL INFORMATION

ITEM 1            FINANCIAL STATEMENTS

                  Consolidated Balance Sheets of the Company                                                   3
                  at March 31, 1998 (unaudited) and December 31, 1997

                  Consolidated Statements of Operations of the Company                                         5
                  (unaudited) for the three months ended March 31, 1998 and 1997

                  Consolidated Statements of Cash Flows of the Company                                         6
                  (unaudited) for the three months ended March 31, 1998 and 1997

                  Notes to Consolidated Financial Statements                                                   7

ITEM 2            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                                           10
                  CONDITION AND RESULTS OF OPERATIONS

PART II           OTHER INFORMATION

ITEM 3            CHANGES IN SECURITIES                                                                       15

ITEM 6            EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K                            15

                  SIGNATURES


                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                 INTELECT COMMUNICATIONS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                    (Thousands of dollars, except share data)

                                                                                          March 31,             December 31,
                                                                                           1998                     1997
                                                                                           ----                     ----
                                                                                        (unaudited)
                                     Assets

Current assets:
   Cash and cash equivalents                                                            $   4,858                 $   2,094
   Investments in marketable securities                                                       888                       942
   Accounts receivable net of allowances of $541 in 1998 and 1997                          12,711                    15,569
   Inventories                                                                              7,092                     6,289
   Prepaid expenses                                                                         1,145                       658
                                                                                        ---------                 ---------
       Total current assets                                                                26,694                    25,552

Property and equipment, net                                                                 6,432                     6,041
Goodwill, net                                                                              12,469                    13,249
Software development costs, net                                                             2,190                     2,229
Other intangible assets, net                                                                1,096                     1,168
Other assets                                                                                1,562                       992
                                                                                        =========                 =========
                                                                                        $  50,443                 $  49,231
                                                                                        =========                 =========

See accompanying notes to consolidated financial statements                                                       (Continued)


                 INTELECT COMMUNICATIONS, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets (Continued)
                    (Thousands of dollars, except share data)

                                                                                        March 31,              December 31,
                                                                                          1998                     1997
                                                                                          ----                     ----
                                                                                      (unaudited)
                         Liabilities and Stockholders' Equity

Current liabilities:
   Notes payable, net of unamortized discount of $874 in 1998
       and $578 in 1997                                                                $   11,566              $    9,132
   Current maturities of long-term debt                                                     1,398                   2,527
   Accounts payable                                                                         2,883                   7,569
   Accrued liabilities                                                                      3,076                   3,173
   Net liabilities of discontinued operations                                                 400                     400
   Deferred income taxes                                                                       49                      49
   Current installments of obligations under capital leases                                    89                      89
                                                                                       ----------              ----------
                           Total current liabilities                                       19,461                  22,939

Long-term obligations under capital leases, net of current installments                        31                      55
Deferred income taxes                                                                          88                      88
                                                                                       ----------              ----------
                                                                                           19,580                  23,082
                                                                                       ----------              ----------
Commitments and contingencies

Stockholders' equity:
   $2.0145, 10% cumulative convertible preferred stock, series A, $.01 par value (aggregate involuntary liquidation preference $20,145,000).
      Authorized 10,000,000 shares; 4,219,409 shares issued and
      outstanding.                                                                             42                      42
   $4.375, 10% cumulative convertible preferred stock, series B, $.01 par value (aggregate involuntary liquidation preference $4,000,000).
      Authorized 914,286 shares; 914,286 shares issued and outstanding                          9                       9
  Series C convertible preferred stock, $.01 par value (aggregate involuntary liquidation preference $10,000,000).  Authorized 12,500
      shares; 10,000 shares issued and outstanding in 1998                                     --                      --
  Common stock, $.01 par value.  Authorized 50,000,000 shares;
      24,177,190 and 23,954,978 shares issued and outstanding in 1998 and
      1997                                                                                    242                     240
  Additional paid-in capital                                                               87,702                  75,940
  Unrealized gain on marketable securities                                                     -                        2
  Retained earnings (accumulated deficit)                                                 (57,132)                (50,084)
                                                                                       ----------              ----------
                           Total stockholders' equity                                      30,863                  26,149
                                                                                       ----------              ----------
                                                                                       $   50,443              $   49,231
                                                                                       ==========              ==========
See accompanying notes to consolidated financial statements.


                 INTELECT COMMUNICATIONS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                    (Thousands of dollars, except per share)


                                                                               Three Months Ended March 31,
                                                                              --------------------------------
                                                                                  1998                 1997
                                                                                  ----                 ----
                                                                                         (unaudited)

Net revenue                                                                    $    5,514           $    4,537
Cost of revenue                                                                     4,008                3,714
                                                                               ----------           ----------
     Gross profit                                                                   1,506                  823
                                                                               ----------           ----------

Expenses:
   Engineering and development                                                      2,845                2,470
   Selling and administrative                                                       3,630                4,332
   Amortization of goodwill                                                           331                  396
                                                                               ----------           ----------
                                                                                    6,806                7,198
                                                                               ----------           ----------
     Operating loss                                                                (5,300)              (6,375)
                                                                               ----------           ----------

Other income (expense):
   Interest expense                                                                (1,023)                (945)
   Interest income and other                                                          109                   36
                                                                               ----------           ----------
                                                                                     (914)                (909)
                                                                               ----------           ----------
     Loss from continuing operations before income taxes                           (6,214)              (7,284)

Income tax expense                                                                      -                   38
                                                                               ----------           ----------
     Loss from continuing operations                                               (6,214)              (7,322)

Loss on disposal of discontinued operations, net of tax                               (88)                 (93)
                                                                               ----------           ----------
     Net loss                                                                  $   (6,302)          $   (7,415)
                                                                               ==========           ==========


Dividends on preferred stock                                                         (746)                   -
                                                                               ----------           ----------

     Loss available to common stockholders                                     $   (7,048)          $   (7,415)
                                                                               ==========           ==========

Basic and diluted loss per share:
   Continuing operations                                                       $    (0.29)          $    (0.44)
   Discontinued operations                                                              -                (0.01)
                                                                               ----------           ----------
     Net loss per share                                                        $    (0.29)          $    (0.45)
                                                                               ==========           ==========

Weighted average number of common shares outstanding                               24,109               16,594
                                                                               ==========           ==========

See accompanying notes to consolidated financial statements.


                 INTELECT COMMUNICATIONS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                    (Thousands of dollars, except share data)

                                                                               Three Months Ended March 31,
                                                                            ---------------------------------
                                                                               1998                   1997
                                                                               ----                   ----
                                                                                      (unaudited)
Cash flows from operating activities:
   Net loss                                                                 $  (6,302)             $  (7,415)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
        Depreciation and amortization                                             854                    666
        Amortization of loan discount                                             703                    725
        Deferred income taxes                                                       -                     38
        Loss on disposal of discontinued
           operations                                                              88                     93
        Stock option compensation                                                  25                     60
        Noncash operating expenses                                                 31                      -
        Other                                                                       -                      6
        Change in operating assets and liabilities,
           net of effects of acquired companies:
             Accounts receivable                                                2,859                 (1,309)
             Inventories                                                         (803)                  (560)
             Other assets                                                        (302)                  (273)
             Accounts payable and accrued liabilities                          (4,783)                 1,654
                                                                            ---------              ---------
               Net cash used in operating activities                           (7,630)                (6,315)
                                                                            ---------              ---------

Cash flows from investing activities:
   Payments for disposal of discontinued operations                               (88)                   (93)
   Purchase of other intangible assets                                             (9)                   (16)
   Capital expenditures                                                          (766)                  (970)
   Purchase of marketable securities                                                -                    (78)
   Software development costs                                                       -                   (489)
   Proceeds from sale of marketable securities                                     52                      -
                                                                            ---------              ---------
               Net cash used in investing activities                             (811)                (1,646)
                                                                            ---------              ---------

Cash flows from financing activities:
   Debt issuance costs                                                            (90)                  (160)
   Proceeds from issuance of notes payable                                      3,020                  3,833
   Principal payments on notes payable                                           (290)                     -
   Payments under capital lease obligations                                       (24)                   (15)
   Principal payments on long-term debt                                          (679)                  (200)
   Proceeds from exercise of employee stock options                                89                     73
   Proceeds from issuance of preferred shares                                   9,179                      -
                                                                            ---------              ---------
               Net cash provided by financing activities                       11,205                  3,531
                                                                            ---------              ---------

Net increase (decrease) in cash and cash equivalents                            2,764                 (4,430)
Cash and cash equivalents, beginning of period                                  2,094                  4,863
                                                                            ---------              ---------
Cash and cash equivalents, end of period                                    $   4,858              $     433
                                                                            =========              =========


See accompanying notes to consolidated financial statements.


                          INTELECT COMMUNICATIONS, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                 March 31, 1998

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

         The accompanying consolidated financial statements do not include certain footnotes and financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K as at December 31, 1997.

INVENTORIES

         The components of inventories are as follows (thousands of dollars)

                                                                         March 31,        December 31,
                                                                            1998              1997
                                                                            ----              ----
            Raw materials                                                $  5,716           $  5,209
            Work in progress                                                  289                630
            Finished goods                                                  2,717              2,050
                                                                         --------           --------
                                                                            8,722              7,889
            Less:  allowance for obsolescence                              (1,630)            (1,600)
                                                                         --------           --------
                                                                         $  7,092           $  6,289
                                                                         ========           ========

FINANCING MATTERS

         Effective as of January 1, 1998, the Company authorized the issuance of 42,546 shares of common stock in lieu of a $212,000 cash dividend on Class A preferred stock for the quarter ended December 31, 1997. The share price was the average closing market bid price for the five consecutive trading days ending December 31, 1997.

         On January 27, 1998, in conjunction with a sales representative agreement, the Company issued 150,000 shares of common stock in payment of commissions on anticipated sales of $30,000,000 after January 1, 1998. The value of the stock, totaling $816,000 was recorded as a prepayment and is being charged to expense ratably as the sales are realized.

         On February 9, 1998, the Company sold 10,000 shares of Series C Convertible Preferred Stock, in a private placement, for $10,000,000. Dividends accumulate at the rate of 4% per annum, are payable upon conversion, and may be paid in cash or common stock, at the Company's option. The preferred stock will automatically convert into common stock on February 9, 2000, and may be converted prior to that date, at the holder's option, at the lesser of $9.082 per common share or at 97% of the market price. Market price is defined as the arithmetic average of the three lowest closing bid prices in the ten consecutive trading days immediately preceding the conversion date. The Company may fix the conversion price at $9.082 if, for any 20 of 30 consecutive trading days, the daily volume-weighted price of the common stock is $12.00 or greater. The preferred stock may be redeemed, at the Company's option, at 110% of the stated value if the daily weighted average trading price is below $3.00 per share for ten consecutive trading days. Terms of the series, among other things, limit the rate of conversion and the rate of sale of common stock acquired upon conversion, and prohibit the Company from redeeming any common stock, or declaring any dividends on common stock. Proceeds of the sale were used for working capital and general corporate purposes.

On February 12, 1998, the Company established a $15,000,000 credit facility (the "Facility") with a private lender, and received an initial advance of $3,000,000. On April 2, 1998, the Company received an additional advance of $7,000,000. The Facility is due February 12, 1999, is secured by all outstanding shares of the Company's wholly owned U.S. subsidiaries, which are shared in pari passu with two existing lenders, and bears interest at the rate of 7% per annum, payable at maturity. In conjunction with advances under the Facility, the lender received warrants to purchase 1,500,000 shares of common stock, exercisable at any time for a three year period at an exercise price of $7.50 per share. In conjunction with future advances, the lender is to receive additional warrants to purchase common stock, exercisable at any time for a three year period at the rate of 15,000 warrant shares for each $100,000 advanced, at an exercise price equal to $1.50 greater than the average closing bid price of the common stock for the ten day period immediately prior to the date of each advance. Outstanding advances and accrued interest are convertible into shares of common stock at a price of $9.082, at the lender's option, provided the market price of the common stock is less than $13.50, and at the Company's option if the market price of the common stock is $13.50 or greater. Market price is defined as the closing bid price for 15 of the 17 consecutive days immediately prior to the conversion date. The Facility may be extended for an additional year in exchange for warrants to purchase common stock, exercisable at any time for a three year period, at the rate of 5,000 warrant shares for each $100,000 advanced, at the same price as for future advances. All warrants are subject to certain anti-dilution adjustments. The Facility, among other things, prohibits any additional indebtedness and reserves the right to require that any future advances be used to repay other indebtedness which shares the security in pari passu. The obligation to make future advances expires on July 31, 1998. Such advances are subject to certain conditions including satisfactory due diligence review of the Company. The Company is prohibited from redeeming any capital stock, declaring any dividends on common stock or making certain other distributions, as defined. Proceeds of the initial advance were used for working capital and general corporate purposes. Proceeds of the second advance were used primarily to retire outstanding loans and accrued interest, totaling $6,630,000 from the previous Credit Facility. The fair value of the warrants at dates of issue, totaling $909,000 and $2,071,000, evaluated using the Black-Scholes option pricing model, were credited to additional paid-in capital and are being charged to interest expense using the effective interest method over the loan period.

         On February 17, 1998, the Company renegotiated and settled the remaining $2,100,000 of debt associated with the purchase of DNA for $1,650,000. Note agreements were established with two former shareholders which provide for initial payments, including imputed interest, of $125,000 followed by ten monthly payments of $75,000 to each former shareholder. The $450,000 difference between the carrying value and the settlement was recorded as a reduction of goodwill associated with the acquisition of DNA.

         On March 27, 1998, the Credit Facility was extended to April 2, 1998, at which time it was retired as described above, and the Coastal Trust Revolving Loan was extended to May 12, 1998, at which time all outstanding advances and accrued interest, totaling $3,223,000, were retired.

         On May 8, 1998, the Company sold 5,000 shares of Series D Convertible Preferred Stock, in a private placement for $5,000,000. Dividends accumulate at the rate of 4% per annum, are payable upon conversion, and may be paid in cash or common stock, at the Company's option. The preferred stock will automatically convert into common stock on May 8, 2000, and may be converted prior to that date, at the holder's option, at the lesser of $9.082 (or reset to the five day average volume-weighted average trading price of the common stock for the five trading days following the filing of the Company's Form 10-Q for the quarter ending June 30, 1998, if less) per common share or at 97% of the market price. Market price is defined as the average of the three lowest closing bid prices for the common stock within the ten trading days immediately preceding the conversion date. The Company may fix the conversion price at $9.082 (or the reset amount, if less) if, for any 20 of 30 consecutive trading days, the daily volume-weighted price of the common stock is $12.00 or greater. The preferred stock may be redeemed, at the Company's option, at 110% of the stated value if the daily volume-weighted average trading price is below $3.00 per share for ten consecutive trading days. Terms of the series, among other things, limit the rate of conversion and the rate of sale of common stock acquired upon conversion, prohibit the Company from entering into certain public or private offerings of securities until the issuable common stock is registered, from redeeming any common stock, or from declaring any dividends on common stock, and allow the holders to purchase additional shares of preferred stock in lieu of anticipated advances under the Facility, provided at least 25% of the preferred stock is outstanding and required waivers are obtained from the Series A and Series B preferred stockholders. Proceeds from the offering were used for working capital and general corporate purposes. The series ranks in pari passu with the Series A, Series B and Series C preferred stock.

CONCENTRATION OF CREDIT RISK

The Company continues to be subject to credit risk through trade receivables. The Company's distributor for Korea accounted for $6,100,000 (48%) and $9,879,000 (63%) of the accounts receivable at March 31, 1998, and December 31, 1997, respectively. In connection with such receivables, the Company holds from the distributor a promissory note and pledge of security interests in certain collateral, including the distributor's accounts receivable. To date the Company has collected amounts due as agreed with the distributor; however, in view of the economic conditions and monetary environment in Korea, there is continuing uncertainty of future sales to the distributor and corresponding risk of collectability of the receivable. After assessing the financial condition of the distributor, and with the experience of collections to date, the Company believes the balance of the note will be collected in full.

SUBSEQUENT EVENTS

Effective as of April 1, 1998, the Company authorized the issuance of 31,308 shares of common stock in lieu of a $212,000 cash dividend on Class A preferred stock for the quarter ended March 31, 1998, and 17,025 shares in lieu of a $116,000 cash dividend on Class B preferred stock from issue date through March 31, 1998. The share price was the average closing market bid price for the five consecutive trading days ending March 31, 1998.

RECENT PRONOUNCEMENTS

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income", as of January 1, 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the total of net income and all other non-owner changes in equity. The Company does not believe that SFAS No. 130 will have a significant impact on the Company's financial statements.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE PERIOD ENDED MARCH 31, 1998

Comparison of First Quarter 1998 to First Quarter 1997

         The following table shows the revenue and gross profit for the Company's products:

                                                                   Three Months Ended March 31,
                                                                 --------------------------------
                                                                     1998                 1997
                                                                     ----                 ----
                                                                             ($ Thousands)
           Revenue:
           Fiber optic multiplexers                              $   2,162              $   2,023
           Engineering services and DSP                              2,851                  1,543
           Video conferencing                                          309                    105
           Voice switching and other                                   192                    866
                                                                 ---------              ---------
                                                                 $   5,514              $   4,537
                                                                 ---------              ---------
           Gross profit:
           Fiber optic multiplexers                                    556                    274
           Engineering services and DSP                                871                    317
           Video conferencing                                          136                     32
           Voice switching and other                                   (57)                    200
                                                                 ---------              ----------
                                                                 $   1,506              $      823
                                                                 ---------              ----------

NET REVENUE

         Net revenue for the three months ended March 31, 1998, increased 22% over the prior year period. Revenue from engineering services grew 72%. SONETLYNX(TM), LANscape(TM), and Digital Signal Processing (DSP) product lines also contributed to the increase.

GROSS PROFIT

         Gross profit increased 83% over the prior year period. SONETLYNX margin was improved by direct cost reductions but constrained by $422,000 of underabsorbed manufacturing overhead. (See Comparison to Fourth Quarter 1997.) Engineering service margins improved as a result of the increased level of revenue.

ENGINEERING AND DEVELOPMENT (E&D) EXPENSE

         E&D expense for the three months ended March 31, 1998, increased to $2,845,000 from $2,470,000 in the prior year period. In the prior year, $489,000 of SONETLYNX software development cost was capitalized. Overall total development costs declined 4%. The total costs of development were distributed by product line as follows:

                                                                    Three Months Ended March 31,
                                                                  --------------------------------
                                                                      1998                 1997
                                                                      ----                 ----
                                                                            ($ Thousands)
           Fiber optic multiplexers                               $   1,421              $   1,078
           CS4                                                          938                  1,352
           Video conferencing                                           323                    238
           DSP and other                                                163                    291
                                                                  ---------              ---------
                                                                  $   2,845              $   2,959
                                                                  =========              =========

         E&D results during the first quarter of 1998 included the following:
The SONETLYNX product line was enhanced and expanded by the release of a multi-point voice module, an ethernet protocol for OC-3, a 100 watt internal power supply, and release 3.0 of the network element management software. The CS4 development activity included performance optimization, stress testing of hardware components, and redesign for material cost reduction. The Windows NT version of the LANscape product was completed. To enable interoperability with existing video conferencing systems, an H.320 Gateway product was released. Including work funded by a customer, the Company completed the development of these DSP products: an evaluation platform for Texas Instruments' C6x products (EVM module), PCI boards under a private label arrangement, and a proprietary operating system for the C6x being offered for sale to third party C6x developers.

SELLING AND ADMINISTRATIVE EXPENSE

         Compared to the prior year, selling and administrative expenses in the three months ended March 31, 1998, were lowered 16% to $3,630,000 from $4,332,000 in the prior year period. The expense reduction was primarily attributable to the removal of corporate headquarters from Bermuda, avoiding extraordinary expenses incurred in 1997.

INTEREST EXPENSE

         Interest expense increased to $1,023,000 from $945,000 in the prior year period. Cash interest increased to $320,000 from $220,000. Non-cash costs of various financings, reportable as interest, account for the remaining amounts, as follows. In the three months ended March 31, 1998, the $703,000 of non-cash interest expense was due to amortization of debt discount and deferred financing costs attributable to valuation of warrants using the Black-Scholes pricing model. In the prior year period the majority of the $725,000 non-cash costs were attributed to a beneficial conversion feature of certain convertible debentures issued in 1996.

DIVIDENDS ON PREFERRED STOCK

         Preferred dividends include $369,000 which the Company has elected to pay in common stock. Also included in the reported amount are non-cash financing costs of $377,000 attributable to the value of beneficial conversion features of Series B and C preferred stock.

Comparison of First Quarter 1998 to Fourth Quarter 1997

NOTE

         References to financial results for the fourth quarter of 1997 are unaudited and do not refer to financial statements contained elsewhere in this report.

REVENUE AND GROSS PROFIT

         The Company's distributor of SONETLYNX product in Korea was responsible for revenue of $1,157,000 in the three months ended March 31, 1998, and $9,046,000 in the fourth quarter of 1997. The reduction of almost $8,000,000 had the effect of reducing overhead absorption and Gross Profit as a percentage of Revenue (to 27% from 50%). Excluding the effects of volume, the margins derived from direct costs of products improved in the first quarter compared to the fourth quarter of 1997.

EXPENSES

         E&D expense declined 18% to $2,845,000 from $3,469,000. Selling and administrative expense declined 31% to $3,630,000 from $5,268,000.

Liquidity and Capital Resources

         For the three months ended March 31, 1998, cash balances were increased by $2,764,000. During the three month period, cash used in operations, ($7,630,000), and in investing activities, ($811,000), was funded by securing new financing, net of repayments, of $11,205,000.

OPERATING ACTIVITIES

         Net cash used in operations consisted of the $6,301,000 net loss and the $3,030,000 net decrease in current liabilities, offset by $1,701,000 of non-cash charges. As previously discussed, the net loss primarily reflects the effect of fixed costs in a period of lower revenue and the continuation of new product development.

         * Accounts receivable were a source of funding due to collections from customers $2,858,000 in excess of new shipments and billings.

         * Inventory increased $803,000 due to restocking and longer term purchase commitments which could not be scaled back to coincide with the production requirements of revenue in the period.

         * Accounts payable were reduced $4,783,000 due to payments of accumulated obligations in line with prior operating levels.

         * The non-cash charges were primarily $854,000 depreciation and amortization of intangible assets and $703,000 of amortization of deferred financing costs.

INVESTING ACTIVITIES

         Investment spending consisted primarily of capital expenditures of $766,000 for fixed asset additions. These additions were concentrated in computers, software, and test equipment to support engineering activities, leasehold improvements, and manufacturing equipment to support new products.

FINANCING ACTIVITIES

         Cash uses were financed by the following transactions during the three month period ended March 31, 1998:

         * $10,000,000 from the sale of Series C preferred stock to Citadel Investment Group LLP

         *    $3,000,000 borrowed from St. James Capital LP

         * A deferred payment arrangement converting $2,100,000 originally due in February to monthly payments through December 1998

SUBSEQUENT FINANCING ACTIVITIES

         Since March 31, 1998, the Company has secured financing from the following transactions:

         *    $7,000,000 borrowed from St. James Capital LP on April 2, 1998

         * $5,000,000 from the sale of Series D preferred stock to Citadel Investment Group LLP on May 8, 1998

         Proceeds from these financings were used to retire maturing obligations of $6,630,000 and $3,223,000 to St. James Capital Corp. and the Coastal Trust, respectively, and for additional working capital.

OUTLOOK

         The St. James Capital LP credit facility may be available for additional advances of up to $5,000,000 until July 31, 1998. Such advances are subject to certain conditions including a due diligence review. Borrowings under the facility are due February 12, 1999, but may be extended for one year at the Company's option. In connection with the May 8 financing, the Company granted the holders of Series D Preferred Stock the right to purchase additional shares in lieu of anticipated advances under the facility.(See Notes to Consolidated Financial Statements).

         The Company has continued to fund its program to complete development and bring to market its CS4 intelligent, programmable, enhanced services platform. The Company is also continuing its efforts to bring a third party participant or participants into the CS4 program to provide funding, to contribute to specification and development of selected applications, or to augment marketing and distribution resources. The current focus of the CS4 program is to complete an initial application for a defined customer service demonstration in beta form in the time frame of late 1998 or early 1999 and to position the product for marketing in 1999. The results of the Company's efforts to involve third party participants may be expected to impact directly the level of expenditure, the technical and manufacturing scope of focus, and the ultimate realization of value to the Company from the CS4 program.

         The Company has begun to expand the scope of its contract manufacturing and related services to new customers for the combined purposes of expanding its core manufacturing competence and providing a new revenue source to support its operations infrastructure.

         The low level of first quarter sales included $1,157,000 or 21% to Korea. Should sales in Korean markets not increase to previous levels, the Company believes that prospects are good for achieving similar levels of sales in markets other than Korea. If revenues do not recover in the near term, then cost and expense reduction plans already undertaken can be continued to preserve cash resources at lower levels of sales. In the contrary scenario, should working capital additions be required by production and sales growth in excess of current plans, the Company believes it has the experience and capability to obtain necessary financing from external sources. There can be no assurance that such financing would be available, or available on acceptable terms.

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

CONTINGENT LIABILITIES

As discussed in "ITEM 3 - Legal Proceedings" in the Company's Annual Report on Form 10-K, the Company is exposed to certain contingent liabilities which, if resolved adversely to the Company, would adversely affect its liquidity, its results of operations, and/or its financial position.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE LIQUIDITY AND OPERATING RESULTS

         This Form 10-Q contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The forward looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, the forward looking statements. Factors that might cause such a difference include, but are not limited to, those relating to: general economic conditions in the markets in which the Company operates, including, in particular, the financial condition of the Republic of Korea; success in the development and market acceptance of new and existing products (particularly SONETLYNX, LANscape, and CS4); dependence on suppliers, third party manufacturers and channels of distribution; customer and product concentration; fluctuations in customer demand; maintaining access to external sources of capital; ability to execute management's margin improvement and cost control plans; overall management of the Company's expansion; and other risk factors detailed from time to time in the Company's filings with the Securities and Exchange Commission, including without limitation those set forth in the Section entitled "Risk factors" in the Form S-3 of the Company filed on April 3, 1998.

                           PART II - OTHER INFORMATION

ITEM 3 - CHANGES IN SECURITIES

         (c)  Recent sales of unregistered securities

         Effective as of January 1, 1998, the Company authorized the issuance of 42,546 shares of common stock in lieu of a $212,000 cash dividend on its Class A preferred stock for the quarter ended December 31, 1997.

         Effective as of April 1, 1998, the Company authorized the issuance of 31,308 shares of common stock in lieu of a $212,000 cash dividend on its Class A preferred stock for the quarter ended March 31, 1997, and 17,025 shares in lieu of a $116,000 cash dividend on Class B preferred stock from issue date through March 31, 1998.

         As disclosed in the Form 8-K of the Company filed May 8, 1998, the Company sold $5 million of Series D convertible preferred stock in a private placement.

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

Exhibit
No.             Exhibit
-------         -------
3.1             Certificate of Designations establishing the rights and
                preferences of the Series C Preferred Stock(1)
3.2             Certificate of Designations establishing the rights and
                preferences of the Series D Preferred Stock(2)
4.1             Registration Rights Agreement between the Company and Citadel, dated February 6, 1998(1)
4.2             Registration Rights Agreement dated February 12, 1998 between the Company and St. James Partners, L.P(1)
4.3             Warrant to Purchase Common Stock of the Company dated February
                12, 1998 issued to St. James Partners, L.P. expiring on February
                12, 2001(1)
4.4             Registration Rights Agreements between the Company and the
                Buyers, dated May 8, 1998(2)
10.1            Securities Purchase Agreement between the Company and Citadel, dated February 6, 1998(1)
10.2            Agreement for Purchase and Sale dated February 12, 1998 between the Company and St. James Partners L.P.(1)
10.3            Convertible Promissory Note dated February 12, 1998 by the
                Company in favor of St. James Partners, L.P.(1)
10.4            Pledge Agreement dated February 12, 1998 between the Company and
                St. James Partners L.P.(1)
10.5            Securities Purchase Agreement among the Company and the Buyers, dated May 8, 1998(2)
10.6            Assignment and Acceptance executed by St. James Partners and
                SJMB, L.P. ("SJMB") as to Agreement for Purchase and Sale dated
                February 12, 1998 by the Company and St. James Capital Partners
10.7            $2,000,000 Convertible Promissory Note issued to St. James
                Partners by the Company dated April 2, 1998
10.8            $13,000,000 Convertible Promissory Note issued to SJMB by the
                Company dated April 2, 1998
10.9            Warrant issued to St. James Partners by the Company dated April
                2, 1998, exercisable as to 300,000 shares of Common Stock
10.10           Warrant issued to SJMB by the Company dated April 2, 1998, exercisable as to 1,200,000 shares of Common Stock
10.11           Amendment No. 1 to Registration Rights Agreement dated as of
                April 2, 1998 between the Company and St. James Partners
27.0            Financial Data Schedule

(1) Incorporated herein by reference to the Form 10-K for the fiscal year ended December 31, 1997
(2) Incorporated herein by reference to the Registrant's Form 8-K dated May 8, 1998

    C. The Company has not filed any report on Form 8-K during the period covered by this Report, except as follows:

    Form 8-K filed February 17, 1998
    Form 8-K filed May 11, 1998

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          INTELECT COMMUNICATIONS, INC.
                                  (Registrant)



Date:     May 14, 1998
                                By: /s/ EDWIN J. DUCAYET, JR.
                                    --------------------------------------------
                                    Edwin J. Ducayet, Jr.
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)





Date:     May 14, 1998              /s/ HERMAN M. FRIETSCH
                                    --------------------------------------------
                                      Herman M. Frietsch
                                      Chief Executive Officer and Director
                                      (Principal Executive Officer)

                                 EXHIBIT INDEX


EXHIBIT                  DESCRIPTION
-------                  -----------

 10.6                    $2,000,000 Convertible Promissory Note issued to St.
                         James Partners by the Company dated April 2, 1998

 10.7 $13,000,000 Convertible Promissory Note issued to SJMB by the Company dated April 2, 1998

 10.8 Warrant issued to St. James Partners by the Company dated April 2, 1998, exercisable as to 300,000 shares of Common Stock

 10.9 Warrant issued to SJMB by the Company dated April 2, 1998, exercisable as to 1,200,000 shares of Common Stock

 10.10 Amendment No. 1 to Registration Rights Agreement dated as of April 2, 1998 between the Company and St. James Partners

 27                      Financial Data Schedule