Form 10-Q
period 1998-06-30
INTELECT COMMUNICATIONS INC
filed 1998-08-14
CIK 316672

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

There were 25,437,865 shares of Common Stock, par value $.01 per share, outstanding on August 10, 1998.

================================================================================

                 INTELECT COMMUNICATIONS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                            PAGE
                                                                                                            ----
PART I            FINANCIAL INFORMATION

ITEM 1            FINANCIAL STATEMENTS

                  Consolidated Balance Sheets of the Company
                  at June 30, 1998 (unaudited) and December 31, 1997                                           2

                  Consolidated Statements of Operations of the Company (unaudited)
                  for the three months and six months ended June 30, 1998 and 1997                             4

                  Consolidated Statements of Cash Flows of the Company
                  (unaudited) for the six months ended June 30, 1998 and 1997                                  5

                  Notes to Consolidated Financial Statements                                                   6

ITEM 2            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                                                          9

PART II           OTHER INFORMATION

ITEM 3            CHANGES IN SECURITIES                                                                       13

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                         13

ITEM 5            OTHER INFORMATION                                                                           14

ITEM 6            EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K                            14

                  SIGNATURES                                                                                  16

                        PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                 INTELECT COMMUNICATIONS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                    (Thousands of dollars, except share data)

                                                                                                        June 30,   December 31,
                                                                                                          1998        1997
                                                                                                         -------     -------
                                                                                                       (unaudited)
                                        Assets
Current assets:
Cash and cash equivalents                                                                                $ 5,590     $ 2,094
   Investments in marketable securities                                                                      888         942
   Accounts receivable net of allowances of $513 in 1998 and $541 in 1997                                 14,702      15,569
   Inventories                                                                                             7,828       6,289
   Prepaid expenses                                                                                          905         658
                                                                                                         -------     -------
                           Total current assets                                                           29,913      25,552

Property and equipment, net                                                                                6,684       6,041
Goodwill, net                                                                                             12,159      13,249
Software development costs, net                                                                            3,046       2,229
Other intangible assets, net                                                                               1,018       1,168
Other assets                                                                                               1,481         992
                                                                                                         =======     =======
                                                                                                         $54,301     $49,231
                                                                                                         =======     =======


See accompanying notes to consolidated financial statements          (Continued)

                  INTELECT COMMUNICATIONS INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets (Continued)
                    (Thousands of dollars, except share data)

                                                                                                          June 30,      December 31,
                                                                                                             1998           1997
                                                                                                          ---------     ------------
                                                                                                         (unaudited)
                         Liabilities and Stockholders' Equity
Current liabilities:
Notes payable, net of unamortized discount of $2,091 in 1998 and
     $578 in 1997                                                                                         $   8,349      $   9,132
Current maturities of long-term debt                                                                            862          2,527
Accounts payable                                                                                              4,246          7,568
Accrued liabilities                                                                                           2,572          3,173
Net liabilities of discontinued operations                                                                      400            400
Deferred income taxes                                                                                            49             49
Current installments of obligations under capital leases                                                         86             89
                                                                                                          ---------      ---------
Total current liabilities                                                                                    16,564         22,938

Long-term obligations under capital leases, net of current installments                                          11             55
Deferred income taxes                                                                                            89             89
                                                                                                          ---------      ---------
                                                                                                             16,664         23,082
                                                                                                          ---------      ---------

Commitments and contingencies

Stockholders' equity:
$2.0145, 10% cumulative convertible preferred stock, series A,
     $.01 par value (aggregate involuntary liquidation preference
     $20,145,000).  Authorized 10,000,000 shares; 4,219,409 shares
     issued and outstanding                                                                                      42             42
$4.375, 10% cumulative convertible preferred stock, series B,
     $.01 par value (aggregate involuntary liquidation preference
     $4,000,000).  Authorized 914,286 shares; 914,286 shares
     issued and outstanding                                                                                       9              9
Series C convertible preferred stock, $.01 par value (aggregate involuntary liquidation preference $10,000,000).  Authorized
     12,500 shares; 10,000 shares issued and outstanding in 1998                                                  1             --
Series D convertible preferred stock, $.01 par value (aggregate involuntary liquidation preference $10,000,000).  Authorized,
     issued, and outstanding 10,000 shares in 1998                                                                1             --
Common stock, $.01 par value.  Authorized 50,000,000 shares;
     24,316,317 and 23,954,978 shares issued and outstanding in 1998
     and 1997                                                                                                   243            240
Additional paid-in capital                                                                                  100,171         75,940
Unrealized gain on marketable securities                                                                         --              2
Retained earnings (accumulated deficit)                                                                     (62,830)       (50,084)
                                                                                                          ---------      ---------
Total stockholders' equity                                                                                   37,637         26,149
                                                                                                          ---------      ---------
                                                                                                          $  54,301      $  49,231
                                                                                                          =========      =========


See accompanying notes to consolidated financing statements.

                 INTELECT COMMUNICATIONS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                    (Thousands of dollars, except share data)


                                                                        Three Months Ended           Six Months Ended
                                                                             June 30,                    June 30,
                                                                      ----------------------      ----------------------
                                                                        1998          1997          1998          1997
                                                                      --------      --------      --------      --------
                                                                                          (unaudited)
Net revenues                                                          $  7,071      $  9,007      $ 12,585      $ 13,544
Cost of revenue                                                          4,827         6,042         8,835         9,812
                                                                      --------      --------      --------      --------
     Gross Profit                                                        2,244         2,965         3,750         3,732
                                                                      --------      --------      --------      --------

Expenses:
   Engineering and development                                           1,554         2,522         4,399         4,992
   Selling and administrative                                            4,402         4,427         8,031         8,692
   Amortization of goodwill                                                310           327           641           661
                                                                      --------      --------      --------      --------
                                                                         6,266         7,276        13,071        14,345
                                                                      --------      --------      --------      --------
     Operating Loss                                                     (4,022)       (4,311)       (9,321)      (10,613)
                                                                      --------      --------      --------      --------

Other income (expense):
   Interest expense                                                     (1,088)         (958)       (2,111)       (1,903)
   Interest income and other                                                62          (309)          170          (346)
                                                                      --------      --------      --------      --------
                                                                        (1,026)       (1,267)       (1,941)       (2,249)
                                                                      --------      --------      --------      --------
     Loss from continuing operations before income taxes                (5,048)       (5,578)      (11,262)      (12,862)

Income tax expense                                                         (14)          (39)          (14)          (77)
                                                                      --------      --------      --------      --------
     Loss from continuing operations                                    (5,062)       (5,617)      (11,276)      (12,939)

Loss on disposal of discontinued operations, net of tax                    (97)          (20)         (185)         (113)
                                                                      ========      ========      ========      ========
     Net loss                                                         $ (5,159)     $ (5,637)     $(11,461)     $(13,052)
                                                                      ========      ========      ========      ========

Dividends on preferred stock                                               538            64         1,285            64
                                                                      ========      ========      ========      ========
     Loss available to common stockholders                            $ (5,697)     $ (5,701)     $(12,746)     $(13,116)
                                                                      ========      ========      ========      ========

Basic and diluted loss per share:
   Continuing operations                                              $  (0.23)     $  (0.28)     $  (0.52)     $  (0.71)
   Discontinued operations                                                  --            --         (0.01)        (0.01)
                                                                      ========      ========      ========      ========
     Net loss per share                                               $  (0.23)     $  (0.28)     $  (0.53)     $  (0.72)
                                                                      ========      ========      ========      ========

Weighted average number of common shares outstanding                  $ 24,271        19,810        24,190        18,210
                                                                      ========      ========      ========      ========

See accompanying notes to consolidated financial statements.

                 INTELECT COMMUNICATIONS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                    (Thousands of dollars, except share data)

                                                                                                         Six Months Ended June 30,
                                                                                                         -------------------------
                                                                                                            1998           1997
                                                                                                         ---------      ----------
                                                                                                                (unaudited)
Cash flows from operating activities:
   Net loss                                                                                               $(11,461)     $(13,052)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
        Depreciation and amortization                                                                        1,833         1,498
        Amortization of loan discount                                                                        1,540         1,427
        Deferred income taxes                                                                                   --            77
        Loss on disposal of discontinued operations                                                            186           113
        Stock option compensation                                                                               50           121
        Noncash operating expenses                                                                              93           282
        Other                                                                                                   --            (8)
        Change in operating assets and liabilities,
          Net of effects of acquired companies:
             Accounts receivable                                                                               867        (6,230)
             Inventories                                                                                    (1,539)         (620)
             Other assets                                                                                     (123)         (177)
             Accounts payable and accrued liabilities                                                       (3,924)        2,407
                                                                                                          --------      --------
               Net cash used in operating activities                                                       (12,478)      (14,162)
                                                                                                          --------      --------

Cash flows from investing activities:
   Payments for disposal of discontinued operations                                                           (133)         (113)
   Purchase of other intangible assets                                                                         (12)          (83)
   Capital expenditures                                                                                     (1,402)       (1,925)
   Purchase of marketable securities                                                                            --           (78)
   Software development costs                                                                               (1,032)       (1,021)
   Proceeds from sale of marketable securities                                                                  52            --
                                                                                                          --------      --------
               Net cash used in investing activities                                                        (2,527)       (3,220)
                                                                                                          --------      --------

Cash flows from financing activities:
   Debt issuance costs                                                                                         (73)         (309)
   Proceeds from issuance of notes payable                                                                  10,020        11,200
   Principal payments on notes payable                                                                      (9,290)           --
   Payments under capital lease obligations                                                                    (47)          (29)
   Principal payments on long-term debt                                                                     (1,215)         (682)
   Proceeds from exercise of employee stock options                                                            282           348
   Proceeds from issuance of preferred shares                                                               18,824         5,000
                                                                                                          --------      --------
               Net cash provided by financing activities                                                    18,501        15,528
                                                                                                          --------      --------

Net increase (decrease) in cash and cash equivalents                                                         3,496        (1,854)
Cash and cash equivalents, beginning of period                                                               2,094         4,863
                                                                                                          --------      --------
Cash and cash equivalents, end of period                                                                  $  5,590      $  3,009
                                                                                                          ========      ========


See accompanying notes to consolidated financial statements.

                          INTELECT COMMUNICATIONS, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                  June 30, 1998

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

INVENTORIES

         The components of inventories are as follows (thousands of dollars)

                                      June 30,   December 31,
                                        1998        1997
                                      --------   ------------
Raw materials                         $ 4,503      $ 5,209
Work in progress                        2,283          630
Finished goods                          2,703        2,050
                                      -------      -------
                                        9,489        7,889
Less:  allowance for obsolescence      (1,661)      (1,600)
                                      -------      -------
                                      $ 7,828      $ 6,289
                                      =======      =======

FINANCING MATTERS

         Effective as of April 1, 1998, the Company authorized the issuance of 31,308 shares of common stock in lieu of a $212,000 cash dividend on Series A preferred stock for the quarter ended March 31, 1998 and 17,025 shares in lieu of a $116,000 cash dividend on Series B preferred stock for the period from date of issue through March 31, 1998. The share price was the average closing market bid price for the five consecutive trading days ending March 31, 1998.

         On February 12, 1998, the Company established a $15,000,000 credit facility (the "Facility") with a private lender, and received an initial advance of $3,000,000. On April 2, 1998, the Company received an additional advance of $7,000,000. The Facility is due February 12, 1999, is secured by all outstanding shares of the Company's wholly owned U.S. subsidiaries, and bears interest at the rate of 7% per annum, payable at maturity. In conjunction with advances under the Facility, the lender received warrants to purchase 1,500,000 shares of common stock, exercisable at any time for a three year period at an exercise price of $7.50 per share. Outstanding advances and accrued interest are convertible into shares of common stock at a price of $9.082, at the lender's option, provided the market price of the common stock is less than $13.50, and at the Company's option if the market price of the common stock is $13.50 or greater. Market price is defined as the closing bid price for 15 of the 17 consecutive days immediately prior to the conversion date. The Facility may be extended for an additional year in exchange for warrants to purchase common stock, exercisable at any time for a three year period, at the rate of 5,000 warrant shares for each $100,000 advanced, at a price equal to $1.50 greater than the average closing bid price of the common stock for the ten day period immediately prior to February 12,

1999. All warrants are subject to certain repricing and anti-dilution adjustments. The Facility, among other things, prohibits any additional indebtedness. The obligation to make future advances expired on July 31, 1998. The Company is prohibited from redeeming any capital stock, declaring any dividends on common stock or making certain other distributions, as defined. Proceeds of the initial advance were used for working capital and general corporate purposes. Proceeds of the second advance were used primarily to retire outstanding loans and accrued interest, totaling $6,630,000 from the previous Credit Facility. The fair value of the warrants at dates of issue, totaling $909,000 and $2,071,000, evaluated using the Black-Scholes option pricing model, were credited to additional paid-in capital and are being charged to interest expense using the effective interest method over the loan period.

         On April 2, 1998, the credit facility was retired as described above, and on May 12, 1998, the Coastal Trust Revolving Loan, outstanding advances and accrued interest, totaling $3,223,000, was retired.

         On May 8 and June 26, 1998, the Company sold 5,000 shares of Series D Convertible Preferred Stock, in private placements to holders of the Series C preferred stock, realizing a total of $9,645,000, after issuance costs. A premium on the Series D preferred stock accumulates at the rate of 4% per annum, is payable upon conversion, and may be paid in cash or common stock, at the Company's option. The preferred stock will automatically convert into common stock on May 8, 2000, and June 26, 2000, respectively, and may be converted prior to that date, at the holder's option, at the lesser of $9.082 (or the "reset price," the volume-weighted average trading price of the common stock for the five trading days following the filing of the Company's Form 10-Q for the quarter ending June 30, 1998, if less) per share of common stock or at 97% of the market price. Market price is defined as the average of the three lowest closing bid prices for the common stock within the ten trading days immediately preceding the conversion date. The Company may fix the conversion price at $9.082 (or the reset price, if less) if, for any 20 of 30 consecutive trading days, the daily volume-weighted price of the common stock is $12.00 or greater. The preferred stock may be redeemed, at the Company's option, at 110% of the stated value if the daily volume-weighted average trading price is below $3.00 per share for ten consecutive trading days. Terms of the series, among other things, limit the rate of conversion and the rate of sale of common stock acquired upon conversion, prohibit the Company from redeeming any common stock, or from declaring any dividends on common stock, and allow the holders to purchase additional shares of preferred stock in lieu of anticipated advances under the Facility, provided at least 25% of the preferred stock is outstanding and required waivers are obtained from the Series A and Series B preferred stockholders. Proceeds from the offering were used for working capital and general corporate purposes. The series ranks in pari passu with the Series A, Series B and Series C preferred stock.

CONCENTRATION OF CREDIT RISK

         The Company continues to be subject to credit risk through trade receivables. The Company's distributor for Korea accounted for $6,522,000 (44%) and $9,879,000 (63%) of the accounts receivable at June 30, 1998, and December 31, 1997, respectively. Of the most recent amount, $3,100,000 dates from December 1997. In connection with such receivables, the Company also holds from the distributor a promissory note and pledge of security interests in certain collateral, including the distributor's accounts receivable. The Company has continued to receive payments from the distributor; however, in view of the economic conditions and monetary environment in Korea, there is continuing uncertainty about future sales to the distributor and the corresponding risk of collecting amounts due. After assessing the payment intentions and performance of the distributor, and the financial condition of the distributor, the Company continues to believe the balance of the note will be collected in full and accordingly has made no provision for loss on such receivables.

SUBSEQUENT EVENTS

         Effective as of July 1, 1998, the Company authorized the issuance of 35,903 shares of common stock in lieu of a $212,000 cash dividend on its Series A preferred stock and 16,895 shares in lieu of a $100,000 cash dividend on its Series B preferred stock for the quarter ended June 30, 1998. The share price was the average closing market bid price for the five consecutive trading days ending June 30, 1998.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE PERIOD ENDED JUNE 30, 1998

--------------------------------------------------------------------------------
COMPARISON OF SECOND QUARTER AND FIRST HALF 1998 TO 1997
--------------------------------------------------------------------------------

         The following table shows the revenue and gross profit for the Company's products:

                                                       Three Months Ended            Six Months Ended
                                                             June 30,                    June 30,
                                                      ----------------------      ----------------------
                                                        1998          1997          1998          1997
                                                      --------      --------      --------      --------
                                                                        ($ Thousands)
Revenue:
Fiber optic multiplexers                              $  3,495      $  6,128      $  5,657      $  8,152

Engineering services and DSP                             3,006         2,223         5,857         3,766
Video conferencing                                         530           107           839           212
Voice switching and other                                   40           549           232         1,414
                                                      --------      --------      --------      --------
                                                      $  7,071      $  9,007      $ 12,585      $ 13,544
                                                      --------      --------      --------      --------

Gross profit:
Fiber optic multiplexers                                 1,382         2,410         1,937         2,644
Engineering services and DSP                               678           597         1,549           894
Video conferencing                                         220            46           356            78
Voice switching and other                                  (36)          (88)          (92)          116
                                                      --------      --------      --------      --------
                                                      $  2,244      $  2,965      $  3,750      $  3,732
                                                      --------      --------      --------      --------

NET REVENUE

         The Company's technology, marketing, distribution and sales efforts have been focused on developing and accelerating product applications and revenues in the United States, Europe, China, Australia and South America to replace sales in Korea which have been materially lower since the beginning of 1998. During the second quarter, SONETLYNX sales to non-Korean customers increased 203% and revenues from LANscape video conferencing products grew 395%. Engineering services revenues grew 4%. For the first half, corresponding percentages were 70% for non-Korean SONETLYNX, 296% for LANscape and 33% for engineering services The overall decrease of net revenue by 22% and 7% mainly reflects reduced sales in Korea. All revenue differences reflect differences in product volumes, not prices.

GROSS PROFIT

         SONETLYNX margins were adversely affected by decreased volume levels reflecting the falloff in sales to Korea. Alternatively, engineering services, DSP and video product margins improved as a result of increasing revenues. Overall gross profit was lower by 24% and increased 1%, respectively, over the prior year periods from this combination of factors.

ENGINEERING AND DEVELOPMENT (E&D) EXPENSE

         Combining E&D expense with capitalized software, total development costs were reduced by 15% and 10% in the three months and six months, respectively. E&D expense for the three months and six months ended June 30, 1998, decreased to $1,554,000 and $4,399,000, respectively, compared to $2,522,000 and $4,982,000 in the prior year periods. In the three months, software development costs of $1,032,000 and $532,000, respectively, were capitalized. In the six month period, capitalized SONETLYNX software development cost decreased to $644,000 from $1,021,000 and video software development of $388,000 was capitalized. The total costs of development were distributed by product line as follows:

                                                                                         Three Months Ended      Six Months Ended
                                                                                               June 30,             June 30,
                                                                                         -------------------    -----------------
                                                                                           1998       1997       1998       1997
                                                                                         -------     -------    ------     ------
                                                                                                       ($ Thousands)
Fiber optic multiplexers                                                                  $1,276     $1,496     $2,697     $2,573
CS4                                                                                          925        997      1,863      2,275
Video conferencing                                                                           287        200        610        438
DSP and other                                                                                 98        361        261        727
                                                                                          ------     ------     ------     ------
                                                                                          $2,586     $3,054     $5,431     $6,013

         During the second quarter of 1998, the SONETLYNX product line was expanded to include the international standard SDH, Synchronous Digital Hierarchy. Branded "FibreTrax," the SDH version serves the approximately 70% of global markets for fiber optic transmission outside North America. Also, an interface was developed to enable communication between multiple filter rings, including rings of different speeds. The LANscape product line was enhanced to support Release 4.0 of Windows NT. Also, the software foundation for connecting LANscape with other protocols was established.

         E&D for the CS4 program was $938,000 and $925,000 in the first two quarters of 1998. CS4 developments included feature enhancements, scheduling and staffing for fabrication, and preparation for commercial product launch in 1999. In addition to the E&D expense, fixed assets of $1,120,000 are specific to the CS4 project.

SELLING AND ADMINISTRATIVE EXPENSE

         Selling and administrative expenses in the three months and six months ended June 30, 1998, were lower by 1% and 8%, respectively, compared to the prior year. The expense reduction year-to-year also reflects the removal of corporate headquarters from Bermuda during 1997, and the non-recurrence of related extraordinary expenses.

INTEREST EXPENSE

         Cash interest expense in the three months ended June 30, 1997 and 1998 was $251,000 and $256,000, respectively. For the six months ended June 30, 1997 and 1998, cash interest expense was $571,000 and $476,000, respectively. Remaining amounts reportable as interest are non-cash expenses due to amortization of debt discount and deferred financing costs attributable to valuation of warrants using the Black-Scholes pricing model except that in the first half of 1997, $582,000 of the non-cash cost was attributable to a beneficial conversion feature of certain convertible debentures issued in 1996.

DIVIDENDS ON PREFERRED STOCK

         Preferred dividends include $442,000 and $811,000 in the three months and six months ended June 30, 1998, which the Company has elected to pay in common stock or which accrue to be paid in common stock only upon conversion. Also included in the reported amount are additional preferred dividends of $96,000 and $474,000, respectively, attributable to the value of beneficial conversion features of Series B, C and D preferred stock at date of issue.

YEAR 2000 COMPLIANCE

         The Company has conducted a review of its computer systems to identify the systems that could be affected by the "Year 2000 Problem," the result of computer programs using two digits rather than four to define the year portion of dates. The Company has determined that none of its significant systems fail to comply with the ability to distinguish the year 2000 from the year 1900. The review continues, in an ongoing process, to examine the risk, if any, to the Company, of vendor or customer exposure to the Problem. To date, no exposure has been discovered which would have a material adverse effect on the Company. Certain purchased software, resold or used in company products, has been certified by the vendors to be compliant. The financial impact of Year 2000 compliance has not been and is not anticipated to be material to the Company's financial position or results of operations in any given year.

--------------------------------------------------------------------------------
LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

         For the six months ended June 30, 1998, cash balances increased by $3,496,000. During the six-month period, the increased cash balances, cash used in operations, ($12,478,000), and in investing activities, ($2,527,000), were funded by securing new financing of $18,501,000 (net of $9,853,000 of debt repayments).

OPERATING ACTIVITIES

         Net cash used in operations consisted primarily of the $11,461,000 net loss and the $4,719,000 net increase in working capital, offset by $3,702,000 of non-cash charges. As previously discussed, the net loss primarily reflects the costs of developing new technologies and products and the costs of operations during a period of sharply reduced revenues following the sudden and virtual discontinuance of sales in Korea at the beginning of 1998.

         Additionally, in this context:

         o Accounts receivable were a source of funding due to collections from customers $867,000 in excess of new shipments and billings.

         o Inventory increased $1,539,000 due to restocking, longer term purchase commitments, and production for orders received near the end of June.

         o Accounts payable were reduced $3,924,000 due to payments of accumulated obligations in line with prior operating levels.

         o The non-cash charges were primarily $1,833,000 depreciation and amortization of intangible assets and $1,540,000 amortization of deferred financing costs.

INVESTING ACTIVITIES

         Investment accounts were increased primarily by $1,402,000 for fixed asset additions and $1,032,000 of capitalized SONETLYNX and LANscape product enhancements. The fixed asset additions were concentrated in computers, software, and test equipment to support engineering activities, leasehold improvements, and manufacturing equipment to support new products.

FINANCING ACTIVITIES

         Cash uses were financed by the following transactions during the six month period ended June 30, 1998:

         o $10,000,000 from the sale of Series C preferred stock in February.

         o     $3,000,000 borrowed in February.

         o A deferred payment arrangement converting $2,100,000 originally due in February to monthly payments through December 1998.

         o     $7,000,000 borrowed in April.

         o     $5,000,000 from the sale of Series D preferred stock in May.

         o     $5,000,000 from the sale of Series D preferred stock in June.

         Proceeds from these financings were used to retire maturing obligations of $6,630,000 and $3,223,000 and for additional working capital.

OUTLOOK

         The materially reduced level of sales in Korea during the first half fell within the range of the Company's expectations. Should future sales in Korean markets not increase to previous levels, the Company believes that prospects are good and expanding for achieving similar and higher levels of sales in markets other than Korea. In the alternate, should working capital additions be required by production and sales growth in excess of current plans, although there can be no assurance of a successful undertaking, the Company believes it has the experience, relationships and capability to obtain necessary financing from external sources.

         The Company has continued to fund its program to complete development and bring to market its CS4 intelligent, programmable, enhanced services platform. The Company is also continuing its efforts to bring a third party participant or participants into the CS4 program to provide funding, to contribute to specification and development of selected applications, or to augment marketing and distribution resources. The current focus of the CS4 program is to complete an initial application for a defined customer service demonstration in beta form in the time frame of late 1998 or early 1999 and to position a commercial version of the product for marketing in 1999. The results of the Company's efforts to involve third party participants may be expected to impact directly the level of expenditure, the technical and manufacturing scope of focus, and the ultimate realization of value to the Company from the CS4 program.

         Considering the financial resources available and potentially available, the outlook for cash available from customer collections, the outlook for cash uses in operations and investing, and the options available to control spending, the Company believes it has, or reasonably has access to, the financial resources to meet its business requirements through the current year. The Company cannot assure, however, that the business results assumed in this outlook will be realized, especially considering the near term impact of reduced revenues from Korea. The Company cannot assure that profitability and positive cash flow will be achieved when expected. If the Company's sales plans are not achieved, operating losses and negative cash flows exceed the Company's estimates, or capital requirements in connection with the design, development, and commercialization of its principal products are higher than estimated, the Company will need to raise additional capital. The Company's ability to receive additional advances under its credit facility expired per terms, July 31, 1998. If additional financing is in the form of debt, the prior approval of the credit facility is required. Although the Company believes it could raise additional capital through public or private equity or debt financings, if necessary, there can be no assurance that such financings would be available, or available on acceptable terms. If such financing were not available, the Company has determined that a significant reduction of engineering, development, selling, and administrative costs would allow the Company to continue as a going concern through 1998. Over the longer term, sales would have to increase from current levels for the Company to operate in its current form with its current product portfolio.

CONTINGENT LIABILITIES

         As discussed in "ITEM 3 - Legal Proceedings" in the Company's Annual Report on Form 10-K, the Company is exposed to certain contingent liabilities which, if resolved adversely to the Company, would adversely affect its liquidity, its results of operations, and/or its financial position.

ADDITIONAL FACTORS THAT MAY AFFECT FUTURE LIQUIDITY AND OPERATING RESULTS

         This Form 10-Q contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The forward looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, the forward looking statements. Factors that might cause such a difference include, but are not limited to, those relating to: general economic conditions in the markets in which the Company operates, including, in particular, the financial condition of the Republic of Korea; success in the development and market acceptance of new and existing products (particularly SONETLYNX, FibreTrax, LANscape, and CS4); dependence on suppliers, third party manufacturers and channels of distribution; customer and product concentration; fluctuations in customer demand; maintaining access to external sources of capital; ability to execute management's margin improvement and cost control plans; overall management of the Company's expansion; and other risk factors detailed from time to time in the Company's filings with the Securities and Exchange Commission, including without limitation those set forth in the Section entitled "Risk Factors" in the Form S-3 of the Company filed on May 22, 1998.

                           PART II - OTHER INFORMATION

ITEM 3 - CHANGES IN SECURITIES

         (c)   Recent sales of unregistered securities

         As more fully described in the Form 8-K's of the Company filed May 11, 1998 and June 29, 1998, respectively, the Company sold an aggregate of $10,000,000 of Series D convertible preferred stock in a private placement to certain purchasers affiliated with the Citadel Investment Group, LLC.

         Effective May 20, 1998, pursuant to a transaction exempt from registration under Section 4(2) of the Securities Act of 1933, the Company issued to Hambrecht & Quist LLC an immediately exercisable warrant to purchase up to 33,036 shares of Common Stock at an exercise price of $10.292 per share with an expiration date of May 20, 2003. The warrant contains a provision for the holder to make a cashless exercise at the holder's option. The warrant was issued in consideration for certain placement services rendered in connection with the issuance of the Series C Convertible Preferred Stock.

         Effective June 29 1998, pursuant to a transaction exempt from registration under Section 4(2) of the Securities Act of 1933, the company issued to Lifeline Industries, Inc. an immediately exercisable warrant to purchase 30,000 shares of Common Stock at an exercise price of $5.00 per share with an expiration date of April 30, 2005. The warrant was issued in consideration for certain services rendered in connection with the issuance of the Series D convertible Preferred Stock.

         Effective as of July 1, 1998, the Company authorized the issuance of 35,903 shares of common stock in lieu of a $212,000 cash dividend in its Series A preferred stock and 16,895 shares in lieu of a $100,000 cash dividend on its Series B preferred stock for the quarter ended June 30, 1998.

         In a transaction exempt from registration pursuant to Schedule 3(a)(9) under the Securities Act, on July 16, 1998, the holder of Series B Preferred Stock converted 731,285 shares into 812,732 shares of Common Stock of the Company. Conversion was based on 85% of the average closing bid price on the five trading days preceding the conversion date.

         In a transaction exempt from registration pursuant to Schedule 3(a)(9) under the Securities Act, on July 22, 1998 and July 23, 1998, the holder of Series C Preferred Stock converted 775 and 200 shares, respectively, into 185,884 and 46,969 shares of Common Stock, respectively. Conversion was based on 97% of the average of the three lowest bid prices on the ten trading days preceding the conversion dates.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Stockholders of the Company was held on June 18, 1998. At the Annual Meeting, Robert H. Garrison, II was elected as a director of the company. Herman M. Frietsch, Anton von Liechtenstein, and Philip P. Sudan, Jr. continue to serve as directors pursuant to their prior election. In addition, stockholders approved a proposal to increase the number of shares of Common Stock reserved for issuance under the Company's Stock Incentive Plan from 4,000,000 to 5,000,000 and approved the appointment of Arthur Andersen LLP as the independent auditor of the Company.

         The Director was elected by a vote of 21,944,509 for and 252,415 withheld. The proposal to increase shares reserved for the Stock Incentive Plan was approved by a vote of 20,859,024 for, 1,198,620 against and 139,280 abstentions. The selection of independent auditor was approved by a vote of 22,061,602 for, 66,432 against, and 68,890 abstentions.

ITEM 5 - OTHER INFORMATION

         As disclosed in the Company's annual report on Form 10-K for the fiscal year 1997, in December 1997, the Company entered into loan transactions with the following persons in the indicated original principal amounts: Edwin J. Ducayet, Jr., Chief Financial Officer and Treasurer, $200,000; Herman M. Frietsch, Chairman and Chief Executive Officer, $100,000; a partnership of which Philip P. Sudan, Jr., a director of the Company, is a general partner, $200,000; and certain other employees and other persons, $210,000. The partnership of which Mr. Sudan is a general partner then transferred $133,000 of the original principal amount to a professional corporation controlled by Mr. Sudan and the remainder to the other partner. The terms of each of the promissory notes which evidence the transactions provide for the Company to pay to each payee on demand the aggregate principal amount loaned to the Company, together with accrued interest. The notes provided that the payee can elect to have the promissory note paid in cash or shares of Common Stock at the rate of $5.25 per share for each dollar of principal and interest outstanding. Interest on the promissory notes accrues at the prime rate (as defined in the promissory note) plus three percent. As of February 10, 1998, the loan by Mr. Ducayet to the Company was paid in full. As of the date hereof, the loans by Messrs. Frietsch and Sudan remain outstanding. The aggregate principal amount outstanding for the loans to Messers. Frietsch, Sudan, and the other employees and persons is $440,000 as of August 13, 1998. In forebearance for demanding cash repayment of the loans, the Company has agreed to amend and restate the outstanding promissory notes as of August 14, 1997 and to reduce the conversion price on such loans to the rate of $4.00 for each dollar of principal and interest outstanding. All other terms and provisions of such amended and restated notes shall remain the same as those originally issued.

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



Exhibit No.       Exhibit

4.1 Certificate of Designations establishing the rights and preferences of the Series D Preferred Stock(1)
4.2 Registration Rights Agreements between the Company and the Buyers, dated May 8, 1998(1)
4.3 Registration Rights Agreement between the Company and the Buyers dated June 26, 1998(3)
4.4 Registration Rights Agreement dated June 29, 1998 between the Company and Lifeline Industries, Inc.(4)
4.5 Certification of Correction dated December 17, 1997 relating to the Series B Preferred Stock(4)
4.6 Amendment to Registration Rights Agreement dated July 16, 1998 between the company and Navesink Equity Derivative Fund LDC(4)
10.1 Securities Purchase Agreement among the Company and the Buyers, dated May 8, 1998(1)
10.2 Assignment and Acceptance executed by St. James Partners and SJMB, L.P. ("SJMB") as to Agreement for Purchase and Sale dated February 12, 1998 by the Company and St. James Capital Partners(2)
10.3 $2,000,000 Convertible Promissory Note issued to St. James Partners by the Company dated April 2, 1998(2)
10.4 $13,000,000 Convertible Promissory Note issued to SJMB by the Company dated April 2, 1998(2)
10.5 Warrant issued to St. James Partners by the Company dated April 2, 1998, exercisable as to 300,000 shares of Common Stock(2)
10.6 Warrant issued to SJMB by the Company dated April 2, 1998, exercisable as to 1,200,000 shares of Common Stock(2)
10.7 Amendment No. 1 to Registration Rights Agreement dated as of April 2, 1998 between the Company and St. James Partners(2)
10.8 Securities Purchase Agreement dated June 26, 1998 between the Company and the Buyers(3)
10.9 Warrant issued to Lifeline Industries, Inc. dated June 29, 1998, exercisable as to 30,000 shares of Common Stock(4)
10.10 Warrant issued to Hambrecht & Quist LLC exercisable to purchase up to 33,036 shares of Common Stock at an exercise price of $10.292 per share, expiring May 20, 2003.
10.11 Letter Agreement dated July 15, 1998 between the Company and Navesink Equity Derivative Fund LDC(4)
10.12 Form of Amended and Restated Promissory Notes held by various employees, directors, and related individuals of the Company with face values totaling $440,000, convertible into Common Stock of the Company at a rate of $4.00 per share
27.1              Financial Data Schedule

(1) Incorporated herein by reference to the Form 8-K dated May 8, 1998
(2) Incorporated herein by reference to the Form 10-Q for the quarter ended March 31, 1998
(3) Incorporated herein by reference to the Form 8-K dated June 29, 1998
(4) Incorporated herein by reference to the Form S-3 filed August 10, 1998

        C. The Company has not filed any report on Form 8-K during the period covered by this Report, except as follows:

        Form 8-K filed May 11, 1998
        Form 8-K filed June 29, 1998

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          INTELECT COMMUNICATIONS, INC.
                                  (Registrant)



Date: August 13, 1998                             By: /s/ EDWIN J. DUCAYET, JR.
      ---------------                                 --------------------------------------------
                                                      Edwin J. Ducayet, Jr.
                                                      Chief Financial Officer
                                                      (Principal Financial and Accounting Officer)





Date: August 13, 1998                             By: /s/ HERMAN M. FRIETSCH
      ---------------                                 -------------------------------------------------
                                                      Herman M. .Frietsch
                                                      Chairman of the Board and Chief Executive Officer
                                                      (Principal Executive Officer)

                               INDEX TO EXHIBITS


Exhibit No.       Exhibit

4.1 Certificate of Designations establishing the rights and preferences of the Series D Preferred Stock(1)
4.2 Registration Rights Agreements between the Company and the Buyers, dated May 8, 1998(1)
4.3 Registration Rights Agreement between the Company and the Buyers dated June 26, 1998(3)
4.4 Registration Rights Agreement dated June 29, 1998 between the Company and Lifeline Industries, Inc.(4)
4.5 Certification of Correction dated December 17, 1997 relating to the Series B Preferred Stock(4)
4.6 Amendment to Registration Rights Agreement dated July 16, 1998 between the company and Navesink Equity Derivative Fund LDC(4)
10.1 Securities Purchase Agreement among the Company and the Buyers, dated May 8, 1998(1)
10.2 Assignment and Acceptance executed by St. James Partners and SJMB, L.P. ("SJMB") as to Agreement for Purchase and Sale dated February 12, 1998 by the Company and St. James Capital Partners(2)
10.3 $2,000,000 Convertible Promissory Note issued to St. James Partners by the Company dated April 2, 1998(2)
10.4 $13,000,000 Convertible Promissory Note issued to SJMB by the Company dated April 2, 1998(2)
10.5 Warrant issued to St. James Partners by the Company dated April 2, 1998, exercisable as to 300,000 shares of Common Stock(2)
10.6 Warrant issued to SJMB by the Company dated April 2, 1998, exercisable as to 1,200,000 shares of Common Stock(2)
10.7 Amendment No. 1 to Registration Rights Agreement dated as of April 2, 1998 between the Company and St. James Partners(2)
10.8 Securities Purchase Agreement dated June 26, 1998 between the Company and the Buyers(3)
10.9 Warrant issued to Lifeline Industries, Inc. dated June 29, 1998, exercisable as to 30,000 shares of Common Stock(4)
10.10 Warrant issued to Hambrecht & Quist LLC exercisable to purchase up to 33,036 shares of Common Stock at an exercise price of $10.292 per share, expiring May 20, 2003.
10.11 Letter Agreement dated July 15, 1998 between the Company and Navesink Equity Derivative Fund LDC(4)
10.12 Form of Amended and Restated Promissory Notes held by various employees, directors, and related individuals of the Company with face values totaling $440,000, convertible into Common Stock of the Company at a rate of $4.00 per share
27.1              Financial Data Schedule

(1) Incorporated herein by reference to the Form 8-K dated May 8, 1998
(2) Incorporated herein by reference to the Form 10-Q for the quarter ended March 31, 1998
(3) Incorporated herein by reference to the Form 8-K dated June 29, 1998
(4) Incorporated herein by reference to the Form S-3 filed August 10, 1998