Form 10-Q
period 1998-09-30
INTELECT COMMUNICATIONS INC
filed 1998-11-17
CIK 316672

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                              --------------------

                                   FORM 10-Q

                                   (Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

                                  972-367-2100
              (Registrant's Telephone Number, Including Area Code)

                       -----------------------------------

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ----   ----

There were 29,303,014 shares of Common Stock, par value $.01 per share, outstanding on November 13, 1998.


================================================================================

                 INTELECT COMMUNICATIONS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                               PAGE
                                                                               ----
PART I     FINANCIAL INFORMATION

ITEM 1     FINANCIAL STATEMENTS

           Consolidated Balance Sheets of the Company
           at September 30, 1998 (unaudited) and December 31, 1997               2

           Consolidated Statements of Operations of the Company (unaudited)
           for the three months and nine months ended September 30, 1998 and
           1997                                                                  4

           Consolidated Statements of Cash Flows of the Company
           (unaudited) for the nine months ended September 30, 1998 and 1997     5

           Notes to Consolidated Financial Statements                            6

ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                                   9

PART II    OTHER INFORMATION

ITEM 1     LEGAL PROCEEDINGS                                                    16

ITEM 2     CHANGES IN SECURITIES                                                16

ITEM 5     OTHER INFORMATION                                                    17

ITEM 6     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K     18

           SIGNATURES                                                           19

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                 INTELECT COMMUNICATIONS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                    (Thousands of dollars, except share data)

                                                                         September 30,  December 31,
                                                                             1998          1997
                                                                          ----------    ----------
                                                                          (unaudited)
Assets
Current assets:
   Cash and cash equivalents                                              $     --      $    2,094
   Investments in marketable securities                                          729           942
   Accounts receivable net of allowances of $4,560 in 1998 and
     $541 in 1997                                                              5,902        15,569
   Inventories                                                                 8,146         6,289
   Prepaid expenses                                                              621           658
                                                                          ----------    ----------
                           Total current assets                               15,398        25,552

Property and equipment, net                                                    6,686         6,041
Goodwill, net                                                                  4,955        13,249
Software development costs, net                                                3,334         2,229
Other intangible assets, net                                                     976         1,168
Other assets                                                                   1,127           992
                                                                          ----------    ----------
                                                                          $   32,476    $   49,231
                                                                          ==========    ==========


See accompanying notes to consolidated financial statements          (Continued)

                  INTELECT COMMUNICATIONS INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets (Continued)
                    (Thousands of dollars, except share data)

                                                                                   September 30,  December 31,
                                                                                       1998           1997
                                                                                    ----------     ----------
                                                                                   (unaudited)
Liabilities and Stockholders' Equity
Current liabilities:
Notes payable, net of unamortized discount of $1,240 in 1998 and
     $578 in 1997                                                                   $   11,500     $    9,132
Current maturities of long-term debt                                                       423          2,527
Accounts payable                                                                         4,023          7,568
Accrued liabilities                                                                      3,276          3,173
Net liabilities of discontinued operations                                                 400            400
Deferred income taxes                                                                       49             49
Current installments of obligations under capital leases                                    41             89
                                                                                    ----------     ----------
Total current liabilities                                                               19,712         22,938

Long-term obligations under capital leases, net of current installments                     35             55
Deferred income taxes                                                                       89             89
                                                                                    ----------     ----------
                                                                                        19,836         23,082
                                                                                    ----------     ----------

Commitments and contingencies

Stockholders' equity:
$2.0145, 10% cumulative convertible preferred stock, series A,
     $.01 par value (aggregate involuntary liquidation preference
     $20,145,000) Authorized 10,000,000 shares; 4,219,409 shares
     issued and outstanding                                                                 42             42
$4.375, 10% cumulative convertible preferred stock, series B,
     $.01 par value (aggregate involuntary liquidation preference
     $4,000,000) Authorized 914,286 shares; 914,286 shares
     issued; 0 and 914,286 shares outstanding in 1998 and 1997                              --              9
Series C convertible preferred stock, $.01 par value (aggregate involuntary liquidation preference $10,000,000).  Authorized
     12,500 shares; 10,000 shares issued; 4,826 outstanding in 1998                         --           --
Series D convertible preferred stock, $.01 par value (aggregate involuntary liquidation preference $10,000,000).  Authorized,
     issued, and outstanding 10,000 shares in 1998                                          --           --
Common Stock, $.01 par value.  Authorized 50,000,000 shares;
     28,221,931 and 23,954,978 shares issued and outstanding in 1998
     and 1997;                                                                             282            240
Additional paid-in capital                                                              99,518         75,940
Unrealized gain on marketable securities                                                  --                2
Retained earnings (accumulated deficit)                                                (86,105)       (50,084)
                                                                                    ----------     ----------
                                                                                        13,737         26,149
Less 191,435 shares in treasury                                                         (1,097)          --
Total stockholders' equity                                                              12,640         26,149
                                                                                    ----------     ----------
                                                                                    $   32,476     $   49,231
                                                                                    ==========     ==========

See accompanying notes to consolidated financing statements

                 INTELECT COMMUNICATIONS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                    (Thousands of dollars, except share data)


                                                                    Three Months Ended            Nine Months Ended
                                                                       September 30,                September 30,
                                                                -------------------------     -------------------------
                                                                   1998           1997           1998           1997
                                                                ----------     ----------     ----------     ----------
                                                                                      (unaudited)
Net revenues                                                    $    2,460     $   11,076     $   13,130     $   24,620
Cost of revenue                                                      4,114          7,141         12,949         16,954
                                                                ----------     ----------     ----------     ----------
     Gross Profit                                                   (1,654)         3,935            181          7,666
                                                                ----------     ----------     ----------     ----------

Expenses:
   Engineering and development                                       2,740          3,438          7,139          8,430
   Selling and administrative                                        4,357          4,554         12,389         13,403
   Asset write downs                                                12,208           --           12,208
   Amortization of goodwill                                            317            331            957            992
                                                                ----------     ----------     ----------     ----------
                                                                    19,622          8,323         32,693         22,825
                                                                ----------     ----------     ----------     ----------
     Operating Loss                                                (21,276)        (4,388)       (32,512)       (15,159)
                                                                ----------     ----------     ----------     ----------

Other income (expense):
   Interest expense                                                 (1,097)           (96)        (3,209)        (1,999)
   Interest income and other                                            62            224            232             36
                                                                ----------     ----------     ----------     ----------
                                                                    (1,035)           128         (2,977)        (1,963)
                                                                ----------     ----------     ----------     ----------
     Loss from continuing operations before income taxes           (22,311)        (4,260)       (35,489)       (17,122)

Income tax expense                                                      22             40             36            117
                                                                ----------     ----------     ----------     ----------
     Loss from continuing operations                               (22,333)        (4,300)       (35,525)       (17,239)

Loss on disposal of discontinued operations, net of tax                 77            178            262            290
                                                                ----------     ----------     ----------     ----------
     Net loss                                                   $  (22,410)    $   (4,478)    $  (35,787)    $  (17,529)
                                                                ==========     ==========     ==========     ==========

Dividends on preferred stock                                           530             64          1,814             64
                                                                ----------     ----------     ----------     ----------
     Loss available to Common Stockholders                      $  (22,940)    $   (5,701)    $  (37,601)    $  (17,593)
                                                                ==========     ==========     ==========     ==========

Basic and diluted loss per share:
   Continuing operations                                        $    (0.89)    $    (0.19)    $    (1.51)    $    (0.89)
   Discontinued operations                                            --            (0.01)         (0.01)         (0.01)
                                                                ----------     ----------     ----------     ----------
     Net loss per share                                         $    (0.89)    $    (0.20)    $    (1.52)    $    (0.90)
                                                                ==========     ==========     ==========     ==========

Weighted average number of common shares outstanding            $   25,751     $   21,905     $   24,712     $   19,455
                                                                ==========     ==========     ==========     ==========

See accompanying notes to consolidated financial statements

                 INTELECT COMMUNICATIONS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                    (Thousands of dollars, except share data)

                                                                              Nine Months Ended
                                                                                September 30,
                                                                          -------------------------
                                                                             1998           1997
                                                                          ----------     ----------
                                                                          (unaudited)
Cash flows from operating activities:
   Net loss                                                               $  (35,787)    $  (17,529)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
        Depreciation and amortization                                          2,782          2,448
        Amortization of loan discount                                          2,391          1,377
        Goodwill writedown                                                     6,888             --
        Loss on disposal of discontinued operations                              262            290
        Stock option compensation                                                 75            183
        Noncash operating expenses                                              (708)           180
        Other                                                                    161            123
        Change in operating assets and liabilities,
          net of effects of acquired companies:
             Accounts receivable                                               9,667         (9,971)
             Inventories                                                      (1,857)        (1,120)
             Other assets                                                        299           (167)
             Accounts payable and accrued liabilities                         (3,411)         3,462
                                                                          ----------     ----------
               Net cash used in operating activities                         (19,238)       (20,724)
                                                                          ----------     ----------

Cash flows from investing activities:
   Payments for disposal of discontinued operations                             (183)          (290)
   Purchase of other intangible assets                                           (51)           (94)
   Capital expenditures                                                       (1,815)        (2,480)
   Purchase of marketable securities                                            --              (78)
   Software development costs                                                 (1,432)        (1,317)
   Proceeds from sale of marketable securities                                   211           --
                                                                          ----------     ----------
               Net cash used in investing activities                          (3,270)        (4,259)
                                                                          ----------     ----------

Cash flows from financing activities:
   Debt issuance costs                                                           (73)          (255)
   Proceeds from issuance of notes payable                                    14,851         14,200
   Principal payments on notes payable                                       (11,807)        (1,875)
   Payments under capital lease obligations                                      (68)           (43)
   Principal payments on long-term debt                                       (1,603)          --
   Proceeds from exercise of employee stock options and warrants                 262          1,983
   Proceeds from issuance of preferred shares                                 18,815          4,911
   Proceeds from issuance of common shares                                        37          3,307
                                                                          ----------     ----------
               Net cash provided by financing activities                      20,414         22,228
                                                                          ----------     ----------

Net increase (decrease) in cash and cash equivalents                          (2,094)        (2,755)
Cash and cash equivalents, beginning of period                                 2,094          4,863
                                                                          ----------     ----------
Cash and cash equivalents, end of period                                  $     --       $    2,108
                                                                          ==========     ==========

See accompanying notes to consolidated financial statements

                          INTELECT COMMUNICATIONS, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                               September 30, 1998

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

INVENTORIES

         The components of inventories are as follows (thousands of dollars)

                                                     September 30,   December 31,
                                                         1998           1997
                                                      ----------     ----------
          Raw materials                               $    6,496     $    5,209
          Work in progress                                 1,362            630
          Finished goods                                   2,879          2,050
                                                      ----------     ----------
                                                          10,737          7,889
          Less:  allowance for obsolescence               (2,591)        (1,600)
                                                      ----------     ----------
                                                      $    8,146     $    6,289
                                                      ==========     ==========

FINANCING MATTERS

         There have been no new developments from those described in the 1997 Annual Report on Form 10-K or the 1998 First and Second Quarter Reports on Form 10-Q with regard to Financing Matters, except as described below.

         As of September 30, 1998, the Company has principal and interest outstanding under its credit facility ("Credit Facility") with a private lender of $10,377,000. In connection with the establishment of the Credit Facility in February 1998 and as modified on April 2, 1998, the Company issued to the lenders warrants to purchase 1,500,000 shares of the Company's Common Stock, par value $0.01 ("Common Stock") at an exercise price of $7.50. Certain repricing and antidilution provisions of the warrants were triggered by a reset of the conversion price of the Company's Series D Convertible Preferred Stock, par value $0.01 per share (the "Series D Preferred Stock") effective on November 10, 1998 to $2.998 per share relative to an aggregate of approximately 3,753,000 shares of Common Stock.

         As disclosed in the Company's current Report on Form 8-K filed on September 16, 1998, on September 14, 1998, the Company entered into a Loan Agreement for Receivables Backed Borrowing ("Receivables Facility") with the holder of the Series A Preferred Stock. The agreement provides for borrowings up to $5,000,000 determined on the basis of 80% of domestic accounts receivables within 120 days of invoice date. At September 30, 1998, $4,387,000 was eligible and $2,300,000 was borrowed under the Receivables Facility. Interest is at the prime rate plus 3.5% and is payable quarterly beginning on December 31, 1998. The

Receivables Facility is secured by a first lien on all accounts receivable of the Company and its material subsidiaries and further secured by a second lien on the Common Stock of such subsidiaries. The Receivables Facility includes provisions restricting the ability of the Company to incur indebtedness and certain other restrictions, all as more fully described in the Form 8-K. In connection with the consent of the Credit Facility lender to the terms of the Receivables Facility, the Company agreed not to extend the Credit Facility beyond the maturity date of the Receivables Facility, the Company retains the ability to extend the terms of the existing Credit Facility for a period of one year after February 12, 1999, so long as it obtains an extension of the maturity date of the Receivables Facility (presently August 31, 1999) to a maturity date on or after the maturity date of the Credit Facility. The Company also agreed, in the event of its election to extend the Credit Facility, to issue any accompanying warrants at a price the lesser of (i) $3.50 or (ii) $1.50 plus the volume weighted average closing market price of the Company's Common Stock for the ten trading days prior to the date of the election to extend.

ASSET WRITE DOWNS AND RESERVES

          In accordance with the evolving focus of the Company's primary technologies, products and markets and forward growth plans, and in accordance with the Company's accounting policies, including reviews of realizability of its long-term assets, including goodwill, the company wrote off at September 30, 1998, the balance of $6,888,000 of goodwill from the acquisition in 1995 of Intelect Inc., which at that time was primarily engaged in the supply of communications systems for air traffic control and air defense installations, and is presently operating as Intelect Network Technologies, emphasizing the SONETLYNX and FibreTrax product lines. This decision was influenced by a review of recent revenue results and prospects in the air traffic control equipment market, by the loss attributable to Korean business, and by the prospects for significantly improving cash flows in these business areas. Goodwill amortization charges in the amount of $149,000 per quarter also will be eliminated following the writeoff of goodwill. In this connection, $900,000 has been added at September 30, 1998 to the Company's inventory reserve for obsolescence in order to provide for slow moving items specific to air traffic control communications systems.

         Accounts and notes receivable from the Company's Korean distributor, and relating to the sales of the Company's products in Korea, totaled $4,696,000 at the end of September 1998, compared to $9,879,000 at December 31, 1997, from which $6,731,000 has been collected and to which $1,548,000 of billings have been added during 1998. Upon review and consideration of factors affecting collectibility during the third quarter and currently expected through year-end 1998, the Company determined that it would be prudent and timely to write off $605,000 of such receivables and to provide a $4,135,000 increase in the allowance for doubtful accounts primarily attributable to such receivables. However, the Company also believes future recoveries may be possible and is continuing to work with its distributor and its customers in Korea to collect balances due.

          In connection with the support of two major installations of SONETLYNX products and to reflect costs for start-up and first year of operation, $580,000 has been added to the reserve for warranty expense.

SUBSEQUENT EVENTS

         The Company will be filing an amendment to the previously filed
Form 10Q for the period ending June 30, 1998 (Form 10Q-A) to restate operating results for the quarter ended June 30, 1998 to reflect the elimination of $1,915,000 of revenues on shipments to Korea. Based on current facts and circumstances, including collectibility of receivables from the Korea distributor, the Company concluded that such shipments did not meet revenues recognition criteria. The impact of such restatement is reflected in this Form 10Q filing as of September 30, 1998, and for the nine months then ended.

         Effective as of October 1, 1998, the Company authorized the issuance of 71,882 shares of Common Stock in lieu of a $212,000 cash dividend on its Series A Preferred Stock for the quarter ended September 30, 1998. The share price was the average closing market bid price for the five consecutive trading days ending September 30, 1998.

         During October and November, an additional $2,700,000 was borrowed under the terms of the Receivables Facility.

         Effective November 10, 1998, the Fixed Conversion Price on the Series D Preferred Stock was reset to $2.998 per share.

         The Company has received a notice of acceleration of a note in the amount of $230,000 payable to a former shareholder of an acquired company.

RECENT PRONOUNCEMENTS

         The Company has adopted SFAS No. 130, "Reporting Comprehensive Income," as of January 1, 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the total of net income and all other non-owner changes in equity. The Company does not believe that SFAS No. 130 will have a significant impact on the Company's financial statements.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE PERIOD ENDED SEPTEMBER 30, 1998

         This Form 10-Q contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The forward looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, the forward looking statements. Factors that might cause such a difference include, but are not limited to, those relating to: general economic conditions in the markets in which the Company operates, success in the development and market acceptance of new and existing products (particularly SONETLYNX, FibreTrax, LANscape, and CS4); dependence on suppliers, third party manufacturers and channels of distribution; customer and product concentration; fluctuations in customer demand; maintaining access to external sources of capital; ability to execute management's margin improvement and cost control plans; overall management of the Company's expansion; and other risk factors detailed from time to time in the Company's filings with the Securities and Exchange Commission.

OVERVIEW

         The Company is engaged in the business of design, development, manufacturing, marketing and sales of products and services for the seamless integration of voice, data and video networks. The Company's current operations were established through a series of mergers in 1995 and 1996, at which time four communication product platforms were defined to respond to the increasing demands of speed and complexity in communications.

         The Company is strategically focusing all of its product lines and services to take advantage of the explosive growth of the Internet which is driving bandwidth demand to support the convergence of voice, data, and video into single and integrated networks. These widely documented industry trends create a major dilemma for today's network integrators and managers in finding solutions to manage multiple applications, at multiple locations, within bandwidth resources and while balancing the need for network reliability. The Company's product lines are designed to meet these evolving needs, including intelligent transport and access; collaborative video and data integration; and programmable IP and circuit switching.

         The Company's objective is to provide a new generation of intelligent and flexible communications platforms designed to allow customers to combine their current voice, data and video networks (TI, H.320, H.323, DS3, RS.232, V.35, Ethernet, etc.) into a single communications network, which would also enable them to upgrade their communications into the latest generation of high-speed communication technologies (SONET/SDH, ATM, Fast Ethernet, IP switching, etc.) while using a single network management system.

PRODUCTS, TECHNOLOGIES AND SERVICES

         Management believes that an awareness of the Company's products, technologies and services and its related beliefs, intentions and plans is relevant to consideration of the Company's results of operations, financing conditions, liquidity and outlook. There can be no assurance, however, that the Company is correct in its beliefs or can execute its plans or that markets and customers will respond as anticipated.


Multi-service Access Platform (MAP)

         Marketed under the names SONETLYNX and FibreTrax, the Company believes MAP is a revolutionary communications product for public and private networks to cost-effectively create voice, data and/or video networks of virtually any size and application. Through the use of different protocol cards, the Company believes MAP can simultaneously combines multiple communication transmissions such as Internet access, video communications, data files, graphics, interactive multimedia, voice and voice-over-the-Internet into a single fiber-optic signal. By connecting multiple MAPs together via fiber-optic cable or high-speed wireless transmissions, the Company believes local, or even global networks can be created with each MAP having the ability to seamlessly communicate with every other MAP on the network. Additionally, the Company believes communications quality and performance is ensured through the use of Synchronous Optical Network (SONET) and Synchronous Digital Hierarchy (SDH) technologies. The MAP is an "intelligent multiplexer", designed to provide internally the functions of traditional networking equipment such as bridges, channel banks, routers and video matrix switches, thus offering significant savings in cost and time for the user. Due to its unique design, the Company believes MAP can be expanded into both horizontal and vertical markets. The Company believes MAP expands into horizontal markets by increasing the types of protocols (applications) it can transport, and vertically by increasing the capacity (transmission speed) the MAP communicates. Currently, the MAP can transport voice, Fast Ethernet (10/100baseT), JPEG video and low speed data protocols such as RS-232 and RS-422 at speeds up to the OC-3/STM-1 rate (155 Mbps). Major product advancements are scheduled during 1999, which include adding the protocol cards for Asynchronous Transfer Mode (ATM) and Frame Relay as well as increasing the MAPs transmission speed to the OC-12/STM-3 rate (622 Mbps). In latter 1999, the Company plans to increase the MAPs transmission speed to the OC-48/STM-16 rate (2,488 Mbps). With the addition of each major protocol and increase in transmission speed, the Company intends that the value of the MAP exponentially increases for the end customer using those multiple protocols.

Engineering Services

         DNA Enterprises, the Company's engineering services division, provides high-end design and development services for a variety of clients in the communications industry. The Company believes DNA Enterprises is a leading resource for the communications industry with network-wide design and development expertise. DNA Enterprises provides key technologies to customers for applications such as digital signal processing (DSP), computer telephony integration (CTI), digital imaging, Digital Subscriber Line technologies (xDSL) and wireless communications.

Digital Signal Processing

         The DSP Design Center provides leading digital signal processing (DSP) software and hardware designs. The Company believes the DSP Design Center's products and services offer state-of-the-art performance, faster time to market and reduced technical risk for developers. The DSP Design Center provides board designs, software, operating systems and development services to high-technology product manufacturers, application developers and designers for embedded applications such as multimedia communications, image processing, remote sensing and environmental testing. During the first three quarters of 1998, as a new business generating activity of the Company, the DSP Design Center achieved two major multiyear contracts to provide DSP designs in secure communications as well as a strategic partnership with one of the worlds leading electronic contract manufacturers to jointly pursue OEM opportunities. The majority of the DSP Design Centers activity and focus is on products and services applying and incorporating Texas Instrument's new C6000 line of high-speed DSPs, scheduled for volume production during 1999.

Visual Communications

         The Company believes LANscape is a unique, standards-based video group of products providing full motion collaborative video communications in a single cost effective solution for desktop PCs to large room systems. With one product, the user can conduct up to a three-way conference call without a costly multiconferencing unit (MCU), transmit video broadcasts using IP multicast, offer data collaboration through file sharing and use the integrated software to switch between two incoming video sources. Each incoming video is contained in an individual window which the user can control as to size and volume. LANscape is conversant with all major video standards and provides reliable video communications across existing standard LAN/WAN networks (including native ATM). In addition to video conferencing, LANscape features video record and playback controls for applications such as education/training and recorded event distribution. LANscape supports IP multicast for transmission of live or pre-recorded video from one-to-many. Markets for LANscape include Fortune 1000 corporate networks, financial trading networks, Internet deployment over xDSL and UUNet, Educational/Distance learning networks, medical networks and government networks. During 1998, LANscape completed several strategic agreements progressing the technology into a complete turnkey customer solution, including factory installation agreements with Gateway and Dell Computers in the third quarter of 1998. During 1999, the Company expects to continue to expand its channels to market with product development plans to continue to offer VHS quality video communications at increasingly lower transmission speeds, although no assurances can be given that such efforts will be successful.

         The CS4 Intelligent, Programmable Enhanced Services Platform in development since 1995 is expected to reach beta test and commercial availability in 1999. The CS4 product line is designed for a broad range of intelligent network and telecommunications services and applications. The Company is seeking to arrange third party participation in funding, development, and marketing of initial products.

1998 PERSPECTIVE

         During 1998, the Company has been concurrently (A) recovering from an unexpected and abrupt cessation of revenues, gross profit contribution and collections from sales in Korean markets, and (B) transitioning core product lines into expanded performance capabilities, market launch, new distribution and initial sales. Management has been undertaking actions to reduce costs, apply resources more effectively and accelerate results.

         Financially, through the first nine months of 1998, management believes results of operations have been disappointing. While revenues have been lower, substantial costs have been incurred for continuing key development programs, establishing new and broader distribution capabilities, bidding and pursuing new sales opportunities and supporting strategic test projects for new applications with prospective customers.

         Over the same time period, management also believes material progress has been achieved in technical and market positioning. In this regard, management believes that advances in Company products are enhancing value and performance for applications in Internet-driven enterprise and telco markets for network multimedia communications equipment and services. New U.S.-based distributors with extensive network integration experience are being engaged and supported for proposing, trialing and bidding Company products into customer relationships.

         For purposes of reflecting closure on Korea-related matters and recognizing the current and planned focus of Company activities and expenditures, there were a combination of material asset write downs and additions to accounts receivable and inventory reserves effective September 30, 1998, and results for the second quarter of 1998 will be restated to eliminate certain revenues on shipments to Korea. These actions are described more specifically in sections of the subsequent "Comparison of Third Quarter and Nine Months 1998 to 1997".

OPERATING RISK FACTORS

         The Company has a limited operating history, and its prospects are subject to the risks, expenses, and difficulties frequently encountered by companies in the new and rapidly evolving markets for Internet and computer networking products and services. The limited operating history of the Company makes the prediction of future results of operations difficult or impossible and, therefore, the revenue increases and decreases experienced by the Company should not be taken as indicative of the rate of revenue growth or decline, as the case may be, that can be expected in the future. The Company believes that period to period comparisons of its operating results are not necessarily indicative of a trend and the results for any period should not be relied upon as an indication of future performance. Due to the significant costs incident to sales and marketing operations, to fund greater levels of product development, and to develop its products, there can be no assurance that the Company will not incur significant losses on a quarterly and annual basis for the foreseeable future.

--------------------------------------------------------------------------------
COMPARISON OF THIRD QUARTER AND NINE MONTHS 1998 TO 1997
--------------------------------------------------------------------------------

         The following table shows the revenue and gross profit for the Company's products:

                                                                  Three Months Ended        Nine Months Ended
                                                                    September 30,             September 30,
                                                                ---------------------     ---------------------
                                                                  1998         1997         1998         1997
                                                                --------     --------     --------     --------
                                                                                 ($ Thousands)
                    Revenue:
                    Fiber optic multiplexers                    $   (116)(A) $  8,269     $  3,625(A)  $ 16,421
                    Engineering services and DSP                   1,915        2,669        7,772        6,435
                    Video conferencing                               384           77        1,223          290
                    Voice switching and other                        277           61          510        1,474
                                                                --------     --------     --------     --------
                                                                $  2,460     $ 11,076     $ 13,130     $ 24,620
                                                                --------     --------     --------     --------

                    Gross profit:
                    Fiber optic multiplexers                      (1,517)(A)    3,220       (1,496)(A)    5,864
                    Engineering services and DSP                     629          758        2,178        1,651
                    Video conferencing                               114           33          470          111
                    Voice switching and other                       (880)         (76)        (973)          40
                                                                --------     --------     --------     --------
                                                                $ (1,654)    $  3,935     $    181     $  7,666
                                                                --------     --------     --------     --------

(A) Excludes $2,335 of sales values and $1,106 of attributable gross profit for two completed SONETLYNX orders awaiting customer pickup and acceptance (concluded on October 5, 1998), respectively. These orders will be treated as fourth quarter 1998 shipments for revenue recognition.

NET REVENUE

         Material progress continues in the Company's engineering, marketing and distribution programs to generate non-Korean revenues from networking, multimedia and internet-related applications in private networks, enterprise systems and telco markets. Comparing 1998 to 1997, had the above footnoted orders been included in third quarter revenues, revenues from fiber optic product sales to non-Korean customers would have increased 18% and 39% in the three-month and nine-month periods. Engineering services revenues declined 35% and increased 4% in the corresponding periods due to normal fluctuations in customer project activity levels. Revenues from LANscape videoconferencing products increased 398% and 321%, respectively, following market launch of the most recent version of the product. The overall decrease of net revenue by 78% and 47% mainly reflects reduced sales in Korea. All revenue differences reflect differences in product or service volumes, not prices.

         The Company will be filing an amendment to the previously filed Form 10Q for the period ending June 30, 1998 (Form 10Q-A) to restate operating results for the quarter ended June 30, 1998 to reflect the elimination of $1,915,000 of revenues on shipments to Korea. Based on current facts and circumstances, including collectibility of receivables from the Korean distributor, the Company concluded that such shipments did not meet revenue recognition criteria. The impact of such restatement is reflected in this Form 10Q filing as of September 30, 1998, and for the nine months then ended.

GROSS PROFIT

         SONETLYNX margins were adversely affected by lower volume levels reflecting primarily the year-to-year reduction in sales to Korea. Alternatively, engineering services, DSP and video product margins improved as a result of increasing revenues and cost improvements. Voice switching (air traffic control) product margins were reduced by a $900,000 addition to the allowance for excess and obsolete inventory. Overall gross profit was lower by 142% and 98%, respectively, over the prior year periods from this combination of factors.

ENGINEERING AND DEVELOPMENT (E&D) EXPENSE

         Combining E&D expense with capitalized software, total development costs were reduced by 17% and 12% in the three months and nine months, respectively. E&D expense for the three months and nine months ended September 30, 1998, decreased to $2,740,000 and $7,139,000, respectively, compared to $3,438,000 and $8,430,000 in the prior year periods. In the three months, software development costs of $362,000 and $296,000, respectively, were capitalized. In the nine month period, capitalized SONETLYNX software development cost decreased to $940,000 from $1,317,000 and video software development of $454,000 was capitalized. The total costs of development were distributed by product line as follows:

                                                       Three Months Ended        Nine Months Ended
                                                          September 30,            September 30,
                                                      --------------------    --------------------
                                                        1998        1997        1998        1997
                                                      --------    --------    --------    --------
                                                                      ($ Thousands)
          Fiber optic multiplexers                    $  1,226    $  1,697    $  3,924    $  4,271
          CS4                                            1,120         848       2,983       3,197
          Video conferencing                               290         571         899       1,009
          DSP and other                                    466         618         727       1,270
                                                      --------    --------    --------    --------
                                                      $  3,102    $  3,734    $  8,533    $  9,747

         During the third quarter of 1998, new network management features were added to the SONETLYNX product line. The new system is capable of serving large networks, both SONET-only and mixed mode. A DS3 transport interface was introduced to provide the higher capacity typical of Internet Service Providers and enterprise access connections. To better serve Internet frame relay connections, an efficient T1/E1 redundancy was developed so that one interface can serve as backup for up to seven others.

         The LANscape product was further integrated into the Windows NT environment and progress was made on development of PCI-compliant hardware.

         CS4 product development, modeling and testing continued on a pace to provide beta deliveries in a first quarter 1999 timeframe and commercial product in the second half of 1999. Development included advanced hardware components and software for customer network applications.


SELLING AND ADMINISTRATIVE EXPENSE

         Selling and administrative expenses were reduced 4% and 8% compared to the prior year periods. The expense reduction year-to-year was partly caused by the removal of corporate headquarters from Bermuda during 1997, and the non-recurrence of related extraordinary expenses.


ASSET WRITE DOWNS


          In accordance with the evolving focus of the Company's primary technologies, products and markets and forward growth plans, and in accordance with the Company's accounting policies, including review of realizability of its long-term assets, including goodwill, the company wrote off at September 30, 1998, the balance of $6,888,000 of goodwill from the acquisition in 1995 of Intelect Inc., which at that time was primarily engaged in the supply of communications systems for air traffic control and air defense installations, and is presently operating as Intelect Network Technologies, emphasizing the SONETLYNX and FibreTrax product lines. This decision was influenced by a review of recent revenue results and prospects in the air traffic control equipment market, by the loss attributable to Korean business, and by the prospects for significantly improving cash flows in these business areas. Goodwill amortization charges in the amount of $149,000 per quarter also will be eliminated following the writeoff of goodwill. In this connection, $900,000 has been added at September 30, 1998 to the Company's inventory reserve for obsolescence in order to provide for slow moving items specific to air traffic control communications systems.

          Accounts and notes receivable from the Company's Korean distributor, and relating to the sales of the Company's products in Korea, totaled $4,696,000 at the end of September 1998, compared to $9,879,000 at December 31, 1997, from which $6,731,000 has been collected and to which $1,548,000 of billings have been added during 1998. Upon review and consideration of factors affecting collectibility during the third quarter and currently expected through year-end 1998, the Company determined that it would be prudent and timely to write off $605,000 of such receivables and to provide a $4,135,000 increase in the allowance for doubtful accounts primarily attributable to such receivables. However, the Company also believes future recoveries may be possible and is continuing to work with its distributor and its customers in Korea to collect balances due.

          In connection with the support of two major installations of SONETLYNX products and to reflect costs for start-up and first year of operation, $580,000 has been added to the reserve for warranty expense.

INTEREST EXPENSE

         Cash interest expense in the three months ended September 30, 1998 and 1997 was $240,000 and $290,000, respectively. For the nine months ended September 30, 1998 and 1997, cash interest expense was $812,000 and $695,000, respectively. Remaining amounts reportable as interest are non-cash expenses due to amortization of debt discount and deferred financing costs attributable to valuation of warrants using the Black-Scholes pricing model except that in the first half of 1997, $582,000 of the non-cash cost was attributable to a beneficial conversion feature of certain convertible debentures issued in 1996.

DIVIDENDS ON PREFERRED STOCK

         Preferred dividends include $379,000 and $1,189,000 in the three months and nine months ended September 30, 1998, which the Company has elected to pay in Common Stock or which accrue to be paid in Common Stock only upon conversion. Also included in the reported amount are additional preferred dividends of $151,000 and $625,000, respectively, attributable to the value of beneficial conversion features of Series B, C and D Preferred Stock at date of issue.

YEAR 2000 COMPLIANCE

         The Company has conducted a review of its computer systems to identify the systems that could be affected by the "Year 2000 Problem," the result of computer programs using two digits rather than four to define the year portion of dates. The Company has determined that none of its significant systems fail to comply with the ability to distinguish the year 2000 from the year 1900. The review continues, in an ongoing process, to examine the risk, if any, to the Company, of vendor or customer exposure to the Year 2000 Problem. To date, no exposure has been discovered which would have a material adverse effect on the Company. Certain purchased software, resold or used in company products, has been certified by the vendors to be compliant. The financial impact of Year 2000 compliance has not been and is not anticipated to be material to the Company's financial position or results of operations in any given year.

--------------------------------------------------------------------------------
LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

         For the nine months ended September 30, 1998, cash balances decreased by $2,094,000. During the nine-month period, cash used in operations ($19,238,000) and in investing activities ($3,270,000) was funded by the reduction of cash balances and by securing new financing of $20,414,000 (net of $13,410,000 of debt repayments).

OPERATING ACTIVITIES

         Net cash used in operations primarily reflects the $26,089,000 net loss offset by $4,472,000 of non-cash charges and the $1,881,000 net decrease in working capital. The net cash requirement for operations is basically attributable to the combined effect of a reduced gross profit contribution compared to 1997 and a continuation of expenditures related to the Company's technology and product development programs and marketing, selling and distribution support activities. The lower level of gross profit reflects mainly the abrupt discontinuance of sales in Korea and the lead times to develop sales in other markets and to launch new products into distribution and sales.

         Additionally, in this context:

         o Accounts receivable were a source of funding due to collections from customers $171,000 in excess of new shipments and billings.

         o Inventory increased $1,528,000 due to restocking, longer term purchase commitments, and production for orders received near the end of September.

         o Accounts payable were reduced $3,716,000 due to payments of accumulated obligations in line with prior operating levels.

         o The non-cash charges were primarily $2,789,000 of depreciation and amortization of intangible assets and $2,391,000 of amortization of deferred financing costs.

INVESTING ACTIVITIES

         Investment accounts were increased primarily by $1,815,000 of fixed asset additions and $1,432,000 of capitalized SONETLYNX and LANscape product advances and enhancements. The fixed asset additions were concentrated in computers, software, and test equipment to support engineering activities, leasehold improvements, and manufacturing equipment for new products.

FINANCING ACTIVITIES

         Cash uses were financed by the following transactions during the nine month period ended September 30, 1998:

         o $10,000,000 from the sale of Series C Preferred Stock in February.

         o     $3,000,000 borrowed in February.

         o A deferred payment arrangement converting $2,100,000 originally due in February to monthly payments through December 1998, of which $230,000 has been accelerated to November 13, 1998.

         o     $7,000,000 borrowed in April.

         o     $5,000,000 from the sale of Series D Preferred Stock in May.

         o     $5,000,000 from the sale of Series D Preferred Stock in June.

         o     $2,300,000 borrowed in September.

         Proceeds from these financings were used to retire maturing obligations of $13,410,000 and for additional working capital.

SUBSEQUENT FINANCING ACTIVITIES

During October and November, an additional $2,700,000 was borrowed under the terms of the Receivables Facility.

         The Company intends to call a special meeting of stockholders for the purposes of (1) approving a proposal to issue Common Stock upon conversion of the Series C and D Convertible Preferred Stock and (2) approving a proposal to amend the Amended and Restated Certificate of Incorporation to increase the number of shares of Common Stock authorized for issuance from 50,000,000 to 100,000,000 shares. The special meeting and proposals were made necessary by (1) a Nasdaq listing rule requiring stockholder approval of a sale of Common Stock or securities convertible into Common Stock equal to 20% or more of the number of shares outstanding at the time of the sale, and by (2) the lack of available Common Stock for future issuances. If stockholder approval of the proposals is not received, the Company may be required by the holders of Preferred Stock to redeem the outstanding balance at a redemption price equal to the greater of (1) 120 % of the stated value, or (2) the product of the conversion rate in effect on the date of notice of redemption and the closing sales price of the Common Stock on the trading day immediately preceding the date of notice. Further, the Company may not have a sufficient number of shares of Common Stock available for future issuances. The Company has been notified by the holders of Preferred Stock that the Company has incurred certain liquidated damages and furthermore could be obligated to redeem the Preferred Stock at the redemption price in connection with the absence of an effective registration statement covering all of the shares of Common Stock issuable upon conversion of the Preferred Stock. The Company is attempting to secure from the holders of Preferred Stock a waiver of enforcement of the remedies of redemption and liquidated damages. If stockholder approval is not received and the enforcement of the redemption and liquidated damages provisions against the Company are not waived, there would be a material adverse effect on the Company's results of operations and financial position as well as its ability to continue as a going concern.

OUTLOOK

         During the last three years, the Company has continued various programs and activities to design, develop, bring to market and establish distribution and sales for four product lines targeting multiple markets internationally.
For the network access market, the SONETLYNX product line was introduced in 1996. The line was expanded in 1998 by the addition of the FibreTrax (SDH) international version. The Company has developed the CS4 intelligent Enhanced Services Platform for beta testing and commercial availability in 1999. The DSP Design Center in the Company's engineering services group continues to develop products using advanced DSP circuits and design skills applicable to a variety of companies in the networking and telecommunications industry. For the video communication industry, the Company has developed LANscape, a standards-based video system offering full-motion collaborative communications for desktop and room applications. These four product lines are each expected to have significant potential revenue and profit opportunities for the Company and have been the focus of considerable development and marketing expense during the last three years. The product lines and their applications are more fully described in the "PRODUCTS" section above. The Company has incurred operating losses and negative operating cash flows of $26,970,000 and $19,238,000 for the first nine months of 1998, $20,241,000 and $24,852,000 for 1997, and
$43,039,000 and $25,060,000 for 1996. The cash flows were funded by proceeds from borrowings under credit facilities and sales of preferred stock and common stock in 1998 and 1997 and by proceeds from issuance of convertible debentures in 1996. The Company expects operating losses and negative operating cash flow to continue. It is uncertain when, if ever, the Company will report operating income or positive cash flow from operations.

         The Company's current outlook for business in Korea has led to the conclusion that (1) the majority of the $4,696,000 account receivable from the distributor in Korea is unlikely to be collected in the near future, and (2) the resumption of large-scale installations of SONETLYNX equipment at major customers in Korea cannot be predicted with reasonable certainty.

         Redeploying and refocusing resources and new activities to replace Korean with non-Korean business are still in process of producing results to recover sales levels and gross profit contribution.

         In response to lower levels of sales and production, the Company has contained or reduced costs and expenses in engineering, selected product development, and sales areas (net of non-recurring expenses recognized primarily in connection with Korean business). Marketing and selling expenditures were maintained on the SONETLYNX product line in connection with new distribution relationships and the related quantity and quality of promising prospects. Expenses related to video product sales were reduced in alignment with near-term prospects. Development costs of SONETLYNX and FibreTrax products were reduced as certain schedules neared completion and lower cost outsourcing became feasible in some areas. Expense reductions have not been sufficient to fully compensate for the reduced gross margin contribution on lower sales volumes. Accordingly, lower production volumes and ongoing costs and expenses have impeded progress toward profitability and cash equilibrium.

         The Company's initiative to arrange third party (partner) participation(s) in CS4 development, funding and/or marketing led to increases in spending from the recognition that such potential interest is enhanced by the accelerated commercialization of marketable product applications.

         The Company retains the ability to extend the terms of the existing Credit Facility for a period of one year after February 12, 1999, so long as it also obtains an extension of the maturity date of the Receivables Facility (presently August 31, 1999) to a maturity date on or after the maturity date of the Credit Facility. Although this arrangement was reviewed and anticipated with both lenders at the time of the implementation of the Receivables Facility, no assurances can be given at this time that the Company will be able to obtain the agreement of the lender under the Receivables Facility to extend the maturity date of its loan, or if it is able to obtain such agreement, if the terms will be acceptable to the Company and the lender under the Credit Facility.

CONCLUSION

         Considering the available financial resources, current business prospects, the outlook for cash available from customer collections, the outlook for cash uses in operations and investing, and actions to control spending, the Company believes it has the financial resources to meet its business requirements for the balance of the current year. There can be no assurance, however, that the assumptions and projections underlying or supporting this outlook will be realized. If cash needs exceed available resources, there also can be no assurance that additional capital will be available through public or private equity or debt financings.

         Due to the continuation of operating losses, and current factors affecting the outlook for cash needs and resources, it is likely at this time that the auditor's report for the Company's 1998 financial statements would include a qualification regarding the ability of the Company to continue as a going concern. However, the actual outcome of such possibility will involve facts and considerations applicable at the time the auditor's opinion is issued.

CONTINGENT LIABILITIES

         As discussed in "ITEM 3 - Legal Proceedings" in the Company's Annual Report on Form 10-K, the Company is exposed to certain contingent liabilities which, if resolved adversely to the Company, would adversely affect its liquidity, its results of operations, and/or its financial position.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         On October 28, 1998, in the 192nd Judicial District Court for Dallas County, Texas, (Case No.: DV 98-08366), Richard Dzanski filed suit against Intelect Network Technologies Company, a wholly owned subsidiary of the Company, and Intelect Systems Corp., the predecessor of the Company. In the suit, the plaintiff has claimed a breach of an Irrevocable Option Agreement and that he has not received payments he claims are due to him in the amount of at least $386,000. The defendants deny liability to the plaintiff and intend to vigorously defend the case. It is too early to determine if the outcome of this case will have a material impact on the Company.

ITEM 2 - CHANGES IN SECURITIES

         (c)   Recent sales of unregistered securities

         Effective as of October 1, 1998, the Company issued 71,882 shares of Common Stock in lieu of a $212,000 cash dividend in its Series A Preferred Stock for the quarter ended September 30, 1998.

         In a transaction exempt from registration pursuant to Schedule 3(a)(9) under the Securities Act, on July 16, 1998, the holder of Series B Preferred Stock converted 731,285 shares into 812,732 shares of Common Stock of the Company. On September 17, 1998, the holder converted all of the remaining 183,001 shares of Series B Preferred Stock into 512,607 shares of Common Stock. Conversion was based on 85% of the average closing bid price on the five trading days preceding the conversion date.

         In a transaction exempt from registration pursuant to Schedule 3(a)(9) under the Securities Act, on July 22, 1998 and July 23, 1998, the holder of Series C Preferred Stock converted 775 and 200 shares, respectively, into 185,884 and 46,969 shares of Common Stock, respectively. Between August 24, 1998 and September 8, 1998, the holder converted 2,212 shares into 919,760 shares of Common Stock. On September 24, 1998, the holder converted 1,987 shares into 1,199,664 shares of Common Stock. On October 24, the holder converted 919 shares into 415,619 shares of Common Stock. On October 26, the holder of Series D Preferred Stock converted 1,750 shares into 784,184 shares of Common Stock of the Company. Conversion was based on 97% of the average of the three lowest bid prices on the ten trading days preceding the conversion dates.

         Effective September 1, 1998, the Company issued an amended and restated warrant to Lifeline Industries, Inc. to purchase 30,000 shares of Common Stock at an exercise price of $2.00 per share pursuant to a transaction exempt from registration under Section 4(2) of the Securities Act.

         Effective September 1, 1998, the Company issued an amended and restated warrant to AJC, Inc. to purchase 100,000 shares and 200,000 shares of Common Stock at exercise prices of $3.00 and $2.00 per share, respectively, pursuant to a transaction exempt from registration under Section 4(2) of the Securities Act.

         Effective September 1, 1998, as disclosed on the Company's current report on Form 8-K filed September 16, 1998, in a transaction exempt from registration under Section 4(2) of the Securities Act, the Company amended and restated the outstanding promissory notes issued to certain officers, directors, employees and other persons to reduce the conversion price on such loans to $2.00 per share for each dollar of principal and interest outstanding.

         In a transaction exempt from registration pursuant to Schedule 3(a)(9) under the Securities Act, on September 18, 1998, an employee converted $21,200 of principal and interest payable on a promissory note of the Company into 10,600 shares of Common Stock of the Company.

ITEM 5 - OTHER INFORMATION

         Effective September 1, 1998, the Company amended and restated the outstanding promissory notes issued to certain officers, directors, employees and other persons to reduce the conversion price on such loans to $2.00 per share for each dollar of principal and interest outstanding. The aggregate principal and interest amount outstanding on such loans as of November 13, 1998 is $462,000.

         The Company has received a notice of acceleration of a note in the amount of $230,000 payable to a former shareholder of an acquired company.

         The Company's independent accountant, Arthur Andersen LLP, resigned on November 13, 1998. The report by Arthur Andersen LLP for the year ended December 31, 1997 contained no adverse opinion or disclaimer of opinion, nor was it qualified or modified as to audit scope or accounting principles. There have been no disagreements by the Company with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedure, which disagreement(s), if not resolved to the satisfaction of Arthur Andersen LLP would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report. There are no "reportable events" as set forth in Regulation S-K, Item 304(a)(1)(v)(A)-(D) except as follows: (1) Arthur Andersen LLP informed the Company that it appears likely its auditor's report for 1998 would have contained a qualification as to the Company's ability to continue as a going concern (2) Andersen informed the Audit Committee Chairman, the Chairman of the Board and the Chief Financial Officer that with respect to Capitalized Software Development Costs, compliance with SFAS #86 had not been evaluated particularly as it relates to current year additions and realizability of such asset and (3) Anderson informed the Audit Committee Chairman, the Chairman of the Board and the Chief Financial Officer that as a result of the revenue restatement for the quarter ended June 30, 1998, they would have had to expand the scope of the 1998 audit if they had not resigned. Andersen encouraged the Audit Committee Chairman, the Chairman of the Board and the Chief Financial Officer to closely monitor these matters. Substantive audit tests and further investigation into these matters would have been a necessary part of Andersen's audit procedures for the year-end December 31, 1998 financial statements had the client/auditor relationship not terminated. Andersen has been authorized by the Company to respond to any and all inquiries by the successor auditors, without limitation. The Company has indicated that it will cooperate fully with the new auditors to address these matters. Andersen has provided to the Company a letter to the Securities and Exchange Commission stating that it has reviewed the disclosure provided in this Form 10-Q and has no disagreement with relevant portions of this disclosure, pursuant to the requirements of Item 304(a)(3) of Regulation S-K. A copy of such letter, dated November 16, 1998 is filed as Exhibit 16 to this Form 10-Q.

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

Exhibit
No.            Exhibit
---            -------
10.1           Amended and Restated Warrant issued to AJC, Inc. exercisable to purchase up to 300,000 shares of Common Stock

10.2           Amended and Restated Warrant issued to Lifeline Industries, Inc.
               exercisable to purchase up to 30,000 shares of Common Stock

10.3 Form of Amended and Restated Promissory Notes held by various employees, directors, and related individuals of the Company with face values totaling $419,600, convertible into Common Stock of the Company at a rate of $2.00 per share(1)

10.4           Loan Agreement for Receivables Backed Borrowing dated as of
               September 14, 1998 between the Company and Coastal(1)

10.5           Promissory Note dated September 14, 1998 issued by the Company to
               Coastal(1)

10.6           Security Agreement for Receivables Backed Borrowing dated
               September 14, 1998 among the Company, Intelect Visual
               Communications Corp., Intelect Network Technologies Company, DNA
               Enterprises, Inc., and Coastal(1)

10.7           Borrower Pledge Agreement dated September 14, 1998 between the
               Company and Coastal(1)

10.8 Security Agreement dated September 14, 1998 between the Company and St. James(1)

10.9           Letter Agreement dated September 14, 1998 among the Company, St.
               James and Falcon Seaboard(1)

16.0 Letter from Arthur Andersen, LLP, regarding its concurrence with statements in Item 5 of Form 10Q filed November 16, 1998

27.1           Financial Data Schedule

(1) Incorporated herein by reference to the Form 8-K filed September 16, 1998

        C. The Company has not filed any report on Form 8-K during the period covered by this Report, except as follows:

        Form 8-K filed September 16, 1998

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          INTELECT COMMUNICATIONS, INC.
                                  (Registrant)



Date:    November  16, 1998              By:  /s/ EDWIN J. DUCAYET, JR.
     ----------------------                   ---------------------------------

                                              Edwin J. Ducayet, Jr.
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)




Date:    November 16, 1998              By:  /s/ HERMAN M. FRIETSCH
     ---------------------                   ----------------------------------
                                              Herman M. .Frietsch
                                              Chairman of the Board and Chief
                                              Executive Officer
                                              (Principal Executive Officer)

                                 EXHIBIT INDEX

Exhibit
No.            Description
---            -----------
10.1           Amended and Restated Warrant issued to AJC, Inc. exercisable to purchase up to 300,000 shares of Common Stock

10.2           Amended and Restated Warrant issued to Lifeline Industries, Inc.
               exercisable to purchase up to 30,000 shares of Common Stock

10.3 Form of Amended and Restated Promissory Notes held by various employees, directors, and related individuals of the Company with face values totaling $419,600, convertible into Common Stock of the Company at a rate of $2.00 per share(1)

10.4           Loan Agreement for Receivables Backed Borrowing dated as of
               September 14, 1998 between the Company and Coastal(1)

10.5           Promissory Note dated September 14, 1998 issued by the Company to
               Coastal(1)

10.6           Security Agreement for Receivables Backed Borrowing dated
               September 14, 1998 among the Company, Intelect Visual
               Communications Corp., Intelect Network Technologies Company, DNA
               Enterprises, Inc., and Coastal(1)

10.7           Borrower Pledge Agreement dated September 14, 1998 between the
               Company and Coastal(1)

10.8 Security Agreement dated September 14, 1998 between the Company and St. James(1)

10.9           Letter Agreement dated September 14, 1998 among the Company, St.
               James and Falcon Seaboard(1)

16 Letter from Arthur Andersen, LLP, regarding its concurrence with statements in Item 5 of Form 10Q filed November 16, 1998

27.1           Financial Data Schedule

(1) Incorporated herein by reference to the Form 8-K filed September 16, 1998