Form 10-Q/A
period 1998-06-30
INTELECT COMMUNICATIONS INC
filed 1998-11-20
CIK 316672

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                              --------------------

                                  FORM 10 - Q/A

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

ON NOVEMBER 17, 1998, THE COMPANY ANNOUNCED IN ITS FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 1998, THAT THE COMPANY WOULD RESTATE ITS FINANCIAL STATEMENTS FOR THE PERIOD ENDED JUNE 30, 1998.

FINANCIAL STATEMENTS AND RELATED DISCLOSURES CONTAINED IN THIS AMENDED FILING REFLECT, WHERE APPROPRIATE, CHANGES TO CONFORM TO THE RESTATEMENT.

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


                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                 INTELECT COMMUNICATIONS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                    (Thousands of dollars, except share data)


                                                                                           June 30,             December 31,
                                                                                             1998                   1997
                                                                                         -------------          -------------
                                                                                         (unaudited)

                                        Assets
Current assets:
Cash and cash equivalents                                                            $         5,590         $      2,094
   Investments in marketable securities                                                          888                  942
   Accounts receivable net of allowances of $513 in 1998 and $541 in 1997                     12,787               15,569
   Inventories                                                                                 7,828                6,289
   Prepaid expenses                                                                              905                  658
                                                                                         -------------          -------------
                           Total current assets                                               27,998               25,552

Property and equipment, net                                                                    6,684                6,041
Goodwill, net                                                                                 12,159               13,249
Software development costs, net                                                                3,046                2,229
Other intangible assets, net                                                                   1,018                1,168
Other assets                                                                                   1,481                  992
                                                                                         -------------          -------------
                                                                                     $        52,386         $     49,231
                                                                                         =============          =============


See accompanying notes to consolidated financial statements          (Continued)

                  INTELECT COMMUNICATIONS INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets (Continued)
                    (Thousands of dollars, except share data)


                                                                                           June 30,               December 31,
                                                                                             1998                   1997
                                                                                         -------------          -------------
                                                                                          (unaudited)
                      Liabilities and Stockholders' Equity
Current liabilities:
Notes payable, net of unamortized discount of $2,091 in 1998 and
     $578 in 1997                                                                    $         8,349         $        9,132
Current maturities of long-term debt                                                             862                  2,527
Accounts payable                                                                               4,246                  7,568
Accrued liabilities                                                                            2,572                  3,173
Net liabilities of discontinued operations                                                       400                    400
Deferred income taxes                                                                             49                     49
Current installments of obligations under capital leases                                          86                     89
                                                                                         -------------          -------------
Total current liabilities                                                                     16,564                 22,938

Long-term obligations under capital leases, net of current installments                           11                     55
Deferred income taxes                                                                             89                     89
                                                                                         -------------          -------------
                                                                                              16,664                 23,082
                                                                                         -------------          -------------

Commitments and contingencies

Stockholders' equity:
$2.0145, 10% cumulative convertible preferred stock, series A,
     $.01 par value (aggregate involuntary liquidation preference
     $20,145,000).  Authorized 10,000,000 shares; 4,219,409 shares
     issued and outstanding                                                                       42                     42
$4.375, 10% cumulative convertible preferred stock, series B,
     $.01 par value (aggregate involuntary liquidation preference
     $4,000,000).  Authorized 914,286 shares; 914,286 shares
     issued and outstanding                                                                        9                      9
Series C convertible preferred stock, $.01 par value (aggregate involuntary liquidation preference $10,000,000).  Authorized
     12,500 shares; 10,000 shares issued and outstanding in 1998                                   1                      -
Series D convertible preferred stock, $.01 par value (aggregate involuntary liquidation preference $10,000,000).  Authorized,
     issued, and outstanding 10,000 shares in 1998                                                 1                      -
Common stock, $.01 par value.  Authorized 50,000,000 shares;
     24,316,317 and 23,954,978 shares issued and outstanding in 1998
     and 1997                                                                                    243                    240
Additional paid-in capital                                                                   100,171                 75,940
Unrealized gain on marketable securities                                                           -                      2
Retained earnings (accumulated deficit)                                                      (64,745)               (50,084)
                                                                                         -------------          -------------
Total stockholders' equity                                                                    35,722                 26,149
                                                                                         -------------          -------------
                                                                                     $        52,386         $       49,231
                                                                                         =============          =============


See accompanying notes to consolidated financing statements.

                 INTELECT COMMUNICATIONS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                    (Thousands of dollars, except share data)


                                                              Three Months Ended         Six Months Ended
                                                                   June 30,                  June 30,
                                                            ---------------------     ---------------------
                                                              1998         1997         1998         1997
                                                            --------     --------     --------     --------
                                                                             (unaudited)
Net revenues                                                $  5,156     $  9,007     $ 10,670     $ 13,544
Cost of revenue                                                4,827        6,042        8,835        9,812
                                                            --------     --------     --------     --------
     Gross Profit                                                329        2,965        1,835        3,732
                                                            --------     --------     --------     --------

Expenses:
   Engineering and development                                 1,554        2,522        4,399        4,992
   Selling and administrative                                  4,402        4,427        8,031        8,692
   Amortization of goodwill                                      310          327          641          661
                                                            --------     --------     --------     --------
                                                               6,266        7,276       13,071       14,345
                                                            --------     --------     --------     --------
     Operating Loss                                           (5,937)      (4,311)     (11,236)     (10,613)
                                                            --------     --------     --------     --------

Other income (expense):
   Interest expense                                           (1,088)        (958)      (2,111)      (1,903)
   Interest income and other                                      62         (309)         170         (346)
                                                            --------     --------     --------     --------
                                                              (1,026)      (1,267)      (1,941)      (2,249)
                                                            --------     --------     --------     --------
     Loss from continuing operations before income taxes      (6,963)      (5,578)     (13,177)     (12,862)

Income tax expense                                               (14)         (39)         (14)         (77)
                                                            --------     --------     --------     --------
     Loss from continuing operations                          (6,977)      (5,617)     (13,191)     (12,939)

Loss on disposal of discontinued operations, net of tax          (97)         (20)        (185)        (113)
                                                            --------     --------     --------     --------
     Net loss                                               $ (7,074)    $ (5,637)    $(13,376)    $(13,052)
                                                            ========     ========     ========     ========

Dividends on preferred stock                                     538           64        1,285           64
                                                            --------     --------     --------     --------
     Loss available to common stockholders                  $ (7,612)    $ (5,701)    $(14,661)    $(13,116)
                                                            ========     ========     ========     ========

Basic and diluted loss per share:
   Continuing operations                                    $  (0.31)    $  (0.28)    $  (0.60)    $  (0.71)
   Discontinued operations                                      --           --          (0.01)       (0.01)
                                                            --------     --------     --------     --------
     Net loss per share                                     $  (0.31)    $  (0.28)    $  (0.61)    $  (0.72)
                                                            ========     ========     ========     ========

Weighted average number of common shares outstanding        $ 24,271       19,810       24,190       18,210
                                                            ========     ========     ========     ========


See accompanying notes to consolidated financial statements.

                 INTELECT COMMUNICATIONS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                    (Thousands of dollars, except share data)


                                                                                Six Months Ended June 30,
                                                                                -------------------------
                                                                                    1998         1997
                                                                                  --------     --------
                                                                                       (unaudited)
Cash flows from operating activities:
   Net loss                                                                       $(13,376)    $(13,052)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
        Depreciation and amortization                                                1,833        1,498
        Amortization of loan discount                                                1,540        1,427
        Deferred income taxes                                                         --             77
        Loss on disposal of discontinued operations                                    186          113
        Stock option compensation                                                       50          121
        Noncash operating expenses                                                      93          282
        Other                                                                         --             (8)
        Change in operating assets and liabilities, Net of effects of acquired companies:
             Accounts receivable                                                     2,782       (6,230)
             Inventories                                                            (1,539)        (620)
             Other assets                                                             (123)        (177)
             Accounts payable and accrued liabilities                               (3,924)       2,407
                                                                                  --------     --------
               Net cash used in operating activities                               (12,478)     (14,162)
                                                                                  --------     --------

Cash flows from investing activities:
   Payments for disposal of discontinued operations                                   (133)        (113)
   Purchase of other intangible assets                                                 (12)         (83)
   Capital expenditures                                                             (1,402)      (1,925)
   Purchase of marketable securities                                                  --            (78)
   Software development costs                                                       (1,032)      (1,021)
   Proceeds from sale of marketable securities                                          52         --
                                                                                  --------     --------
               Net cash used in investing activities                                (2,527)      (3,220)
                                                                                  --------     --------

Cash flows from financing activities:
   Debt issuance costs                                                                 (73)        (309)
   Proceeds from issuance of notes payable                                          10,020       11,200
   Principal payments on notes payable                                              (9,290)        --
   Payments under capital lease obligations                                            (47)         (29)
   Principal payments on long-term debt                                             (1,215)        (682)
   Proceeds from exercise of employee stock options                                    282          348
   Proceeds from issuance of preferred shares                                       18,824        5,000
                                                                                  --------     --------
               Net cash provided by financing activities                            18,501       15,528
                                                                                  --------     --------

Net increase (decrease) in cash and cash equivalents                                 3,496       (1,854)
Cash and cash equivalents, beginning of period                                       2,094        4,863
                                                                                  --------     --------
Cash and cash equivalents, end of period                                          $  5,590     $  3,009
                                                                                  ========     ========


See accompanying notes to consolidated financial statements.

                          INTELECT COMMUNICATIONS, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                  June 30, 1998

RESTATEMENT

         In connection with a review of revenues previously recognized in connection with the Company's filing of its quarterly report for the period ended September 30, 1998, the Company disclosed that it would reflect the elimination of $1,915,000 of revenues on shipments to Korea, which were previously recognized as revenues in the three month period ended June 30, 1998. Based on current facts and circumstances, including collectibility of receivables from its Korean distributor, the Company concluded that such shipments would not meet revenue recognition criteria. The impact of such restatement has been reflected in the Form 10-Q filing as of September 30, 1998, and for the nine months then ended, as well as in this filing.

         As a result of the restatement, the financial statements shown under
Item 1 in the Index of this Form 10-Q have been restated.


                                               Three Months Ended                           Six Months Ended
                                                  June 30, 1998                               June 30, 1998
                                      --------------------------------------      --------------------------------------
                                         As Restated        As Reported              As Restated        As Reported
                                      ------------------ -------------------      ------------------ -------------------
                                                          (Thousands of dollars except share data)
           Net revenues                     $   5,156          $   7,071               $  10,670         $  12,585
           Gross profit                           329              2,244                   1,835             3,750
           Less Available to
           Stockholders                        (7,612)            (5,697)                (14,601)          (12,746)
           Net loss per share                   (0.31)             (0.23)                  (0.61)            (0.53)


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

INVENTORIES

         The components of inventories are as follows (thousands of dollars)


                                                                          June 30,           December 31,
                                                                            1998                 1997
                                                                       ---------------      ---------------
            Raw materials                                            $       4,503         $       5,209
            Work in progress                                                 2,283                   630
            Finished goods                                                   2,703                 2,050
                                                                       ---------------      ---------------
                                                                             9,489                 7,889
            Less:  allowance for obsolescence                               (1,661)               (1,600)
                                                                       ---------------      ---------------
                                                                     $       7,828         $       6,289
                                                                       ===============      ===============

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

CONCENTRATION OF CREDIT RISK

         The Company continues to be subject to credit risk through trade receivables. The Company's distributor for Korea accounted for $4,607,000 (36%)and $9,879,000 (63%) of the accounts receivable at June 30, 1998, and December 31, 1997, respectively. Of the most recent amount, $3,100,000 dates from December 1997. In connection with such receivables, the Company also holds from the distributor a promissory note and pledge of security interests in certain collateral, including the distributor's accounts receivable. The Company has continued to receive payments from the distributor; however, in view of the economic conditions and monetary environment in Korea, there is continuing uncertainty about future sales to the distributor and the corresponding risk of collecting amounts due. After assessing the payment intentions and performance of the distributor, and the financial condition of the distributor, the Company continues to believe the balance of the note will be collected in full and accordingly has made no provision for loss on such receivables.


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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE PERIOD ENDED JUNE 30, 1998

         This Form 10-Q contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The forward looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, the forward looking statements. Factors that might cause such a difference include, but are not limited to, those related to: general economic conditions in the markets in which the Company operates, success in the development and market acceptance of new and existing products (particularly SONETLYNX, FibreTrax, LANscape, and CS4); dependence on suppliers, third party manufacturers and channels of distribution; customer and product concentration, fluctuations in customer demand; maintaining access to external sources of capital; ability to execute management's margin improvement and cost control plans; overall management of the Company's expansion; and other risk factors detailed from time to time in the Company's filings with the Securities and Exchange Commission.

         As a result of the restatement of the Company's financial statements for the period ended June 30, 1998, certain information contained in this item has been changed from that which appeared in the Company's originally filed Form 10-Q for the period ended June 30, 1998. In addition to a revision of this ITEM 2, including the new discussion of "Recent Developments," the reader should review the Company's recent filing of Form 10-Q for the period ending September 30, 1998.

--------------------------------------------------------------------------------
COMPARISON OF SECOND QUARTER AND FIRST HALF 1998 TO 1997
--------------------------------------------------------------------------------

         The following table shows the revenue and gross profit for the Company's products:


                                                    Three Months Ended                    Six Months Ended
                                                         June 30,                             June 30,
                                              --------------------------------     -------------------------------
                                                  1998               1997              1998              1997
                                              --------------     -------------     -------------     -------------
                                                                         ($ Thousands)
Revenue:
Fiber optic multiplexers                      $     1,580        $     6,128       $     3,742       $     8,152
Engineering services and DSP                        3,006              2,223             5,857             3,766
Video conferencing                                    530                107               839               212
Voice switching and other                              40                549               232             1,414
                                              --------------     -------------     -------------     -------------
                                              $     5,156        $     9,007       $    10,670       $    13,544
                                              --------------     -------------     -------------     -------------

Gross profit:
Fiber optic multiplexers                             (533)             2,410                22             2,644
Engineering services and DSP                          678                597             1,549               894
Video conferencing                                    220                 46               356                78
Voice switching and other                             (36)               (88)              (92)              116
                                              --------------     -------------     -------------     -------------
                                              $       329        $     2,965       $     1,835       $     3,732
                                              --------------     -------------     -------------     -------------


NET REVENUE

         The Company's technology, marketing, distribution and sales efforts have been focused on developing and accelerating product applications and revenues in the United States, Europe, China, Australia and South America to replace sales in Korea which have been materially lower since the beginning of 1998. During the second quarter, SONETLYNX sales to non-Korean customers increased 203% and revenues from LANscape video conferencing products grew 395%. Engineering services revenues grew 4%. For the first half, corresponding percentages were 70% for non-Korean SONETLYNX, 296% for LANscape and 33% for engineering services. The overall decrease of net revenue by 43% and
- 21% mainly reflects reduced sales in Korea. All revenue differences reflect differences in product volumes, not prices.

GROSS PROFIT

         SONETLYNX margins were adversely affected by decreased volume levels reflecting the falloff in sales to Korea. Alternatively, engineering services, DSP and video product margins improved as a result of increasing revenues. Overall gross profit was lower by 89 % and increased 51%, respectively, over the prior year periods from this combination of factors.

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


                                                    Three Months Ended                  Six Months Ended
                                                         June 30,                           June 30,
                                              -------------------------------    -------------------------------
                                                  1998              1997             1998              1997
                                              --------------    -------------    --------------     ------------
                                                                        ($ Thousands)
Fiber optic multiplexers                      $    1,276        $    1,496        $   2,697         $   2,573
CS4                                                  925               997             1,863            2,275
Video conferencing                                   287               200               610              438
DSP and other                                         98               361               261              727
                                              -------------     -------------     -------------     ------------
                                              $    2,586        $   $3,054        $    5,431        $   6,013


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

--------------------------------------------------------------------------------
LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

         For the six months ended June 30, 1998, cash balances increased by $3,496,000. During the six-month period, the increased cash balances, cash used in operations ($12,478,000) and in investing activities ($2,527,000)were funded by securing new financing of $18,501,000 (net of $9,853,000 of debt repayments).

OPERATING ACTIVITIES

         Net cash used in operations consisted primarily of the $13,376,000 net loss and the $2,804,000 net increase in working capital, offset by $3,702,000 of non-cash charges. As previously discussed, the net loss primarily reflects the costs of developing new technologies and products and the costs of operations during a period of sharply reduced revenues following the sudden and virtual discontinuance of sales in Korea at the beginning of 1998, as well as the effect of the restatement of revenues.

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

OUTLOOK

         The materially reduced level of sales in Korea during the first half fell below the range of the Company's expectations. Should future sales in Korean markets not increase to previous levels, the Company believes that prospects are good and expanding for achieving similar and higher levels of sales in markets other than Korea. In the alternate, should working capital additions be required by production and sales growth in excess of current plans, although there can be no assurance of a successful undertaking, the Company believes it has the experience, relationships and capability to obtain necessary financing from external sources.

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

RECENT DEVELOPMENTS

         In connection with its review in connection with the Company's filing of its report on Form 10-Q for the period ended September 30, 1998, the Company disclosed that it would reflect the elimination of $1,915,000 of revenues on shipments to Korea, previously recognized as revenues in the period ended June 30, 1998. Based on current facts and circumstances, including collectibility of receivables from the Korean distributor, the Company concluded that such shipments would not meet revenue recognition criteria. The impact of such restatement has been reflected in the Form 10-Q filing as of September 30, 1998, and for the nine months then ended, as well as in this filing. The developments which have impacted the business and outlook for the Company are more fully set forth in the section entitled "Management's Discussion and Analysis" in the Form 10-Q for the period ended September 30, 1998, filed November 16, 1998.

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

         Effective as of July 1, 1998, the Company issued 35,903 shares of common stock in lieu of a $212,000 cash dividend in its Series A Preferred Stock and 16,895 shares in lieu of a $100,000 cash dividend on its Series B Preferred Stock for the quarter ended June 30, 1998.

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

ITEM 5 - OTHER INFORMATION

         As disclosed in the Company's annual report on Form 10-K for the fiscal year 1997, in December 1997, the Company entered into loan transactions with the following persons in the indicated original principal amounts: Edwin J. Ducayet, Jr., Chief Financial Officer and Treasurer, $200,000; Herman M. Frietsch, Chairman and Chief Executive Officer, $100,000; a partnership of which Philip P. Sudan, Jr., a director of the Company, is a general partner, $200,000; and certain other employees and other persons, $210,000. The partnership of which Mr. Sudan is a general partner then transferred $133,000 of the original principal amount to a professional corporation controlled by Mr. Sudan and the remainder to the other partner. The terms of each of the promissory notes which evidence the transactions provide for the Company to pay to each payee on demand the aggregate principal amount loaned to the Company, together with accrued interest. The notes provided that the payee can elect to have the promissory note paid in cash or shares of Common Stock at the rate of $5.25 per share for each dollar of principal and interest outstanding. Interest on the promissory notes accrues at the prime rate (as defined in the promissory note) plus three percent. As of February 10, 1998, the loan by Mr. Ducayet to the Company was paid in full. As of the date hereof, the loans by Messrs. Frietsch and Sudan remain outstanding. The aggregate principal amount outstanding for the loans to Messrs. Frietsch, Sudan, and the other employees and persons is $440,000 as of August 13, 1998. In forebearance for demanding cash repayment of the loans, the Company has agreed to amend and restate the outstanding promissory notes as of August 14, 1997 and to reduce the conversion price on such loans to the rate of $4.00 for each dollar of principal and interest outstanding. All other terms and provisions of such amended and restated notes shall remain the same as those originally issued.

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



Exhibit No.    Exhibit
-----------    -------
4.1            Certificate of Designations establishing the rights and
               preferences of the Series D Preferred Stock(1)
4.2            Registration Rights Agreements between the Company and the
               Buyers, dated May 8, 1998(1)
4.3            Registration Rights Agreement between the Company and the Buyers dated June 26, 1998(3)
4.4            Registration Rights Agreement dated June 29, 1998 between the
               Company and Lifeline Industries, Inc.(4)
4.5            Certification of Correction dated December 17, 1997 relating to the Series B Preferred Stock(4)
4.6            Amendment to Registration Rights Agreement dated July 16, 1998 between the company and Navesink Equity Derivative Fund LDC(4)
10.1           Securities Purchase Agreement among the Company and the Buyers, dated May 8, 1998(1)
10.2           Assignment and Acceptance executed by St. James Partners and
               SJMB, L.P. ("SJMB") as to Agreement for Purchase and Sale dated
               February 12, 1998 by the Company and St. James Capital
               Partners(2)
10.3           $2,000,000 Convertible Promissory Note issued to St. James
               Partners by the Company dated April 2, 1998(2)
10.4           $13,000,000 Convertible Promissory Note issued to SJMB by the
               Company dated April 2, 1998(2)

Exhibit No.       Exhibit
-----------       -------
10.5           Warrant issued to St. James Partners by the Company dated April
               2, 1998, exercisable as to 300,000 shares of Common Stock(2)
10.6           Warrant issued to SJMB by the Company dated April 2, 1998, exercisable as to 1,200,000 shares of Common Stock(2)
10.7           Amendment No. 1 to Registration Rights Agreement dated as of
               April 2, 1998 between the Company and St. James Partners(2)
10.8           Securities Purchase Agreement dated June 26, 1998 between the
               Company and the Buyers(3)
10.9           Warrant issued to Lifeline Industries, Inc. dated June 29, 1998, exercisable as to 30,000 shares of Common Stock(4)
10.10          Warrant issued to Hambrecht & Quist LLC exercisable to purchase up to 33,036 shares of Common Stock at an exercise price of
               $10.292 per share, expiring May 20, 2003(5)
10.11          Letter Agreement dated July 15, 1998 between the Company and
               Navesink Equity Derivative Fund LDC(4)
10.12          Form of Amended and Restated Promissory Notes held by various employees, directors, and related individuals of the Company with face values totaling $440,000, convertible into Common Stock of the Company at a rate of $4.00 per share(5)
27.1           Financial Data Schedule(5)

(1)     Incorporated herein by reference to the Form 8-K dated May 8, 1998

(2) Incorporated herein by reference to the Form 10-Q for the quarter ended March 31, 1998

(3)     Incorporated herein by reference to the Form 8-K dated June 29, 1998

(4)     Incorporated herein by reference to the Form S-3 filed August 10, 1998

(5)     Previously filed in Form 10-Q for the period ended June 30, 1998

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


                          INTELECT COMMUNICATIONS, INC.
                                  (Registrant)



Date:       November 20, 1998                   By: /s/ EDWIN J. DUCAYET, JR.
     ---------------------------                   -----------------------------
                                                   Edwin J. Ducayet, Jr.
                                                   Chief Financial Officer
                                                   (Principal Financial and
                                                   Accounting Officer)


Date:       November 20, 1998                   By: /s/ HERMAN M. FRIETSCH
     ---------------------------                   -----------------------------
                                                   Herman M. .Frietsch
                                                   Chairman of the Board and
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)