Form 10-Q/A
period 1998-06-30
INTELECT COMMUNICATIONS INC
filed 1999-02-16
CIK 316672

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

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                 INTELECT COMMUNICATIONS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                    (Thousands of dollars, except share data)


                                                                                            June 30,             December 31,
                                                                                              1998                   1997
                                                                                          -------------          -------------
                                                                                           (unaudited)
                                                                                           (restated)
                                         Assets
Current assets:
Cash and cash equivalents                                                            $          5,590         $      2,094
   Investments in marketable securities                                                           888                  942
   Accounts receivable net of allowances of $513 in 1998 and $541 in 1997                      12,787               15,569
   Inventories                                                                                  7,828                6,289
   Prepaid expenses                                                                               905                  658
                                                                                          -------------          -------------
                           Total current assets                                                27,998               25,552

Property and equipment, net                                                                     6,684                6,041
Goodwill, net                                                                                  12,159               13,249
Software development costs, net                                                                 3,046                2,229
Other intangible assets, net                                                                    1,018                1,168
Other assets                                                                                    1,481                  992
                                                                                          =============          =============
                                                                                     $         52,386         $     49,231
                                                                                          =============          =============


See accompanying notes to consolidated financial statements         (Continued)

                  INTELECT COMMUNICATIONS INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets (Continued)
                    (Thousands of dollars, except share data)


                                                                                            June 30,               December 31,
                                                                                              1998                   1997
                                                                                          -------------          -------------
                                                                                           (unaudited)
                                                                                           (restated)
                          Liabilities and Stockholders' Equity
Current liabilities:
Notes payable, net of unamortized discount of $2,091 in 1998 and
     $578 in 1997                                                                    $          8,349         $        9,132
Current maturities of long-term debt                                                              862                  2,527
Accounts payable                                                                                4,246                  7,568
Accrued liabilities                                                                             2,572                  3,173
Net liabilities of discontinued operations                                                        400                    400
Deferred income taxes                                                                              49                     49
Current installments of obligations under capital leases                                           86                     89
                                                                                          -------------          -------------
Total current liabilities                                                                      16,564                 22,938

Long-term obligations under capital leases, net of current installments                            11                     55
Deferred income taxes                                                                              89                     89
                                                                                          -------------          -------------
                                                                                               16,664                 23,082
                                                                                          -------------          -------------

Commitments and contingencies

Stockholders' equity:
$2.0145, 10% cumulative convertible preferred stock, series A,
     $.01 par value (aggregate involuntary liquidation preference
     $20,145,000).  Authorized 10,000,000 shares; 4,219,409 shares
     issued and outstanding                                                                        42                     42
$4.375, 10% cumulative convertible preferred stock, series B,
     $.01 par value (aggregate involuntary liquidation preference
$4,000,000).  Authorized 914,286 shares; 914,286 shares
     issued and outstanding                                                                         9                      9
Series C convertible preferred stock, $.01 par value (aggregate involuntary liquidation preference $10,000,000).  Authorized
     12,500 shares; 10,000 shares issued and outstanding in 1998                                    1                      -
Series D convertible preferred stock, $.01 par value (aggregate involuntary liquidation preference $10,000,000).  Authorized,
     issued, and outstanding 10,000 shares in 1998                                                  1                      -
Common stock, $.01 par value.  Authorized 50,000,000 shares;
     24,316,317 and 23,954,978 shares issued and outstanding in 1998
     and 1997                                                                                     243                    240
Additional paid-in capital                                                                    100,171                 75,940
Unrealized gain on marketable securities                                                            -                      2
Retained earnings (accumulated deficit)                                                       (64,745)               (50,084)
                                                                                          -------------
                                                                                                                 -------------
Total stockholders' equity                                                                     35,722                 26,149
                                                                                          =============          =============
                                                                                     $         52,386         $       49,231
                                                                                          =============          =============


See accompanying notes to consolidated financing statements.

                 INTELECT COMMUNICATIONS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                    (Thousands of dollars, except share data)
                                   (unaudited)


                                                                 Three Months Ended               Six Months Ended
                                                                      June 30,                        June 30,
                                                            -----------------------------    ----------------------------
                                                               1998             1997            1998            1997
                                                            ------------    -------------    ------------    ------------
                                                            (restated)                       (restated)
Net revenues                                                $    5,156      $    9,007       $   10,670      $    13,544
Cost of revenue                                                  4,827           6,042            8,835            9,812
                                                            ------------    -------------    ------------    ------------
     Gross Profit                                                  329           2,965            1,835            3,732
                                                            ------------    -------------    ------------    ------------

Expenses:
   Engineering and development                                   1,554           2,522            4,399            4,992
   Selling and administrative                                    4,402           4,427            8,031            8,692
   Amortization of goodwill                                        310             327              641              661
                                                            ------------    -------------    ------------    ------------
                                                                 6,266           7,276           13,071           14,345
                                                            ------------    -------------    ------------    ------------
     Operating Loss                                             (5,937)          (4,311)        (11,236)        (10,613)
                                                            ------------    -------------    ------------    ------------

Other income (expense):
   Interest expense                                             (1,088)          (958)           (2,111)         (1,903)
   Interest income and other                                        62           (309)              170            (346)
                                                            ------------    -------------    ------------    ------------
                                                                (1,026)        (1,267)           (1,941)         (2,249)
                                                            ------------    -------------    ------------    ------------
     Loss from continuing operations before income taxes        (6,963)        (5,578)          (13,177)        (12,862)

Income tax expense                                                 (14)           (39)              (14)            (77)
                                                            ------------    -------------    ------------    ------------
     Loss from continuing operations                            (6,977)        (5,617)          (13,191)        (12,939)

Loss on disposal of discontinued operations, net of tax            (97)           (20)             (185)           (113)
                                                            ------------    -------------    ------------    ------------
     Net loss                                               $   (7,074)     $  (5,637)       $  (13,376)     $  (13,052)
                                                            ============    =============    ============    ============

Dividends on preferred stock                                       538             64             1,285               64
                                                            ------------    -------------    ------------    ------------
     Loss available to common stockholders                  $   (7,612)     $   (5,701)      $  (14,661)     $  (13,116)
                                                            ============    =============    ============    ============

Basic and diluted loss per share:
   Continuing operations                                    $    (0.31)     $   (0.28)       $    (0.60)     $    (0.71)
   Discontinued operations                                           -              -             (0.01)          (0.01)
                                                            ------------    -------------    ------------    ------------
     Net loss per share                                     $    (0.31)     $   (0.28)       $    (0.61)     $    (0.72)
                                                            ============    =============    ============    ============

Weighted average number of common shares outstanding        $   24,271         19,810            24,190           18,210
                                                            ============    =============    ============    ============


See accompanying notes to consolidated financial statements.

                 INTELECT COMMUNICATIONS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                    (Thousands of dollars, except share data)
                                   (unaudited)


                                                                              -------------------------------------
                                                                                    Six Months Ended June 30,
                                                                              -------------------------------------
                                                                                   1998                  1997
                                                                              ---------------       ---------------
                                                                                (restated)
Cash flows from operating activities:
   Net loss                                                                 $     (13,376)         $      (13,052)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
        Depreciation and amortization                                               1,833                   1,498
        Amortization of loan discount                                               1,540                   1,427
        Deferred income taxes                                                           -                      77
        Loss on disposal of discontinued operations                                   186                     113
        Stock option compensation                                                      50                     121
        Noncash operating expenses                                                     93                     282
        Other                                                                           -                      (8)
        Change in operating assets and liabilities, Net of effects of acquired companies:
             Accounts receivable                                                    2,782                  (6,230)
             Inventories                                                           (1,539)                   (620)
             Other assets                                                            (123)                   (177)
             Accounts payable and accrued liabilities                              (3,924)                  2,407
                                                                              ---------------       ---------------
               Net cash used in operating activities                              (12,478)                (14,162)
                                                                              ---------------       ---------------

Cash flows from investing activities:
   Payments for disposal of discontinued operations                                  (133)                   (113)
   Purchase of other intangible assets                                                (12)                    (83)
   Capital expenditures                                                            (1,402)                 (1,925)
   Purchase of marketable securities                                                    -                     (78)
   Software development costs                                                      (1,032)                 (1,021)
   Proceeds from sale of marketable securities                                         52                       -
                                                                              ---------------       ---------------
               Net cash used in investing activities                               (2,527)                 (3,220)
                                                                              ---------------       ---------------

Cash flows from financing activities:
   Debt issuance costs                                                                (73)                   (309)
   Proceeds from issuance of notes payable                                         10,020                  11,200
   Principal payments on notes payable                                             (9,290)                      -
   Payments under capital lease obligations                                           (47)                    (29)
   Principal payments on long-term debt                                            (1,215)                   (682)
   Proceeds from exercise of employee stock options                                   282                     348
   Proceeds from issuance of preferred shares                                      18,824                   5,000
                                                                              ---------------       ---------------
               Net cash provided by financing activities                           18,501                  15,528
                                                                              ---------------       ---------------

Net increase (decrease) in cash and cash equivalents                                3,496                  (1,854)
Cash and cash equivalents, beginning of period                                      2,094                   4,863
                                                                              ---------------       ---------------
Cash and cash equivalents, end of period                                    $       5,590          $        3,009
                                                                              ===============       ===============


See accompanying notes to consolidated financial statements.

                          INTELECT COMMUNICATIONS, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                  June 30, 1998

RESTATEMENT

         In connection with the Company's initial filing of its quarterly report for the period ended September 30, 1998, previously recognized revenues were reviewed. The review was performed in connection with an investigation of collectibility of receivables from the Company's Korean distributor. The Company was advised, at a meeting in October, of the distributor's illiquidity and inability to maintain any certain schedule of payments of receivables. This event led to a general review of all aspects of the business relationship, including, among other things, an examination of terms and conditions of purchase orders from the distributor. Two purchase orders, originally reviewed under an internal control procedure, were determined to have been subsequently amended by the distributor and were accepted through the actions of an employee without proper review. The amended purchase orders (1) extended the distributor's obligation to pay until product was resold to an end user customer and (2) allowed for the return of unsold product to the Company. These terms were appended only on two purchase orders under which $1,915,000 of product was shipped. As soon as the contingent nature of the purchase was understood, the Company concluded that the revenue should not have been recognized. Consequently the financial statements were restated to eliminate the recognition of $1,915,000 of revenue in the three months ended June 30, 1998. The impact of this restatement has been reflected in the Form 10-Q filing as of September 30, 1998, and for the nine months then ended, as well as in this filing.

         As a result of the restatement, the financial statements shown under
Item 1 in the Index of this Form 10-Q have been restated.


                                               Three Months Ended                           Six Months Ended
                                                  June 30, 1998                               June 30, 1998
                                        ------------------------------------      --------------------------------------
                                          As Restated        As Reported              As Restated        As Reported
                                        ----------------  ------------------      ------------------ -------------------
                                                          (Thousands of dollars except share data)
         Net revenues                       $   5,156          $   7,071               $  10,670         $  12,585
         Gross profit                             329              2,244                   1,835             3,750
         Less Available to Stockholders        (7,612)            (5,697)                (14,601)          (12,746)
         Net loss per share                     (0.31)             (0.23)                  (0.61)            (0.53)

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

         As a result of the restatement of the Company's financial statements for the period ended June 30, 1998, certain information contained in this item has been changed from that which appeared in the Company's originally filed Form 10-Q for the period ended June 30, 1998. In addition to a revision of this ITEM 2, including the new discussion of "Recent Developments," the reader should review the Company's recent filing of Form 10-Q/A for the period ending September 30, 1998.

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


NET REVENUE

         The Company's technology, marketing, distribution and sales efforts have been focused on developing and accelerating product applications and revenues in the United States, Europe, China, Australia and South America to replace sales in Korea which have been materially lower since the beginning of 1998. During the second quarter, SONETLYNX sales to non-Korean customers increased 203% and revenues from LANscape video conferencing products grew 395%. Engineering services revenues grew 4%. For the first half, corresponding percentages were 70% for non-Korean SONETLYNX, 296% for LANscape and 33% for engineering services. The overall decrease of net revenue by 43% and 21% mainly reflects reduced sales in Korea. All revenue differences reflect differences in product volumes, not prices.

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

RECENT DEVELOPMENTS

         In connection with the Company's filing of its quarterly report for the period ended September 30, 1998, previously recognized revenues were reviewed. The review was performed in connection with an investigation of collectibility of receivables from the Company's Korean distributor. The Company was advised, at a meeting in October, of the distributor's illiquidity and inability to maintain any certain schedule of payments of receivables. This event led to a general review of all aspects of the business relationship, including, among other things, an examination of terms and conditions of purchase orders from the distributor. Two purchase orders, originally reviewed under an internal control procedure, were determined to have been subsequently amended by the distributor and . were accepted through the actions of an employee without proper review. The amended purchase orders (1) extended the distributor's obligation to pay until product was resold to an end user customer and (2) allowed for the return of unsold product to the Company. These terms were appended only on two purchase orders under which $1,915,000 of product was shipped. As soon as the contingent nature of the purchase was understood, the Company concluded that the revenue should not have been recognized. Consequently the financial statements were restated to eliminate the recognition of $1,915,000 of revenue in the three months ended June 30, 1998. The impact of this restatement has been reflected in the Form 10-Q filing as of September 30, 1998, and for the nine months then ended, as well as in this filing. The developments which have impacted the business and outlook for the Company are more fully set forth in the section entitled "Management's Discussion and Analysis" in the Form 10-Q/A for the period ended September 30, 1998, filed February 16, 1999.

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


                          INTELECT COMMUNICATIONS, INC.
                                  (Registrant)



     Date: February 16, 1999               By: /s/ EDWIN J. DUCAYET, JR.
          -------------------------------     ----------------------------------
                                              Edwin J. Ducayet, Jr.
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)




      Date: February 16, 1999              By: /s/ HERMAN M. FRIETSCH
           ------------------------------     ----------------------------------
                                              Herman M. Frietsch
                                              Chairman of the Board and
                                              Chief Executive Officer
                                              (Principal Executive Officer)

                                 EXHIBIT INDEX
                                 -------------

Exhibit
Number                 Description
-------                -----------
 27.1                  Financial Data Schedule