Form 10-Q/A
period 1998-09-30
INTELECT COMMUNICATIONS INC
filed 1999-02-16
CIK 316672

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

                                      INDEX

                                                                                                      PAGE
                                                                                                      ----

PART I     FINANCIAL INFORMATION

ITEM 1     FINANCIAL STATEMENTS

           Consolidated Balance Sheets of the Company at September 30, 1998 (unaudited) and
           December 31, 1997                                                                            2

           Consolidated Statements of Operations of the Company (unaudited) for the three
           months and nine months ended September 30, 1998 and 1997                                     4

           Consolidated Statements of Cash Flows of the Company
           (unaudited) for the nine months ended September 30, 1998 and 1997                            5

           Notes to Consolidated Financial Statements                                                   6

ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                                                          9

PART II    OTHER INFORMATION

ITEM 6     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

           SIGNATURES                                                                                  20

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                 INTELECT COMMUNICATIONS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                    (Thousands of dollars, except share data)


                                                                       September 30,      December 31,
                                                                            1998             1997
                                                                       -------------      ------------
                                                                         (unaudited)

Assets
------
Current assets:
   Cash and cash equivalents                                              $   --           $  2,094
   Investments in marketable securities                                        729              942
   Accounts receivable net of allowances of $4,560 in 1998 and
     $541 in 1997                                                            5,902           15,569
   Inventories                                                               8,146            6,289
   Prepaid expenses                                                            621              658
                                                                          --------         --------
                           Total current assets                             15,398           25,552

Property and equipment, net                                                  6,686            6,041
Goodwill, net                                                                4,955           13,249
Software development costs, net                                              3,334            2,229
Other intangible assets, net                                                   976            1,168
Other assets                                                                 1,127              992
                                                                          ========         ========
                                                                          $ 32,476         $ 49,231
                                                                          ========         ========


See accompanying notes to consolidated financial statements          (Continued)

                  INTELECT COMMUNICATIONS INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets (Continued)
                    (Thousands of dollars, except share data)


                                                                                September 30,       December 31,
                                                                                    1998               1997
                                                                                -------------       ------------
                                                                                 (unaudited)

Liabilities and Stockholders' Equity
Current liabilities:
Notes payable, net of unamortized discount of $1,240 in 1998 and
     $578 in 1997                                                                   $ 11,500          $  9,132
Current maturities of long-term debt                                                     423             2,527
Accounts payable                                                                       4,023             7,568
Accrued liabilities                                                                    3,276             3,173
Net liabilities of discontinued operations                                               400               400
Deferred income taxes                                                                     49                49
Current installments of obligations under capital leases                                  41                89
                                                                                    --------          --------
Total current liabilities                                                             19,712            22,938

Long-term obligations under capital leases, net of current installments                   35                55
Deferred income taxes                                                                     89                89
                                                                                    --------          --------
                                                                                      19,836            23,082
                                                                                    --------          --------

Commitments and contingencies

Stockholders' equity:
$2.0145, 10% cumulative convertible preferred stock, series A,
     $.01 par value (aggregate involuntary liquidation preference
     $20,145,000) Authorized 10,000,000 shares; 4,219,409 shares
     issued and outstanding                                                               42                42
$4.375, 10% cumulative convertible preferred stock, series B,
     $.01 par value (aggregate involuntary liquidation preference
     $4,000,000) Authorized 914,286 shares; 914,286 shares
     issued; 0 and 914,286 shares outstanding in 1998 and 1997                          --                   9
Series C convertible preferred stock, $.01 par value (aggregate involuntary liquidation preference $10,000,000).  Authorized
     12,500 shares; 10,000 shares issued; 4,826 outstanding in 1998                     --                --
Series D convertible preferred stock, $.01 par value (aggregate involuntary liquidation preference $10,000,000).  Authorized,
     issued, and outstanding 10,000 shares in 1998                                      --                --
Common Stock, $.01 par value.  Authorized 50,000,000 shares;
     28,221,931 and 23,954,978 shares issued and outstanding in 1998
     and 1997                                                                            282               240
Additional paid-in capital                                                            99,518            75,940
Unrealized gain on marketable securities                                                --                   2
Retained earnings (accumulated deficit)                                              (86,105)          (50,084)
                                                                                    --------          --------
                                                                                      13,737            26,149
Less 191,435 shares in treasury                                                       (1,097)             --
                                                                                    --------          --------
Total stockholders' equity                                                            12,640            26,149
                                                                                    --------          --------
                                                                                    $ 32,476          $ 49,231
                                                                                    ========          ========

See accompanying notes to consolidated financing statements

                 INTELECT COMMUNICATIONS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                    (Thousands of dollars, except share data)

                                                                   Three Months Ended                   Nine Months Ended
                                                                      September 30,                       September 30,
                                                              -----------------------------        ---------------------------
                                                                 1998               1997               1998            1997
                                                              ----------         ----------        ------------    -----------
                                                                                          (unaudited)

Net revenues                                                   $   2,460          $  11,076          $  13,130          $  24,620
Cost of revenue                                                    4,114              7,141             12,949             16,954
                                                               ---------          ---------          ---------          ---------
     Gross Profit                                                 (1,654)             3,935                181              7,666
                                                               ---------          ---------          ---------          ---------

Expenses:
   Engineering and development                                     2,740              3,438              7,139              8,430
   Selling and administrative                                      4,917              4,554             12,969             13,403
   Asset write downs                                              11,628               --               11,628               --
   Amortization of goodwill                                          317                331                957                992
                                                               ---------          ---------          ---------          ---------
                                                                  19,622              8,323             32,693             22,825
                                                               ---------          ---------          ---------          ---------
     Operating Loss                                              (21,276)            (4,388)           (32,512)           (15,159)
                                                               ---------          ---------          ---------          ---------

Other income (expense):
   Interest expense                                               (1,097)               (96)            (3,209)            (1,999)
   Interest income and other                                          62                224                232                 36
                                                               ---------          ---------          ---------          ---------
                                                                  (1,035)               128             (2,977)            (1,963)
                                                               ---------          ---------          ---------          ---------
     Loss from continuing operations before income taxes         (22,311)            (4,260)           (35,489)           (17,122)

Income tax expense                                                    22                 40                 36                117
                                                               ---------          ---------          ---------          ---------
     Loss from continuing operations                             (22,333)            (4,300)           (35,525)           (17,239)

Loss on disposal of discontinued operations, net of tax               77                178                262                290
                                                               ---------          ---------          ---------          ---------
     Net loss                                                  $ (22,410)         $  (4,478)         $ (35,787)         $ (17,529)
                                                               =========          =========          =========          =========

Dividends on preferred stock                                         530                 64              1,814                 64
                                                               ---------          ---------          ---------          ---------
     Loss available to Common Stockholders                     $ (22,940)         $  (5,701)         $ (37,601)         $ (17,593)
                                                               =========          =========          =========          =========

Basic and diluted loss per share:
   Continuing operations                                       $   (0.89)         $   (0.19)         $   (1.51)         $   (0.89)
   Discontinued operations                                          --                (0.01)             (0.01)             (0.01)
                                                               ---------          ---------          ---------          ---------
     Net loss per share                                        $   (0.89)         $   (0.20)         $   (1.52)         $   (0.90)
                                                               =========          =========          =========          =========

Weighted average number of common shares outstanding           $  25,751          $  21,905          $  24,712          $  19,455
                                                               =========          =========          =========          =========

See accompanying notes to consolidated financial statements

                 INTELECT COMMUNICATIONS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                    (Thousands of dollars, except share data)


                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                       ----------------------------
                                                                                         1998               1997
                                                                                       ---------          ---------
                                                                                               (unaudited)

Cash flows from operating activities:
   Net loss                                                                            $ (35,787)         $ (17,529)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
        Depreciation and amortization                                                      2,782              2,448
        Amortization of loan discount                                                      2,391              1,377
        Goodwill writedown                                                                 6,888               --
        Loss on disposal of discontinued operations                                          262                290
        Stock option compensation                                                             75                183
        Noncash operating expenses                                                          (708)               180
        Other                                                                                161                123
        Change in operating assets and liabilities,
          net of effects of acquired companies:
             Accounts receivable                                                           9,667             (9,971)
             Inventories                                                                  (1,857)            (1,120)
             Other assets                                                                    299               (167)
             Accounts payable and accrued liabilities                                     (3,411)             3,462
                                                                                       ---------          ---------
               Net cash used in operating activities                                     (19,238)           (20,724)
                                                                                       ---------          ---------

Cash flows from investing activities:
   Payments for disposal of discontinued operations                                         (183)              (290)
   Purchase of other intangible assets                                                       (51)               (94)
   Capital expenditures                                                                   (1,815)            (2,480)
   Purchase of marketable securities                                                        --                  (78)
   Software development costs                                                             (1,432)            (1,317)
   Proceeds from sale of marketable securities                                               211               --
                                                                                       ---------          ---------
               Net cash used in investing activities                                      (3,270)            (4,259)
                                                                                       ---------          ---------

Cash flows from financing activities:
   Debt issuance costs                                                                       (73)              (255)
   Proceeds from issuance of notes payable                                                14,851             14,200
   Principal payments on notes payable                                                   (11,807)            (1,875)
   Payments under capital lease obligations                                                  (68)               (43)
   Principal payments on long-term debt                                                   (1,603)              --
   Proceeds from exercise of employee stock options and warrants                             262              1,983
   Proceeds from issuance of preferred shares                                             18,815              4,911
   Proceeds from issuance of common shares                                                    37              3,307
                                                                                       ---------          ---------
               Net cash provided by financing activities                                  20,414             22,228
                                                                                       ---------          ---------

Net increase (decrease) in cash and cash equivalents                                      (2,094)            (2,755)
Cash and cash equivalents, beginning of period                                             2,094              4,863
                                                                                       ---------          ---------
Cash and cash equivalents, end of period                                               $    --            $   2,108
                                                                                       =========          =========

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

INVENTORIES

         The components of inventories are as follows (thousands of dollars)

                                                September 30,      December 31,
                                                    1998               1997
                                                -------------      ------------

         Raw materials                             $  6,496          $ 5,209
         Work in progress                             1,362              630
         Finished goods                               2,879            2,050
                                                   --------          -------
                                                     10,737            7,889
         Less:  allowance for obsolescence           (2,591)          (1,600)
                                                   --------          -------
                                                   $  8,146          $ 6,289
                                                   ========          =======

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

         As disclosed in the Company's current Report on Form 8-K filed on September 16, 1998, on September 14, 1998, the Company entered into a Loan Agreement for Receivables Backed Borrowing ("Receivables Facility") with the holder of the Series A Preferred Stock. The agreement provides for borrowings up to $5,000,000 determined on the basis of 80% of domestic accounts receivables within 120 days of invoice date. At September 30, 1998, $4,387,000 was eligible and $2,300,000 was borrowed under the Receivables Facility. Interest is at the prime rate plus 3.5% and is payable quarterly beginning on December 31, 1998. The

Receivables Facility is secured by a first lien on all accounts receivable of the Company and its material subsidiaries and further secured by a second lien on the Common Stock of such subsidiaries. The Receivables Facility includes provisions restricting the ability of the Company to incur indebtedness and certain other restrictions, all as more fully described in the Form 8-K. In connection with the consent of the Credit Facility lender to the terms of the Receivables Facility, the Company agreed not to extend the Credit Facility beyond the maturity date of the Receivables Facility. The Company retains the ability to extend the terms of the existing Credit Facility for a period of one year after February 12, 1999, so long as it obtains an extension of the maturity date of the Receivables Facility (presently August 31, 1999) to a maturity date on or after the maturity date of the Credit Facility. The Company also agreed, in the event of its election to extend the Credit Facility, to issue any accompanying warrants at a price the lesser of (i) $3.50 or (ii) $1.50 plus the volume weighted average closing market price of the Company's Common Stock for the ten trading days prior to the date of the election to extend.

ASSET WRITE DOWNS AND RESERVES

         In accordance with the evolving focus of the Company's primary technologies, products and markets and forward growth plans, and in accordance with the Company's accounting policies, including reviews and realizability of its long-term assets, including goodwill, the Company wrote off at September 30, 1998, the balance of $6,888,000 of goodwill from the acquisition in 1995 of Intelect Inc., which at that time was primarily engaged in the supply of communications systems for air traffic control and air defense installations, and is presently operating as Intelect Network Technologies, emphasizing the SONETLYNX and FibreTrax product lines. This decision was determined by the recent loss of three major identified business opportunities, the absence of significant identified future opportunities, and business combinations which strengthened competitors, all leading the Company to reassess the outlook for the air traffic control business segment. Due to a low level of revenue in the segment in the last 18 months, the Company has based its continuing examination of the realizeability of assets specifically identifiable with this segment on the future outlook for revenues and associated cash flows. During September, the Company lost three major bid opportunities, including one involving a long standing customer. Consequently, the Company reassessed the outlook for the air traffic control segment. The Company believed that one of the primary reasons for losing the bids was its significantly smaller size and capitalization compared to major competitors. In the absence of any significant new bidding opportunities and considering the business combinations which strengthened competitors, the Company concluded that the outlook for future business would not support a forecast of revenue and contribution margin adequate to liquidate inventories and support amortization of the goodwill asset. Goodwill amortization charges in the amount of $149,000 per quarter also will be eliminated following the writeoff of goodwill. In this connection, $900,000 has been added at September 30, 1998 to the Company's inventory reserve for obsolescence in order to provide for slow moving items specific to air traffic control communications systems. Assets are identifiable to the level of product line, namely, multiplexers, engineering services, DSP, video, voice switching (air traffic control), and CS4. Asset impairment is tested at the product line level by comparing contribution margins on current and anticipated sales of the products to accumulated capitalized costs.

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

SUBSEQUENT EVENTS

         The Company has filed amendments, on November 20, 1998 and February 16, 1999, to the previously filed Form 10-Q for the period ending June 30, 1998 (Form 10-Q/A) to restate operating results for the quarter ended June 30, 1998. In connection with the initial filing of this Form 10-Q, previously recognized revenues were reviewed. The review was performed in connection with an investigation of collectibility of receivables from the Company's Korean distributor. The Company was advised, at a meeting in October, of the distributor's illiquidity and inability to maintain any certain schedule of payments of receivables. This event led to a general review of all aspects of the business relationship, including, among other things, an examination of terms and conditions of purchase orders from the distributor. Two purchase orders, originally reviewed under an internal control procedure, were determined to have been subsequently amended by the distributor and were accepted through the actions of an employee without proper review. The amended purchase orders
(1) extended the distributor's obligation to pay until product was resold to an end user customer and (2) allowed for the return of unsold product to the Company. These terms were appended only on two purchase orders under which $1,915,000 of product was shipped. As soon as the contingent nature of the purchase was understood, the Company concluded that the revenue should not have been recognized. Consequently the financial statements were restated to eliminate the recognition of $1,915,000 of revenue in the three months ended June 30, 1998. The impact of such restatement is reflected in this Form 10-Q filing as of September 30, 1998, and for the nine months then ended.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE PERIOD ENDED SEPTEMBER 30, 1998

         This Form 10-Q/A contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The forward looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, the forward looking statements. Factors that might cause such a difference include, but are not limited to, those relating to: general economic conditions in the markets in which the Company operates, success in the development and market acceptance of new and existing products (particularly SONETLYNX, FibreTrax, LANscape, and CS4); dependence on suppliers, third party manufacturers and channels of distribution; customer and product concentration; fluctuations in customer demand; maintaining access to external sources of capital; ability to execute management's margin improvement and cost control plans; overall management of the Company's expansion; and other risk factors detailed from time to time in the Company's filings with the Securities and Exchange Commission.

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

         The Company's objective is to provide a new generation of intelligent and flexible communications platforms designed to allow customers to combine their current voice, data and video networks (T1, H.320, H.323, DS3, RS.232, V.35, Ethernet, etc.) into a single communications network, which would also enable them to upgrade their communications into the latest generation of high-speed communication technologies (SONET/SDH, ATM, Fast Ethernet, IP switching, etc.) while using a single network management system.

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

Multi-service Access Platform (MAP)

         Marketed under the names SONETLYNX and FibreTrax, the Company believes MAP is a revolutionary communications product for public and private networks to cost-effectively create voice, data and/or video networks of virtually any size and application. Through the use of different protocol cards, the Company believes MAP can simultaneously combines multiple communication transmissions such as Internet access, video communications, data files, graphics, interactive multimedia, voice and voice-over-the-Internet into a single fiber-optic signal. By connecting multiple MAPs together via fiber-optic cable or high-speed wireless transmissions, the Company believes local, or even global networks can be created with each MAP having the ability to seamlessly communicate with every other MAP on the network. Additionally, the Company believes communications quality and performance is ensured through the use of Synchronous Optical Network (SONET) and Synchronous Digital Hierarchy (SDH) technologies. The MAP is an "intelligent multiplexer," designed to provide internally the functions of traditional networking equipment such as bridges, channel banks, routers and video matrix switches, thus offering significant savings in cost and time for the user. Due to its unique design, the Company believes MAP can be expanded into both horizontal and vertical markets. The Company believes MAP expands into horizontal markets by increasing the types of protocols (applications) it can transport, and vertically by increasing the capacity (transmission speed) the MAP communicates. Currently, the MAP can transport voice, Fast Ethernet (10/100baseT), JPEG video and low speed data protocols such as RS-232 and RS-422 at speeds up to the OC-3/STM-1 rate (155 Mbps). Major product advancements are scheduled during 1999, which include adding the protocol cards for Asynchronous Transfer Mode (ATM) and Frame Relay as well as increasing the MAPs transmission speed to the OC-12/STM-3 rate (622 Mbps). In latter 1999, the Company plans to increase the MAPs transmission speed to the OC-48/STM-16 rate (2,488 Mbps). With the addition of each major protocol and increase in transmission speed, the Company intends that the value of the MAP exponentially increases for the end customer using those multiple protocols.

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

Digital Signal Processing

         The DSP Design Center provides leading digital signal processing (DSP) software and hardware designs. The Company believes the DSP Design Center's products and services offer state-of-the-art performance, faster time to market and reduced technical risk for developers. The DSP Design Center provides board designs, software, operating systems and development services to high-technology product manufacturers, application developers and designers for embedded applications such as multimedia communications, image processing, remote sensing and environmental testing. During the first three quarters of 1998, as a new business generating activity of the Company, the DSP Design Center achieved two major multiyear contracts to provide DSP designs in secure communications as well as a strategic partnership with one of the world's leading electronic contract manufacturers to jointly pursue OEM opportunities. The majority of the DSP Design Centers activity and focus is on products and services applying and incorporating Texas Instrument's new C6000 line of high-speed DSPs, scheduled for volume production during 1999.

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

         The CS4 Intelligent, Programmable Enhanced Services Platform in development since 1995 is expected to reach beta test and commercial availability in 1999. The CS4 product line is designed for a broad range of intelligent network and telecommunications services and applications. The Company is seeking to arrange third party participation in funding development, and marketing of initial products.

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

         Financially, through the first nine months of 1998, management believes results of operations have been disappointing. While revenues have been lower, substantial costs have been incurred for continuing key development programs, establishing new and broader distribution capabilities, bidding and pursuing new sales opportunities and supporting strategic test products for new applications with prospective customers.

         Over the same time period, management also believes material progress has been achieved in technical and market positioning. In this regard, management believes that advances in Company products are enhancing value and performance for applications in Internet-driven enterprise and telco markets for network multimedia communications equipment and services. New U. S. based distributors with extensive network integration experience are being engaged and supported for proposing, trialing and bidding Company products into customer relationships.

         For purposes of reflecting closure on Korea-related matters, and recognizing the current and planned focus of Company activities and expenditures, there were a combination of material asset writedowns and additions to accounts receivable and inventory reserves effective September 30, 1998, and results for the second quarter of 1998 will be restated to eliminate certain revenues on certain shipments to Korea. These actions are described more specifically in sections of the subsequent "Comparison of Third Quarter and Nine Months 1998 to 1997."

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

COMPARISON OF THIRD QUARTER AND NINE MONTHS 1998 TO 1997

         The following table shows the revenue and gross profit for the Company's products:

                                                     Three Months Ended                      Nine Months Ended
                                                        September 30,                          September 30,
                                                -----------------------------          ----------------------------
                                                  1998                 1997              1998                1997
                                                --------             --------          --------             -------
                                                                          ($ Thousands)
         Revenue:
         Fiber optic multiplexers               $   (116)(A)         $  8,269          $  3,625(A)          $16,421
         Engineering services and DSP              1,915                2,669             7,772               6,435
         Video conferencing                          384                   77             1,223                 290
         Voice switching and other                   277                   61               510               1,474
                                                --------             --------          --------             -------
                                                $  2,460             $ 11,076          $ 13,130             $24,620
                                                --------             --------          --------             -------

         Gross profit:
         Fiber optic multiplexers                 (1,517)(A)            3,220            (1,496)(A)           5,864
         Engineering services and DSP                629                  758             2,178               1,651
         Video conferencing                          114                   33               470                 111
         Voice switching and other                  (880)                 (76)             (973)                 40
                                                --------             --------          --------             -------
                                                $ (1,654)            $  3,935          $    181             $ 7,666
                                                --------             --------          --------             -------

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

         The Company filed on November 20, 1998 and February 16, 1999 amendments to the previously filed Form 10-Q for the period ending June 30, 1998 (Form 10-Q/A) to restate operating results for the quarter ended June 30, 1998 to reflect the elimination of $1,915,000 of revenues on shipments to Korea. Based on current facts and circumstances, including collectibility of receivables from the Korean distributor, the Company concluded that such shipments did not meet revenue recognition criteria. The impact of such restatement is reflected in this form 10-Q/A filing as of September 30, 1998, and for the nine months then added.

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

                                             Three Months Ended              Nine Months Ended
                                               September 30,                   September 30,
                                          -----------------------         -----------------------
                                            1998            1997            1998            1997
                                          -------         -------         -------         -------
                                                               ($ Thousands)

         Fiber optic multiplexers         $ 1,226         $ 1,697         $ 3,924         $ 4,271
         CS4                                1,120             848           2,983           3,197
         Video conferencing                   290             571             899           1,009
         DSP and other                        466             618             727           1,270
                                          -------         -------         -------         -------
                                          $ 3,102         $ 3,734         $ 8,533         $ 9,747

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

SELLING AND ADMINISTRATIVE EXPENSE

          Selling and administrative expenses increased 8% in the three month period and decreased 3% in the nine month period compared to the prior year periods. The results were significantly influenced by a special addition of $580,000 to the reserve for warranty expense, reflecting support costs for start-up and the first year of operations for two major installations of SONETLYNX products. Except for the special warranty costs, the expenses would have been reduced 4% and 8% compared to the prior year periods. The expense reduction was partly caused by the removal of corporate headquarters from Bermuda during 1997, and the non-recurrence of related expenses.

ASSET WRITE DOWNS

         In accordance with the evolving focus of the Company's primary technologies, products and markets and forward growth plans, and in accordance with the Company's accounting policies, including reviews and realizability of its long-term assets, including goodwill, the Company wrote off at September 30, 1998, the balance of $6,888,000 of goodwill from the acquisition in 1995 of Intelect Inc., which at that time was primarily engaged in the supply of communications systems for air traffic control and air defense installations, and is presently operating as Intelect Network Technologies, emphasizing the SONETLYNX and FibreTrax product lines. This decision was determined by the recent loss of three major identified business opportunities, the absence of significant identified future opportunities, and business combinations which strengthened competitors, all leading the Company to reassess the outlook for the air traffic control business segment. Due to a low level of revenue in the segment in the last 18 months, the Company has based its continuing examination of the realizeability of assets specifically identifiable with this segment on the future outlook for revenues and associated cash flows. During September, the Company lost three major bid opportunities, including one involving a long standing customer. Consequently, the Company reassessed the outlook for the air traffic control segment. The Company believed that one of the primary reasons for losing the bids was its significantly smaller size and capitalization compared to major competitors. In the absence of any significant new bidding opportunities and considering the business combinations which strengthened competitors, the Company concluded that the outlook for future business would not support a forecast of revenue and contribution margin adequate to liquidate inventories and support amortization of the goodwill asset. Goodwill amortization charges in the amount of $149,000 per quarter also will be eliminated following the writeoff of goodwill. In this connection, $900,000 has been added at September 30, 1998 to the Company's inventory reserve for obsolescence in order to provide for slow moving items specific to air traffic control communications systems. Assets are identifiable to the level of product line, namely, multiplexers, engineering services, DSP, video, voice switching (air traffic control), and CS4. Asset impairment is tested at the product line level by comparing contribution margins on current and anticipated sales of the products to accumulated capitalized costs.

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

         The Company intends to call a special meeting of stockholders for the purposes of (1) approving a proposal to issue Common Stock upon conversion of the Series C and D Convertible Preferred Stock and (2) approving a proposal to amend the Amended and Restated Certificate of Incorporation to increase the number of shares of Common Stock authorized for issuance from 50,000,000 to 100,000,000 shares. The special meeting and proposals were made necessary by (1) a Nasdaq listing rule requiring stockholder approval of a sale of Common Stock or securities convertible into Common Stock equal to 20% or more of the number of shares outstanding at the time of the sale, and by (2) the lack of available Common Stock for future issuances. If stockholder approval of the proposals is not received, the Company may be required by the holders of Preferred Stock to redeem the outstanding balance at a redemption price equal to the greater of (1) 120% of the stated value, or (2) the product of the conversion rate in effect on the date of notice of redemption and the closing sales price of the Common Stock on the trading day immediately preceding the date of notice. Further, the Company may not have a sufficient number of shares of Common Stock available for future issuances. The Company has been notified by the holders of Preferred Stock that the Company has incurred certain liquidated damages and furthermore could be obligated to redeem the Preferred Stock at the redemption price in connection with the absence of an effective registration statement covering all of the shares of Common Stock issuable upon conversion of the Preferred Stock. The Company is attempting to secure from the holders of Preferred Stock a waiver of enforcement of the remedies of redemption and liquidated damages. If stockholder approval is not received and the enforcement of the redemption and liquidated damages provisions against the Company are not waived, there would be a material adverse effect on the Company's results of operations and financial position as well as its ability to continue as a going concern.

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

CONCLUSION

         Considering the available financial resources, current business prospects, the outlook for cash available from customer collections, the outlook for cash available from customer collections, the outlook for cash uses in operations and investing, and actions to control spending, the Company believes it has the financial resources to meet its business requirements for the balance of the current year. There can be no assurance, however, that the assumptions and projections underlying or supporting this outlook will be realized. If cash needs exceed available resources, there also can be no assurance that additional capital will be available through public or private equity or debt financings.

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

Exhibit No.     Exhibit

10.1 Amended and Restated Warrant issued to AJC, Inc. exercisable to purchase up to 300,000 shares of Common Stock(2)

10.2            Amended and Restated Warrant issued to Lifeline Industries, Inc.
                exercisable to purchase up to 30,000 shares of Common Stock(2)

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

10.8 Security Agreement dated September 14, 1998 between the Company and St. James(1)

10.9            Letter Agreement dated September 14, 1998 among the Company, St.
                James and Falcon Seaboard(1)

16.0 Letter from Arthur Andersen, LLP regarding its concurrence with statements in Item 5 of Form 10Q filed November 16, 1998(2)

27.1            Financial Data Schedule(2)

(1) Incorporated herein by reference to the Form 8-K filed September 16, 1998
(2) Previously filed in Form 10-Q for the period ended September 30, 1998.

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


                          INTELECT COMMUNICATIONS, INC.
                                  (Registrant)



Date:    February 16, 1999              By:   /s/ EDWIN J. DUCAYET, JR.
      --------------------------              ----------------------------------
                                              Edwin J. Ducayet, Jr.
                                              Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)



Date:    February 16, 1999              By:   /s/ HERMAN M. FRIETSCH
      --------------------------              ----------------------------------
                                              Herman M. Frietsch
                                              Chairman of the Board and Chief
                                              Executive Officer
                                              (Principal Executive Officer)