Form 10-K
period 1998-12-31
INTELECT COMMUNICATIONS INC
filed 1999-04-02
CIK 316672

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                              --------------------

                                   FORM 10 - K
              Annual Report pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

                      For the Year Ended December 31, 1998

                         Commission File Number 0-11630
                              ---------------------

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

                              ---------------------

           Securities Registered Pursuant to Section 12 (b) of the Act
                                      NONE

           Securities Registered Pursuant to Section 12 (g) of the Act
                     COMMON STOCK PAR VALUE $0.01 PER SHARE
                                (Title of Class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $36,193,000 as of March 29, 1999 (based upon the average of the highest bid and lowest asked prices on such date as reported on the Nasdaq National Market).

There were 36,157,949 shares of Common Stock outstanding as of March 29, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year (December 31, 1998) are incorporated by reference in items 10, 11, 12 and 13 of
PART III hereof.

                                     PART I

ITEM 1 - BUSINESS

FORWARD LOOKING STATEMENT

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

THE COMPANY

         Intelect Communications, Inc. (the "Company") was incorporated in Delaware on May 23, 1995. The Company's predecessor, Intelect Communications Systems Limited ("Intelect (Bermuda)") was incorporated under the laws of Bermuda in April 1980 and operated under the name Coastal International, Ltd. until September 1985 and as Challenger International Ltd. until December 1995. On December 4, 1997, the shareholders of Intelect (Bermuda) approved a merger proposal, the principal effect of which was to change the domicile of Intelect (Bermuda) so that it became a publicly traded United States-domiciled, Delaware corporation. The effect of the merger was that the shareholders of Intelect (Bermuda) became shareholders of the Company with the Company becoming the publicly traded company. In addition, the Company became the holding company for Intelect (Bermuda) and replaced Intelect (Bermuda) as the holding company for its subsidiaries. The merger was effected on December 4, 1997.

OVERVIEW

         The Company is engaged in the business of designing, developing, manufacturing, marketing and selling products and services for managing digital signals and converging voice, data and video networks. The Company's current operations were established through a series of mergers in 1995 and 1996, at which time four communications product platforms were defined to respond to the increasing demands of speed and complexity in communications.

         The Company is strategically focusing its product lines and services to take advantage of the convergence of telecommunications (telecom) and data communications (datacom). This convergence is being driven by the explosive growth of Internet applications such as E-commerce, which is accelerating the expansion of network capacities. These industry trends create requirements for today's network integrators and directors to manage multiple applications, at multiple locations, within bandwidth resources and while balancing the need for network reliability. The Company's product lines are designed to meet these evolving markets, applications and requirements.

         The Company's objective is to develop and bring to market a new generation of intelligent, flexible, and scalable communications products designed to combine current voice, data and video networks (for example, telephones, computers, surveillance) into a single communications network, which would also upgrade communications into the latest generation of high-speed technologies, while using a single network management system.

PRODUCTS, TECHNOLOGIES AND SERVICES

Multi-service Access Platform (MAP)

         Marketed initially and currently under the names SONETLYNX and FIBRETRAX, the Company believes the MAP is a revolutionary networking infrastructure product for public and private networks to cost-effectively create voice, data and/or video networks of virtually any size and application. It is defined as a platform because, from its basic architecture, it can be configured into many separate products for a variety of functions and applications. Through the use of different protocol cards, the MAP can simultaneously combine multiple communication transmissions such as video and graphics communications, data files, voice and any IP-based service over a single network. The products are compatible with Synchronous Optical Network (SONET) and Synchronous Digital Hierarchy (SDH) standards in order to provide fail-safe networks. The SONETLYNX and FIBRETRAX, in addition to providing add-drop multiplexing, provide the functions of traditional networking equipment such as bridges, channel banks, routers and video matrix switches, thus offering significant savings in cost and time for the user when OC-1 or OC-3 bandwidth is required. The MAP expands into markets horizontally by increasing the types of protocols (applications) it can transport, and vertically by increasing its capacity (transmission speed). Currently, the MAP can transport voice, Fast Ethernet (10/100baseT), JPEG video and low speed data protocols such as RS-232 and RS-422 at speeds up to the OC-3/STM-1 rate (155 Mbps). Product advancements scheduled during 1999 include adding the protocol cards for ISDN, digital modem pool and Frame Relay as well as increasing the MAP's transmission speed to the OC-12/STM-3 rate (622 Mbps). Video and high speed data modules are planned with higher port density. Network management systems are under development in the Windows NT version. The cost effectiveness and competition advantage of the MAP are expected to increase with the addition of each major protocol and increase in transmission speed.

Engineering Services

         DNA Enterprises, the Company's engineering services operation, provides advanced product and system design and development services for a variety of clients in the communications industry. The Company believes DNA Enterprises is a leading contract and outsource development resource for the communications industry. DNA provides expertise in digital signal processing (DSP), switching and transport systems, computer telephony integration (CTI), embedded systems, data communications, intelligent networks, video processing, and wireless communications technologies.

Digital Signal Processing

         The DSP Design Center is a Center of Excellence within DNA Enterprises that provides state-of-the-art digital signal processing technology to systems developers around the world to afford them leading-edge solutions, faster time-to-market, and reduced technical risk for their product development programs. The DSP Design Center has developed a product line consisting of standard designs for high performance circuit boards, and offers custom designed hardware, application support software, real-time operating systems, and consulting services to product manufacturers and application developers in the multimedia, image processing, communications, and remote sensing systems arenas. The bulk of the Design Center's activities center around the Texas Instruments ("TI") line of Digital Signal Processors, with emphasis on TI's high performance C5x and C8x devices and a particular focus on the new TI C6000 processor line.

Visual Communications

         The LANscape product is designed to provide full motion, collaborative video communications in a single cost effective solution for desktop PCs to large room systems. The product has the capability to conduct up to a three-way conference call without a costly multiconferencing unit (MCU), transmit video broadcasts using IP multicast, and use its integrated software to switch between two incoming video sources. Each incoming video is contained in an individual window which the user can control as to size and volume. In addition to video conferencing, LANscape features video record and playback controls for applications such as education/training and recorded event distribution. LANscape support of IP multicast allows for transmission of live or pre-recorded video from one to many.

CS4 Intelligent Services Platform

         The Company believes the CS4 represents a revolutionary new class of product. It is an integrated enhanced network server. Its array of integrated capabilities transcends traditional product categories to introduce a flexible system that can host a wide range of intelligent services in a variety of network configurations. The design of the CS4 positions it to impact the proliferation and profitability of intelligent services in the network, as well as to improve the cost paradigm now in place for service nodes, intelligent peripherals, enhanced service platforms, and programmable switches. Key technological innovations reflected in the CS4 include highly distributed processing power to the port level, scalable port capacity that extends up to 64k ports, an advanced call processing structure, a powerful service creation facility, and an architecture that readily supports integration into low speed, high speed, and broadband networks, all designed for a fault-tolerant, NEBS compliant structure.

MARKETS AND CUSTOMERS

Multi-service Access Platform

         Primary markets for SONETLYNX and FIBRETRAX are purpose-built networks such as advanced highway control systems and pipeline communication and control systems. Target markets include corporate/enterprise networks, utilities, airports, transportation entities, security services, prisons, health services, academia, and local and state government, as well as public and private bypass networks. The Company expects additional products being developed and planned for the MAP platform to enable increased penetration in public and private network access markets. The Company markets its SONETLYNX and FIBRETRAX network products primarily through 25 distributors, system integrators and value added resellers (51% of SONETLYNX and FIBRETRAX revenue in 1998). Sales are also made by a direct sales force and through representatives. During 1997, the Company's largest distributor, reselling to customers in the Republic of Korea, was responsible for 85% of SONETLYNX sales. In 1998, no customer or distributor accounted for more than 10% of consolidated sales. SONETLYNX is targeted for markets and applications where multiple protocol communication mandates the capacity and reliability of fiber, further strengthened by redundancy of critical components and architecture.

Engineering Services

         The Company's engineering services are employed by clients that span the spectrum from start-up ventures seeking to launch new products to large multi-national corporations looking to access key know-how for extending current product lines or introducing new products/services. The products the Company develops range from compact circuit boards to multi-board systems that address the consumer, commercial, industrial, and defense market sectors. The Company markets its services directly to prospects worldwide. Principal customers for the Company's services include board manufacturers, telecommunications equipment vendors, semiconductor suppliers, and communications service providers.

Digital Signal Processing

         The products developed by the DSP Design Center are marketed both directly by the Company and through sales channel partners to customers in North America, Europe, and Asia. Customers for these products have a common need for high-performance DSP capabilities for integration into their products, which include commercial telecommunications systems, industrial control products, video processing and image enhancement systems, and military communication systems.

Visual Communication Products

         The Company generally markets its visual communication products directly and through distributors and value added resellers. Primary markets for its video communication products are businesses and educational and government institutions. These markets include corporate networks, financial trading networks, Internet deployment over digital subscriber lines and other high capacity services, Educational/Distance learning networks, medical networks and government networks.

CS4 Intelligent Services Platform

         The CS4 is scheduled to commence initial field trials in early second quarter 1999. The Company currently intends to commercialize the CS4 through a separate business unit that provides leading-edge solutions for high-value intelligent voice services in wireline, wireless, and internet-related markets and is seeking to arrange third party participation in the continuing development and initial marketing of the CS4.

         The CS4 was developed to meet the requirements of high growth segments in the telecommunications equipment and services market in both circuit-switched and packet-switched networks. International and domestic target markets include Competitive Local Exchange Carriers, Competitive Access Providers, PCS and Cellular Service Providers, Inter-exchange Carriers, Internet Service Providers, and emerging network infrastructures.

COMPETITION

         The market for the Company's products and services is intensely competitive and rapidly changing. The Company competes, or may in the future compete, directly or indirectly for customers in the following categories of products and companies: (i) network transmission product manufacturers such as Lucent Technologies Corp., Northern Telecom, Ltd., and Reltec; (ii) video conferencing H.320/323-based product manufacturers such as VTEL Corp and PictureTel Corp.; (iii) Enhanced Services Platform and Intelligent Peripheral/Service Node providers such as Lucent Technologies, Ericsson, Nortel, Comverse Technology, Intervoice, and Centigram Communications Corporation.

         In recent months, large telecom equipment companies including Lucent, Northern Telcom, Alcatel and Siemens have announced acquisitions of datacom companies. At the same time, a large datacom company, Cisco, has announced plans for equipment to carry voice, data and video traffic using Internet technology. These activities constitute the so-called "convergence" of voice and data switching technologies. Large customers for switching equipment, including AT&T and MCI WorldCom have announced their intentions to support this convergence. The Company believes these actions ratify its product design strategies, especially the development of the MAP and CS4. On the other hand, the recent actions by large companies also represent an environment of increasing direct competition for customers of the newly convergent technologies.

         The Company believes that the principal competitive factors affecting the markets for its products and services include effectiveness, scope of product offerings, technical features, ease of use, reliability, customer service and support, distribution channels and price. Most competitors are better capitalized and have greater resources than the Company and, accordingly, may have a competitive advantage in product development and selling.

MANUFACTURING

         The basis of the Company's manufacturing strategy is to identify and use the appropriate technology to obtain the most favorable combination of quality and end product cost. The Company's manufactured products consist largely of assembled printed circuit boards and chassis. These are sold either as assembled systems (such as SONETLYNX or FIBRETRAX) or as a stand-alone product (such as LANscape). As the Company's product lines expand and mature, the Company expects to increase manufacturing capacity by means that could include adding employees, expanding current facilities, leasing or purchasing additional facilities or equipment, and expanding and adding outsourcing relationships. See ITEM 2 - Properties.

         Raw materials are primarily electronic components available from multiple sources. Certain sole source components are not generally considered a vulnerability because they are reliably supplied by large companies. The Company sources a fiber optic interface card, for the OC-3 product, from a third party which is the sole source for the component. The Company also buys a video codec card, used in SONETLYNX video applications from a sole source. Delays in delivery of either component would restrict the Company's ability to increase sales. In the event either vendor fails to meet commitments, the Company intends to rely on its in-house manufacturing capabilities. However, the conversion to in-house backup supply would not be without some interruption and may increase cost. The Company has an ongoing program to reduce its exposure to limited source components where possible.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

         The Company believes it has a substantial base of intellectual property, in the form of software and hardware, some of which is embodied in its products and applied in its ongoing development programs. The Company believes that factors such as technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition, and reliable product manufacturing are essential to establishing and maintaining a technology leadership position.

         The Company relies on a combination of patent, copyright, trademark and trade secret laws, and confidentiality procedures to protect its proprietary rights. The Company currently has three United States patents relating to video transmission and audio conferencing technology and has fifteen currently pending patents relating to DSP, electronic design, internet, operating systems, voice switching, video distribution and communications. "SONETLYNX(R)," "INTELECT(R)," "VUBRIDGE(R)," "S4(R)," and "Special Services Switching System(R)" are registered trademarks of the Company. "FIBRETRAX(TM)" and "PANORAMA(TM)" are trademarks of the Company. The Company has received notice that its use of the name LANSCAPE infringes a similar mark. The Company believes it is not infringing. A third party has advised the Company of a cancellation proceeding at the Patent and Trademark Office which, if successful, would nullify the notice party's claim of first use. It is not possible to determine the outcome of the cancellation proceeding. Under any possible outcome, the Company is likely to be in a position of negotiating an agreement with another party for the shared use of the LANSCAPE name. According to federal and state law, the Company's trademark protection will continue for as long as the Company continues to use its trademarks in connection with the products and services of the Company. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection.

          In connection with the acquisition of DNA Enterprises and Intelect Visual Communications and transactions with certain individuals, licenses were acquired to support the development of SONETLYNX, video conferencing and DSP products. The Company also incorporates third-party licenses into its products.

         The Company owns the rights to the following internet domain names: intelectcom.com, intelectinc.com, videoconferencing.com, and dnaent.com.

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

          In common with many companies in the telecommunications industry, the Company has received notices that it may be infringing on certain intellectual property rights of others. These claims have been defended with advice of counsel and certain defenses are ongoing. In connection with such claims or actions asserted against the Company, the Company may seek to obtain a license under a third party's intellectual property rights, if necessary. There can be no assurance, however, that a license will be available under reasonable terms or at all. In addition, the Company could decide to litigate such claims, which could be expensive and time consuming and which could have materially adverse effects on the Company's business, financial condition or results of operations.

EMPLOYEES

         The Company had 307 full-time employees at December 31, 1998, of which 148 were engaged in engineering and development, 64 were engaged in sales, marketing, and customer support, 72 were engaged in manufacturing operations, and 23 were engaged in administration and finance. None of the Company's employees is represented by a labor union. The Company has experienced no material work stoppages and believes its relations with its employees to be good. At December 31, 1997, the Company had 365 full-time employees.

GOVERNMENT REGULATION

         The telecommunications industry, including many of the Company's customers, is subject to regulation from federal and state agencies, including the Federal Communications Commission ("FCC") and various state public utility and service commissions. Similar regulatory structures exist in most countries outside the United States. While such regulation does not affect the Company directly, the effects of such regulations on the Company's customers may, in turn, adversely impact the Company's business and results of operations. For example, FCC regulatory policies, affecting the availability of services and other terms on which telecommunications service providers ("Telcos") conduct their business, may impede the Company's penetration of certain markets. Current FCC regulations restrict Telcos' ability to charge their customers based on access cost to local subscribers and may affect the timing of Telcos' investment in the Company's technology. These FCC regulations and policies are under continuous review by the federal government and the courts and are subject to change. Although many FCC restrictions on providing services in previously restricted markets have been eliminated or modified, the failure to change, or a substantial delay in changing, the existing restrictions on Telcos may materially adversely affect their demand for products based upon the Company's technology.

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

ITEM 2 - PROPERTIES

         All of the Company's facilities are leased. The facilities are in Richardson, Texas, New York, New York, and London, England. The Company's principal operations are serviced from four leased facilities in Richardson, Texas, (comprising 103,000 square feet) and one in New York (comprising 20,000 square feet). These facilities include manufacturing, engineering, sales, marketing, and administrative offices. All of the

Company's manufacturing operations are located in a 28,000 square foot Richardson, Texas facility. The Company moved its headquarters from Hamilton, Bermuda to Richardson, Texas in March 1997. In March 1998, the Company closed its offices in New York and London. The Company believes these facilities, which total 124,000 square feet, are adequate for its present needs.

ITEM 3 - LEGAL PROCEEDINGS

         The Company is involved in various legal proceedings and claims arising in the ordinary course of business.

         On October 28, 1998, in the 192nd Judicial District Court for Dallas County, Texas, Richard Dzanski filed suit against Intelect Network Technologies Company, a wholly owned subsidiary of the Company, and Intelect Systems Corp., the predecessor of the Company. In the suit, the plaintiff has claimed a breach of an Irrevocable Option Agreement and that he has not received payments he claims are due to him in the amount of at least $386,000. The defendants deny liability to the plaintiff and intend to vigorously defend the case. The parties are in discovery and it is too early to determine if the outcome of this case will have a material impact on the Company.

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

         None

                                     PART II

ITEM 5 - MARKETS FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The common stock of the Company is traded in the over-the-counter market and is listed on the Nasdaq Stock Market under the symbol "ICOM." The high and low bid prices for the Company's common stock for each full quarter of the last two fiscal years, as reported on Nasdaq, are as follows:

                                                                                      High               Low
                                                                                      ----               ---
         1st  quarter 1997 - period ended March 31, 1997                             5.125             1.875
         2nd quarter 1997 - period ended June 30, 1997                               4.625             1.375
         3rd quarter 1997 - period ended September 30, 1997                         11.500             4.250
         4th quarter 1997 - period ended December 31, 1997                          11.313             3.188

         1st  quarter 1998 - period ended March 31, 1998                             7.625             4.438
         2nd quarter 1998 - period ended June 30, 1998                               7.250             5.432
         3rd quarter 1998 - period ended September 30, 1998                          5.625             1.656
         4th quarter 1998 - period ended December 31, 1998                           3.563             1.438

         The Company believes that as of March 29, 1999, its outstanding shares of common stock were held by approximately 20,500 owners of record.

         The closing bid price of the common stock on the Nasdaq National Market on March 29, 1999, was $1.00.

DIVIDEND POLICY

         No cash dividends were paid by the Company during 1996, 1997 or 1998. The Company does not currently plan to pay any dividends on common stock in the foreseeable future. The Company is restricted by its agreements with lenders and the holders of certain of its preferred stock from any payment of dividends on common stock and from the payment of dividends on preferred stock except dividends payable with common stock. These restrictions remain in effect for so long as any balance remains payable on the debt or such preferred stock remains outstanding. See Note 14 to the Consolidated Financial Statements.

RECENT SALES OF UNREGISTERED SECURITIES

         Effective as of January 1, 1999, the Company issued 144,681 shares of common stock in lieu of a $212,000 cash dividend on its Series A Preferred Stock for the quarter ended December 31, 1998.

         On November 23, 1998 and December 4, 1998, in a transaction exempt from registration under Section 4(2) of the Securities Act, the Company issued 300,000 shares each in connection with the exercise of warrants to purchase common stock at a price of $2.00 per share.

ITEM 6 - SELECTED FINANCIAL DATA

         The following tables set forth certain historical consolidated financial data for the Company.

                                                                                                Two
                                                                                               months
                                                                                               ended
                                                                                              December           Years ended
                                                           Years ended December 31,              31,             October 31,
                                                   --------------------------------------    ----------    ------------------------
                                                      1998          1997          1996          1995          1995          1994
                                                   ----------    ----------    ----------    ----------    ----------    ----------
                                                                          ($ Thousands Except Per Share Data)
STATEMENT OF OPERATIONS:
Net revenues                                       $   19,341        37,777         9,352           734         2,030            --
                                                   ==========    ==========    ==========    ==========    ==========    ==========
Operating loss                                     $  (38,787)      (17,642)      (33,638)       (2,943)       (4,652)         (558)
                                                   ==========    ==========    ==========    ==========    ==========    ==========
Loss from continuing operations                    $  (42,735)      (19,743)      (42,983)       (2,776)       (5,194)         (538)
Income from discontinued
   operations                                              --            --            --            --         3,546         3,410
Income (loss) on disposal of
   discontinued operations                               (403)         (498)          (56)         (236)       13,824            --
Income (loss) before                               ----------    ----------    ----------    ----------    ----------    ----------
   extraordinary item                              $  (43,138)      (20,241)      (43,039)       (3,012)       12,176         2,872
Income (loss) allocable to common                  ==========    ==========    ==========    ==========    ==========    ==========
   stockholders                                    $  (46,105)      (20,798)      (43,039)       (3,012)       12,811         2,872
                                                   ==========    ==========    ==========    ==========    ==========    ==========

Basic and diluted income (loss) per share:
Continuing operations                              $    (1.76)        (0.99)        (3.32)        (0.24)        (0.47)        (0.05)
                                                   ==========    ==========    ==========    ==========    ==========    ==========
Discontinued operations                            $     (.02)        (0.02)        (0.01)        (0.02)         1.57          0.34
                                                   ==========    ==========    ==========    ==========    ==========    ==========
Extraordinary item                                         --            --            --            --          0.06            --
                                                   ==========    ==========    ==========    ==========    ==========    ==========
Net Income (loss) for period                       $    (1.78)        (1.01)        (3.33)        (0.26)         1.16          0.29
                                                   ==========    ==========    ==========    ==========    ==========    ==========
Weighted average shares (thousands)                    25,939        20,558        12,943        11,385        11,024         9,942


                                                   ------------------------------------   ----------   -----------------------
                                                                                           December
                                                                December 31,                  31,           October 31,
                                                   ------------------------------------   ----------   -----------------------
                                                      1998         1997         1996         1995         1995         1994
                                                   ----------   ----------   ----------   ----------   ----------   ----------
BALANCE SHEET:
ASSETS:
Current assets                                     $   16,413       25,552       11,594       19,957       24,587        2,599
Excess of cost over assets of
   companies acquired                                   4,787       13,249       14,573        8,685        9,349           --
Other long-term assets                                 10,882       10,430        9,269        2,597        1,786           --
                                                   ----------   ----------   ----------   ----------   ----------   ----------
Total assets                                       $   32,082       49,231       35,436       31,239       35,772       12,172
                                                   ==========   ==========   ==========   ==========   ==========   ==========

LIABILITIES & SHAREHOLDERS' EQUITY:
Current liabilities including current
    maturities of long-term debt                   $    9,852       22,939        9,810        5,331        7,091          269
Long-term liabilities                                  14,698          143       17,895          368          365           --
Shareholders' equity                                    7,532       26,149        7,731       25,540       28,266       11,903
                                                   ----------   ----------   ----------   ----------   ----------   ----------
                                                   $   32,082       49,231       35,436       31,239       35,722       12,172
                                                   ==========   ==========   ==========   ==========   ==========   ==========

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Results of operations consist of:

         o the fiber optic multiplexer and special services switch businesses of Intelect Network Technologies Company ("INT") from its April 24, 1995 acquisition,

         o        the engineering services business of DNA Enterprises, Inc.
                  ("DNA") from its February 13, 1996 acquisition,

         o the digital signal processor products business of DNA since product introductions in 1997 and 1998,

         o the visual communication system business of Intelect Visual Communications Corp. ("IVC") from its March 29, 1996 acquisition, and

         o the information security business of Intelect Europe Limited ("IEL") from its August 31, 1995 acquisition until its liquidation in January 1997.

         The following table shows the revenue and gross profits for the Company's products:

                                         Years ended December 31,
                                     --------------------------------
                                       1998        1997        1996
                                     --------    --------    --------
                                              ($ Thousands)
          Revenue:
          Fiber optic multiplexer       6,410      26,250         430
          Engineering services          8,147       8,632       4,332
          Digital signal processor      2,690         277          81
          Visual communication          1,448         636         172
          Switching and other             646       1,982       4,337
                                     --------    --------    --------
                                     $ 19,341      37,777       9,352
                                     --------    --------    --------
          Gross profit (loss):
          Fiber optic multiplexer      (1,903)     12,035        (625)
          Engineering services          2,002       2,375       1,270
          Digital signal processor      1,390         (88)       (306)
          Visual communication            497          41        (826)
          Switching and other          (1,078)       (112)     (2,134)
                                     --------    --------    --------
                                     $    908      14,251      (2,621)
                                     --------    --------    --------

REVENUES

         Revenues in 1998 decreased 49% from 1997 after having increased 304% over 1996. The revenue increase in 1997 was due to increased sales to Korean customers, which represented 59% of that year's total revenues. The decline in 1998 revenues was due to the decline in sales to the Korean market reflecting the financial condition of the Asian region. This decline was partially offset by a 20%, or $785,000 increase in non-Korean sales.

         The Company is not basing future revenue expectations on recovery in Asia. Prospects for continued growth in non-Asian markets are supported by new orders in the United States for approximately $10,000,000 of fiber optic multiplexer product received early in 1999.

         Engineering service revenues in 1998 approximated the level of 1997 when the revenues increased 99% over 1996. Growth of the services business was constrained by the concentration of resources on DSP product development in the DNA DSP Design Center.

         DSP products, primarily those based on the Texas Instruments C6000 components, increased 871% to $2,690,000 in 1998. The year included the launch of development tools for the Texas Instruments components and end products with powerful computing and signal processing capabilities.

         Visual communication product revenues in 1998 increased 127% over 1997 due to the first full year of availability of a redesigned product.

         Switching and other revenues consist primarily of the voice and data switching products used in air traffic control applications, which have declined in strategic significance to the Company, and certain information security products phased out in 1996.

GROSS PROFIT (LOSS)

         Gross profit decreased to $908,000 in 1998 from $14,251,000 in 1997. A ($2,621,000) gross loss was experienced in 1996. Changes in both years were primarily the result of the revenue levels of the fiber optic multiplexer products. The gross profit in 1998 includes the effect of a $900,000 reserve for obsolescence attributable to the air traffic control products line ("switching" products above).

         The high level of fiber optic multiplexer products shipments in 1997 supported an economic production rate in manufacturing operations, a rate which was not sustained in 1998. The negative gross profit on fiber optic multiplexer products in 1998 included $1,820,000 of under absorbed overhead. At the production levels of 1997, underabsorbed overhead for the SONETLYNX/FIBRETRAX product was $613,000, all attributable to the first half year when production volume had not yet increased.

         Engineering services gross profit maintained a similar percentage of sales in 1998 and 1997 (25% and 27% respectively). The increase in 1997 over 1996 was primarily the result of a near doubling of revenue.

         DSP products contributed positive gross profit for the first time in 1998 as revenues grew to a level which allowed for a characteristic margin.

         The LANscape video products contributed gross profit improvements in both 1998 and 1997 in line with increases in volume.

ENGINEERING & DEVELOPMENT (E&D) EXPENSES

         E&D expense decreased to $10,217,000 in 1998 from $11,899,000 in 1997.
The 1997 level was an increase from $8,719,000 in 1996. In all three years, certain amounts of software development costs were capitalized. Including those amounts, the total E&D expenditures were $12,117,000, $13,216,000 and $10,114,000, respectively, in the years 1998, 1997 and 1996. Total E&D expenditures by product line were distributed as follows:

                                             Years ended December 31,
                                           ----------------------------
                                             1998      1997      1996
                                           -------   -------   -------
                                                  ($ Thousands)
          Fiber optic multiplexer          $ 5,149     6,400     2,857
          CS4 enhanced services platform     4,798     3,816     5,565
          Visual communication               1,168     1,443       954
          Digital signal processing            988       488        --
          Switching and other                   14     1,069       738
                                           -------   -------   -------
                                           $12,117    13,216    10,114
                                           -------   -------   -------

         Despite lower sales in 1998, the Company maintained engineering and development expenditures in order to advance, enhance and complete strategic products such as MAP, CS4, DSPs and LANscape. These expenditures are expected to result in new product contributions in 1999 which are intended to address new markets and maintain the Company's technological leadership.

         The fiber optic multiplexer product line was most significantly expanded by the introduction of the international standard version, SDH (Synchronous Digital Hierarchy). Branded FIBRETRAX, the SDH version serves the approximately 70% of global markets for fiber optic transmission outside North America. SONETLYNX and FIBRETRAX were enhanced by the addition of interfaces for:

         o        Multi-point voice

         o        Ethernet

         o        Communication among multiple rings, including different speeds

         o        T1/E1 backup for seven other interfaces

         o        Module level protection for T1/E1 and Ethernet

         o        DS3 transport.

         Network management systems were enhanced to support larger networks and to support mixed modes as well as SONET-only mode. Also the Telenium management system was offered to meet the demands of the public network environment. Progress, which did not result in product releases, included:

         o        Fast (100BaseT) Ethernet

         o        Byte synchronous E1

         o        Increased video switching speed and quality

         o        Management system TL-1 and SNMP interfaces

         o        An access product strategy

         o A new architecture for lower cost and reduced time to market by allowing integration of third party products.

         Progress in the CS4 development program continued with the design and development of the commercial version of the system. This included the design of second generation hardware to provide significantly more processing capacity for handling greater traffic loads and to afford greater flexibility for product migration and manufacturing efficiency. In addition, the software architecture was refined to provide higher system performance and to address early stage requirements for product commercialization.

         Systems were configured for CS4 subsystem testing, systems integration, load testing and performance analysis. A beta site customer was identified and a system was readied for commencement of field testing early in the second quarter of 1999. Planning for supporting the customer's applications and installation of the beta system at the customer's site was completed.

         Videoconferencing products were developed in Windows NT version. Progress was made on development of PCI compliant hardware. A Gateway to H.320 conferencing systems was introduced. Enhancements were made to minimize the installation task.

         Digital signal processing product developments built the foundation for the first year of significant revenues in 1998. Including work funded by a customer, these developments included:

         o A development platform for the C6000 circuits of Texas Instruments, the EVM module

         o        A proprietary operating system for C6000 developers

         o        VME board-level products under a private label arrangement.

SELLING AND ADMINISTRATIVE EXPENSES

         Selling and administrative expenses of $17,724,000 includes $1,148,000 of warranty expense, primarily the extra costs of start up and first year operations of two major installations of the SONETLYNX product in Korea and on the Alyeska pipeline. Selling expense declined 11% from the prior year, excluding unusual warranty costs. Administrative expense of $6,547,000 in 1998 was 12% below the prior year level. Expenses in 1998 included sales development activities which resulted in the approximately $10,000,000 of orders received for SONETLYNX products early in 1999. General corporate expenses contributed $800,000 of the decrease from 1997 when extra costs were incurred to remove the corporate headquarters from Bermuda. The Company estimates that the usual level of warranty expenses would have been approximately $200,000 but for special startup difficulties caused by distance, cultural differences and unusual technical characteristics.

         Selling and administrative expenses increased 28% to $18,671,000 in 1997 compared to 1996. Selling expense increased to $11,213,000 from $6,412,000, primarily due to higher revenues for SONETLYNX products and to market development activities for SONETLYNX and LANscape products. Administrative expense of $7,458,000 in 1997 was 9% below the prior year, partly due to the removal of corporate headquarters from Bermuda during 1997.

ASSET WRITE DOWNS

         In accordance with the evolving focus of the Company's primary technologies, products and markets and forward growth plans, and in accordance with the Company's accounting policies, including reviews of realizability of its long-term assets, including goodwill, the Company wrote off the September 30, 1998 balance of $6,888,000 of goodwill from the acquisition in 1995 of Intelect Inc., which at that time was primarily engaged in the supply of communications systems for air traffic control and air defense installations, and is presently operating as Intelect Network Technologies, emphasizing the SONETLYNX and FIBRETRAX product lines. Goodwill amortization charges in the amount of $149,000 per quarter also will be eliminated following the writeoff of goodwill. The writeoff decision was determined by the recent loss of three major identified business opportunities, the absence of significant identified future opportunities and business combinations which strengthened competitors, all leading the Company to reassess the outlook for the air traffic control business segment. The Company concluded that the outlook for future business would not support a forecast of revenue and contribution margin adequate to liquidate inventories and support amortization of the goodwill asset.

         Accounts and notes receivable from the Company's Korean distributor, and relating to the sales of the Company's products in Korea, totaled $4,696,000 at the end of September 1998, compared to $9,879,000 at December 31, 1997, from which $6,731,000 was collected and to which $1,730,000 of shipments were added during 1998. The Company was advised, at a meeting in October, of the distributor's illiquidity and inability to maintain any certain schedule of payments of receivables. Accordingly, the Company determined that it would be prudent and timely to write off or reserve substantially all the distributor's receivables adjusted for a collection of $1,000,000 received in February 1999. In connection with this collection, and contingent on certain future payments, the Company agreed not to pursue any further collections of the receivable.

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

INTEREST EXPENSE

         Interest expense, primarily non-cash financing charges, of $4,385,000, $2,863,000 and $9,911,000 in the years ended December 31, 1998, 1997 and 1996 consists of:

                                                Years ended December 31,
                                         ------------------------------------
                                            1998         1997         1996
                                         ----------   ----------   ----------
                                                     ($ Thousands)
          Interest on debt instruments   $    1,109          930          704
          Non-cash financing costs            3,242        1,721        7,534
          Other costs of financing               28          199        1,571
          Other interest                          6           13          102
                                         ----------   ----------   ----------
                                         $    4,385        2,863        9,911
                                         ----------   ----------   ----------

         Interest on debt instruments in 1998 was primarily attributable to amounts borrowed from St. James Capital Corp., SJMB, L.P., and the Coastal Trust. In 1997, the interest was attributable to St. James Capital Corp. and Coastal Trust borrowing and to two series of convertible debentures. In 1996, the interest was attributable to three series of convertible debentures.

         Non-cash financing costs in 1998 and 1997 were the result of warrants to purchase common stock issued in connection with various financings. The reported expense amount is the value of the warrants determined by using the Black-Scholes pricing model. In 1996, in addition to $2,942,000 of warrant values, $4,592,000 of reportable expense was attributable to a beneficial conversion feature of the convertible debentures.

         Other costs of financing consist primarily of legal and placement fees.

INCOME (LOSS) FROM DISPOSAL OF DISCONTINUED OPERATIONS

         Losses in 1998, 1997 and 1996 represent legal expenses in connection with the indemnity agreement with Savage Sports Corporation. See ITEM 3, Legal Proceedings.

YEAR 2000 COMPLIANCE

         The Company has conducted a review of its computer systems and products to identify those that could be affected by the "Year 2000 Problem," the result of computer programs using two digits rather than four to define the year portion of dates. The Company has determined that none of its significant systems or products fail to distinguish the year 2000 from the year 1900. The review continues, in an ongoing process, to examine the risk, if any, to the Company, of vendor or customer exposure to the Year 2000 Problem. To date, no exposure has been discovered which would have a material adverse effect on the Company. Certain purchased software, resold or used in company products, has been certified by the vendors to be compliant. The financial impact of Year 2000 compliance has not been and is not anticipated to be material to the Company's financial position or results of operations in any given year.

--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

         Year to year cash balances were lower by $1,103,000 at December 31, 1998. During the year, cash expended in operations ($22,929,000) and in investing activities ($4,144,000) was funded by the reduction of cash balances and by securing new financing of $25,970,000 (net of $14,831,000 of debt repayments).

OPERATING ACTIVITIES

         Net cash applied in operations primarily reflects the $43,138,000 net loss offset by $8,170,000 of non-cash charges, non-cash asset write downs of $10,628,000, and the $3,948,000 net increase in working capital. The net cash requirement for operations is the combined effect of a reduced gross profit contribution compared to 1997 and a continuation of expenditures related to the Company's technology and product development programs and marketing, selling and distribution activities. The lower level of gross profit reflects mainly the abrupt discontinuance of sales in Korea and the lead times to develop sales in other markets and to launch new products into markets, distribution and sales.

         o Accounts receivable were a source of funding due to $4,597,000 collections from customers in excess of new shipments and billings.

         o Inventory increased $565,000 due to restocking, longer term purchase commitments, and production for orders received near the end of the year.

         o Accounts payable were reduced $3,276,000 due to payments of obligations similarly related to prior year operating levels.

         o The non-cash charges were primarily $4,357,000 of depreciation and amortization of intangible assets and $3,242,000 of amortization of deferred financing costs.

         o Asset write downs reflect the decision to write off goodwill related to the air traffic control communication equipment business and the recognition that the Company's Korean distributor became illiquid and unable to pay accounts receivable.

INVESTING ACTIVITIES

         Investments during 1998 were primarily $2,035,000 of fixed asset additions and $1,898,000 of capitalized SONETLYNX and LANscape product enhancements and advancements. The fixed asset additions were concentrated in computers, software, and test equipment to support engineering activities, and manufacturing equipment for new products.

FINANCING ACTIVITIES

         Cash uses were financed by the following transactions during 1998:

         o $10,000,000 from the sale of Series C Preferred Stock in February

         o        $3,000,000 borrowed in February

         o A deferred payment arrangement converting $2,100,000 originally due in February to monthly payments through December 1998, of which $440,000 remains owed and unpaid at year end

         o        $7,000,000 borrowed in April

         o        $5,000,000 from the sale of Series D Preferred Stock in May

         o        $5,000,000 from the sale of Series D Preferred Stock in June

         o        $5,000,000 borrowed in September through November

         o        $750,000 borrowed in November

         o $1,200,000 from the exercise of common stock warrants in December

         o        $1,000,000 from the sale of common stock in December

         Proceeds from these financings were used to retire maturing obligations of $13,410,000 and for additional working capital.

SUBSEQUENT FINANCING ACTIVITIES

         In January 1999, the Company sold $1,800,000 of common stock in a private placement.

         On January 13, 1999, the Coastal Trust extended the maturity of the Receivables Loan previously maturing on August 31, 1999, to February 12, 2000.

         On January 13, 1999, the Company elected to extend to February 12, 2000 the maturity of the convertible promissory notes of the Credit Facility.

         On March 2, 1999, the Company entered into a Security Purchase Agreement with a group of private investors. The Agreement provides for the sale of up to $9,600,000 of Series E preferred stock contingent on certain conditions. On March 5, 1999, the Company sold $3,000,000 of the Series E preferred stock in an Initial Closing. An additional $3,000,000 will become available to the Company in a Mandatory Closing contingent primarily on a registration statement becoming effective to cover resale of common stock issuable upon conversion of the preferred and the satisfaction of certain other conditions.

OUTLOOK

         During the last three years, the Company has continued various programs and activities to design, develop, bring to market and establish distribution and sales for four product lines targeting multiple markets internationally. For the network access market, the SONETLYNX product line was introduced in 1996. The line was expanded in 1998 by the addition of the FIBRETRAX (SDH) international version. The Company has developed the CS4 Intelligent Services Platform for beta testing and commercial availability in 1999. The DSP Design Center in the Company's engineering services group continues to develop products using advanced DSP circuits and design skills applicable to a variety of companies in the networking and telecommunications industry. For video communication, the Company has developed LANscape, a standards-based video system offering full-motion collaborative communications for desktop and room applications. These four product lines are each expected to have significant potential revenue and profit opportunities for the Company and have been the focus of considerable development and marketing expense during the last three years. The product lines and their applications are more fully described in the ITEM I above. The Company has incurred operating losses in 1998, 1997, and 1996 of $46,105,000, $20,798,000 and $43,039,000. Negative cash flows from operations in the same periods were, respectively, $22,929,000, $24,852,000 and $23,050,000. The cash flows were funded by proceeds from borrowings under credit facilities and sales of preferred stock and common stock in 1998 and 1997 and by proceeds from issuance of convertible debentures in 1996. The Company expects operating losses and negative operating cash flow to continue at least through mid-year 1999. It is uncertain when, if ever, the Company will report operating income or positive cash flow from operations.

         Redeploying and refocusing resources and new activities to replace Korean with non-Korean business are still in process of producing results to recover sales levels and gross profit contribution.

         In response to lower levels of sales and production, the Company has contained or reduced costs and expenses in engineering, selected product development, and sales areas (net of non-recurring expenses recognized primarily in connection with Korean business). Marketing and selling expenditures were maintained on the SONETLYNX product line in connection with new distribution relationships and the related quantity and quality of promising prospects. To better align costs with near-term prospects, expenses related to video product sales were reduced by closing offices in New York, California, and England. Development costs of SONETLYNX and FIBRETRAX products were reduced as certain schedules neared completion and lower cost outsourcing became feasible in some areas. Expense reductions have not been sufficient to fully compensate for the reduced gross margin contribution on lower sales volumes. Accordingly, lower production volumes and ongoing costs and expenses have impeded progress toward profitability and cash equilibrium.

         The Company's initiative to arrange third party (partner) participation(s) in CS4 development, funding and/or marketing led to increases in spending from the recognition that potential interest is enhanced by the accelerated commercialization of marketable product applications. The increased spending of 1998 is being curtailed to a level supporting beta testing.

         The Company is obligated to repay the Inventory Loan in two remaining payments of $250,000 each plus accumulated interest on April 1 and May 1, 1999. Obligations to two former shareholders of DNA, in the aggregate amount of approximately $500,000, remain unpaid. The Company is in discussion with the note holders and expects to reach agreement on a payment schedule for the balance of the notes. The Credit Facility and Receivables Loan become due on February 12, 2000. The Company intends to refinance those debts at the maturity date, but no assurance can be given that a refinancing can be arranged.

         The Company may be obligated to redeem all of the outstanding shares of Series D and Series E Convertible Preferred Stock in the event of a Triggering Event, which can occur if the Company is unable to make effective the registration statement covering the resale of the shares issuable upon conversion of such shares effective by May 19, 1999 for the Series D and July 7, 1999 for the Series E. The Company currently does not have the cash resources available to effect such a required redemption, or pay the penalties required in the event of such a redemption.

CONCLUSION

         Considering the available financial resources, current business prospects, the outlook for cash available from customer collections, the outlook for cash to be used in operations and investing, and actions to control spending, the Company believes it has or can obtain the financial resources to meet its business requirements for the balance of the current year. There can be no assurance, however, that the assumptions and projections underlying or supporting this outlook will be realized. If cash needs exceed available resources, there also can be no assurance that additional capital will be available through public or private equity or debt financings. The financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result from the unfavorable outcome of such an uncertainty.

CONTINGENT LIABILITIES

         As discussed in "ITEM 3 - Legal Proceedings" in the Company's Annual Report on Form 10-K, the Company is exposed to certain contingent liabilities which, if resolved adversely to the Company, would adversely affect its liquidity, its results of operations, and/or its financial position.


ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk with regard to financial instruments because two loans from The Coastal Trust bear interest based on the prime rate.

         At December 31, 1998, a hypothetical 100 basis point increase in interest rates would result in a reduction of approximately $57,000 in annual pre-tax earnings. The estimated reduction is based upon the increased interest expense of the Company's variable rate debt and assumes no change in the volume or composition of debt at December 31, 1998.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 INTELECT COMMUNICATIONS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Reports of Independent Accountants...........................          21
Consolidated Balance Sheets..................................          24
Consolidated Statements of Operations........................          26
Consolidated Statements of Stockholders' Equity..............          27
Consolidated Statements of Cash Flows........................          30
Notes to Consolidated Financial Statements...................          32

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Intelect Communications, Inc.


We have audited the accompanying consolidated balance sheet of Intelect Communications, Inc., and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, stockholder's equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intelect Communications, Inc. and subsidiaries as of December 31, 1998, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced continuing operating losses and negative cash flows. Its continued existence is dependent upon the successful development of its products and obtaining adequate capital, neither of which is assured. These matters raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Grant Thornton LLP

Dallas, Texas
March 31, 1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To:      The Board of Directors and Shareholders of
         Intelect Communications, Inc.


         We have audited the accompanying consolidated balance sheet of Intelect Communications, Inc. (a Delaware corporation) as of December 31, 1997, and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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


/s/ Arthur Andersen LLP

Dallas, Texas
March 27, 1998

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Intelect Communications Systems Limited

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Intelect Communications Systems Limited and its subsidiaries for the year ended December 31, 1996. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule for the year ended December 31, 1996. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with United States generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated statements referred to above present fairly, in all material respects, the results of operations and cash flows of Intelect Communications Systems Limited and its subsidiaries for the year ended December 31, 1996, in conformity with United States generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements, taken as a whole, presents fairly, in all material respects, the information set forth therein.

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


/s/ KPMG Peat Marwick

Chartered Accountants
Hamilton, Bermuda
April 9, 1997 ....

                 INTELECT COMMUNICATIONS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           December 31, 1998 and 1997
                    (Thousands of dollars, except share data)

                                                      1998         1997
                                                   ----------   ----------
                     Assets
Current assets:
   Cash and cash equivalents                       $      991        2,094
   Investments                                            681          942
   Accounts receivable net of allowances of $870
       and $542 in 1998 and 1997                        7,232       15,569
   Inventories                                          6,854        6,289
   Prepaid expenses                                       655          658
                                                   ----------   ----------
         Total current assets                          16,413       25,552

Property and equipment, net                             6,386        6,041
Goodwill, net                                           4,787       13,249
Software development costs, net                         3,134        2,229
Other intangible assets, net                              916        1,168
Other assets                                              446          992
                                                   ----------   ----------
                                                   $   32,082       49,231
                                                   ----------   ----------


                                                                     (continued)

                 INTELECT COMMUNICATIONS, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets (continued)
                           December 31, 1998 and 1997
                    (Thousands of dollars, except share data)

                                                                                   1998            1997
                                                                               ------------    ------------
                         Liabilities and Stockholders' Equity
Current liabilities:
   Notes payable, net of unamortized discount of $578 in 1997                         1,173           9,132
   Current maturities of long-term debt                                                 440           2,527
   Accounts payable                                                                   4,293           7,569
   Accrued liabilities                                                                3,375           3,173
   Net liabilities of discontinued operations                                           400             400
   Deferred income taxes                                                                 45              49
   Current installments of obligations under capital leases                             126              89
                                                                               ------------    ------------
                           Total current liabilities                                  9,852          22,939

Long-term debt, net of unamortized discount of $388                                  14,612              --
Long-term obligations under capital leases, net of current installments                  42              55
Deferred income taxes                                                                    44              88
                                                                               ------------    ------------
                                                                                     24,550          23,082
                                                                               ------------    ------------
Commitments and contingencies

Stockholders' equity:
   $2.0145, 10% cumulative convertible preferred stock, series A, $.01 par value (aggregate involuntary liquidation preference $20,145,000)
       Authorized 10,000,000 shares; 4,219,409 shares issued and
       outstanding                                                                       42              42
   $4.375, 10% cumulative convertible preferred stock, series B, $.01 par value (aggregate involuntary liquidation preference $4,000,000)
       Authorized 914,286 shares; none and 914,286 shares issued
       and outstanding in 1998 and 1997, respectively                                    --               9
   Series C convertible preferred stock, $.01 par value (aggregate involuntary liquidation preference $10,000,000).  Authorized
       12,500 shares; 1,843 issued and outstanding in 1998                                1              --
   Series D convertible preferred stock, $.01 par value (aggregate involuntary liquidation preference $10,000,000).  Authorized
       10,000 shares; 8,250 issued and outstanding in 1998                                1              --
   Common stock, $.01 par value.  Authorized 50,000,000 shares;
       32,333,085 and 23,954,978 shares issued in 1998 and 1997,
       respectively                                                                     323             240
   Additional paid-in capital                                                       104,451          75,940
   Accumulated other comprehensive income                                                --               2
   Accumulated deficit                                                              (96,189)        (50,084)
                                                                               ------------    ------------
                                                                                      8,629          26,149
   Less 191,435 shares of common stock in treasury                                   (1,097)             --
                                                                               ------------    ------------
                           Total stockholders' equity                                 7,532          26,149
                                                                               ============    ============
                                                                               $     32,082          49,231
                                                                               ============    ============



See accompanying notes to consolidated financial statements.

                 INTELECT COMMUNICATIONS, INC. AND SUBSIDIARIES
                  Years ended December 31, 1998, 1997 and 1996
                      Consolidated Statements of Operations
                    (Thousands of dollars, except share data)

                                                          Years ended December 31,
                                               --------------------------------------------
                                                   1998            1997            1996
                                               ------------    ------------    ------------
Net revenue                                    $     19,341          37,777           9,352
Cost of revenue                                      18,433          23,526          11,973
                                               ------------    ------------    ------------
             Gross profit (loss)                        908          14,251          (2,621)
                                               ------------    ------------    ------------

Expenses:
   Engineering and development                       10,218          11,899           8,719
   Selling and administrative                        17,724          18,671          14,601
   Amortization of goodwill                           1,125           1,323           1,664
   Asset writedowns                                  10,628              --           6,033
                                               ------------    ------------    ------------
                                                     39,695          31,893          31,017
                                               ------------    ------------    ------------
             Operating loss                         (38,787)        (17,642)        (33,638)
                                               ------------    ------------    ------------

Other income (expense):
   Interest expense                                  (4,385)         (2,863)         (9,911)
   Interest income and other                            483             636             653
                                               ------------    ------------    ------------
                                                     (3,902)         (2,227)         (9,258)
                                               ------------    ------------    ------------
             Loss from continuing operations
                before income taxes                 (42,689)        (19,869)        (42,896)

Income tax expense (benefit)                             46            (126)             87
                                               ------------    ------------    ------------
             Loss from continuing operations        (42,735)        (19,743)        (42,983)

Loss on disposal of discontinued
   operations, net of tax                              (403)           (498)            (56)
                                               ------------    ------------    ------------
        Net loss                                    (43,138)        (20,241)   $    (43,039)

Dividends on preferred stock                         (2,967)           (557)             --
                                               ------------    ------------    ------------

Loss allocable to common stockholders          $    (46,105)        (20,798)        (43,039)
                                               ============    ============    ============

Basic and diluted loss per share:
   Continuing operations                       $      (1.76)          (0.99)          (3.32)
   Discontinued operations                            (0.02)          (0.02)          (0.01)
     Net loss per share                        $      (1.78)          (1.01)          (3.33)
                                               ============    ============    ============

Weighted average number of common
shares outstanding (thousands)                       25,939          20,558          12,943
                                               ============    ============    ============

See accompanying notes to consolidated financial statements.

                 INTELECT COMMUNICATIONS, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                  Years ended December 31, 1998, 1997 and 1996
                    (Thousands of dollars, except share data)


                                           Preferred Stock
                                     -----------------------------                                           Accumulated   Total
                                        Series A       Series B        Common Stock    Additional               Other      Stock-
                                     --------------  -------------  ------------------  Paid-in    Retained Comprehensive  holders'
                                     Shares   Par    Shares   Par     Shares     Par    Capital    Earnings    Income      Equity
                                     ------  ------  ------  -----  ----------  ------ ---------- ---------- ----------   --------
Balances at December 31, 1995        $   --      --      --     --  11,385,117     114    11,673      13,753       --      25,540
   Comprehensive Income:
     Net loss                                                                                        (43,039)      --     (43,039)
     Change in unrealized gain
       on marketable securities                                                                                    18          18
                                                                                                                          -------
         Total                                                                                                            (43,021)
   Conversion of debentures              --      --      --     --   1,837,205      18    10,069          --       --      10,087
   Acquisition of IVC                    --      --      --     --     545,420       5     2,747          --       --       2,752
   Exercise of employee stock
     options                             --      --      --     --     530,000       5     1,012          --       --       1,017
   Exercise of warrants from
     acquisition of Savage
     Corporation                         --      --      --     --     360,000       4     1,076          --       --       1,080
   Settlement of subordinated
     debt and contingent
     purchase consideration of
     INT                                 --      --      --     --     169,986       2       848          --       --         850
   Purchase of other assets              --      --      --     --     100,000       1       374          --       --         375
   Employee compensation -
     IVC                                 --      --      --     --     100,000       1       499          --       --         500
   Allocation of proceeds to
     beneficial conversion features
     of convertible debentures           --      --      --     --          --      --     4,947          --       --       4,947
   Detachable warrants issued
     with convertible debentures         --      --      --     --          --      --     3,117          --       --       3,117
   Stock option compensation             --      --      --     --          --      --       487          --       --         487
                                     ------  ------  ------  -----  ----------  ------  --------  ----------   ------    --------

Balances at December 31, 1996        $   --      --      --     --  15,027,728     150    36,849     (29,286)      18       7,731
                                     ======  ======  ======  =====  ==========  ======  ========  ==========   ======    ========



See accompanying notes to consolidated financial statements


                                                                     (continued)

                 INTELECT COMMUNICATIONS, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                  Years ended December 31, 1998, 1997 and 1996
                    (Thousands of dollars, except share data)

                                     Preferred Stock
                               -----------------------------                                                 Accumulated     Total
                                     Series A        Series B         Common Stock     Additional               Other       Stock-
                               -----------------  ---------------  ------------------   Paid-in   Retained  Comprehensive   holders'
                                  Shares     Par   Shares    Par     Shares       Par    Capital  Earnings      Income       Equity
                               -----------  ----  --------  -----  -----------  ------  --------  --------  -------------   --------
Balances at
   December 31, 1996           $        --    --        --     --   15,027,728     150    36,849   (29,286)         18        7,731
Comprehensive Income
   Net loss                                                                                        (20,241)                 (20,241)
   Change in unrealized
     gain on marketable
     securities                                                                                                    (16)         (16)
                                                                                                                            -------
       Total                                                                                                                (20,257)
Private placements
   Preferred, Series A           2,482,005    25        --     --           --      --     4,886        --          --        4,911
   Preferred, Series B                  --    --   914,286      9           --             3,868        --          --        3,877
   Common                               --    --        --     --      696,400       7     3,323        --          --        3,330
Conversion of debentures                --    --        --     --    5,376,864      54    14,796        --          --       14,850
Conversion of notes
   payable                       2,482,006    25        --     --           --      --     4,975        --          --        5,000
Conversion of preferred
  stock                           (780,583)   (8)       --     --      780,583       8        --        --          --           --
Detachable warrants issued              --
   with notes                           --    --        --     --           --      --     1,661        --          --        1,661
Warrants issued for services            --    --        --     --           --      --       250        --          --          250
Exercise of warrants                    --    --        --     --      930,000       9     1,881        --          --        1,890
Exercise of employee stock
   options                              --    --        --     --      561,666       6     1,569        --                    1,575
Stock option compensation               --    --        --     --           --      --       354        --          --          354
Settlement of royalty
   agreement                            --    --        --     --      542,182       6       841        --          --          847
Interest expense paid
   with stock:
   Preferred, Series A              35,981    --        --     --           --      --        72        --          --           72
   Common                               --    --        --     --       11,407      --        58        --          --           58
Preferred dividends paid
   with stock                           --    --        --     --       28,148      --       296      (296)         --           --
Preferred dividends accrued
   Series A                             --    --        --     --           --      --       215      (215)         --           --
   Series B                             --    --        --     --           --      --        15       (15)
Amortization of beneficial
conversion features of
preferred stock, Series B               --    --        --     --           --      --        31       (31)         --           --
                               -----------  ----  --------  -----  -----------  ------  --------  --------      ------     -------

Balances at
   December 31, 1997           $ 4,219,409    42   914,286      9   23,954,978     240    75,940   (50,084)          2      26,149
                               ===========  ====  ========  =====  ===========  ======  ========  ========      ======     =======



See accompanying notes to consolidated financial statements

                                                                     (continued)

                 INTELECT COMMUNICATIONS, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                  Years ended December 31, 1998, 1997 and 1996
                    (Thousands of dollars, except share data)


                                                               Preferred Stock
                                  ------------------------------------------------------------------------
                                      Series A            Series B           Series C         Series D          Common Stock
                                  -----------------  ------------------   ----------------  ---------------  ------------------
                                    Shares     Par     Shares      Par    Shares     Par    Shares     Par     Shares     Par
                                  ----------  -----  ----------   -----   -------   ------  -------   -----  ----------  ------
Balances at December 31, 1997     $4,219,409     42     914,286       9        --       --       --      --  23,954,978     240
Comprehensive income:
   Net loss                               --     --          --      --        --       --       --      --          --      --
   Change in unrealized gain on
     Marketable securities                --     --          --      --        --       --       --      --          --      --

               Total                      --     --          --      --        --       --       --      --          --      --
Private placements:
   Series C Preferred                     --     --          --      --    10,000       --       --      --          --      --
   Series D Preferred                     --     --          --      --        --       --   10,000      --          --      --
   Common                                 --     --          --      --        --       --       --      --   1,000,000      10
Conversion of notes payable               --     --          --      --        --       --       --      --      10,600      --
Conversion of preferred stock             --     --    (914,286)     (9)   (8,157)      --   (1,750)     --   5,997,819      60
Warrants issued with notes                --     --          --      --        --       --       --      --          --      --
Warrants issued for services              --     --          --      --        --       --       --      --          --      --
Exercise of warrants                      --     --          --      --        --       --       --      --     600,000       6
Exercise of employee stock
   options                                --     --          --      --        --       --       --      --     226,458       2
Settlement of dispute                     --     --          --      --        --       --       --      --      18,000      --
Stock option compensation                 --     --          --      --        --       --       --      --          --      --
Preferred dividends paid
   with stock                             --     --          --      --        --       --       --      --     333,795       3
Preferred dividends accrued               --     --          --      --        --       --       --      --          --      --
Beneficial conversion features
   of preferred stock issued              --     --          --      --        --       --       --      --          --      --
Issue and subsequent acquisition
   of common stock                        --     --          --      --        --       --       --      --     191,435       2
                                  ----------  -----  ----------   -----   -------   ------  -------   -----  ----------  ------

Balances at December 31, 1998     $4,219,409     42          --      --     1,843       --    8,250      --  32,333,085     323
                                  ==========  =====  ==========   =====   =======   ======  =======   =====  ==========  ======

                                                          Accumu-
                                                          lated
                                     Addi-                other                         Total
                                    tional                compre-   Treasury Stock      Stock-
                                    Paid-in    Retained   hensive  ------------------   holders
                                    Capital    Earnings   Income    Shares     Cost     Equity
                                   --------   ----------  ------   ---------  -------  --------
Balances at December 31, 1997        75,940      (50,084)      2          --       --    26,149
Comprehensive income:
   Net loss                              --      (43,138)     --          --       --   (43,138)
   Change in unrealized gain on
     Marketable securities               --           --      (2)         --       --        (2)
                                                                                       --------
               Total                     --           --      --          --       --   (43,140)
Private placements:
   Series C Preferred                 9,117           --      --          --       --     9,117
   Series D Preferred                 9,444           --      --          --       --     9,444
   Common                               990           --      --          --       --     1,000
Conversion of notes payable              21           --      --          --       --        21
Conversion of preferred stock           (51)          --      --          --       --        --
Warrants issued with notes            2,980           --      --          --       --     2,980
Warrants issued for services            155           --      --          --       --       155
Exercise of warrants                  1,194           --      --          --       --     1,200
Exercise of employee stock
   options                              396           --      --          --       --       398
Settlement of dispute                   101           --      --          --       --       101
Stock option compensation               105           --      --          --       --       105
Preferred dividends paid
   with stock                         1,306       (1,309)     --          --       --        --
Preferred dividends accrued           1,040       (1,040)     --          --       --        --
Beneficial conversion features
   of preferred stock issued            618         (618)     --          --       --        --
Issue and subsequent acquisition
   of common stock                    1,097           --      --     191,435   (1,097)        2
                                   --------   ----------   -----   ---------  -------  --------

Balances at December 31, 1998       104,453      (96,189)     --     191,435   (1,097)    7,532
                                   ========   ==========   =====   =========  =======  ========

See accompanying notes to consolidated financial statements

                 INTELECT COMMUNICATIONS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Years ended December 31, 1998, 1997 and 1996
                             (Thousands of dollars)

                                                                    Years ended December 31,
                                                              ----------------------------------
                                                                1998         1997         1996
                                                              --------     --------     --------
Cash flows from operating activities:
   Net loss                                                   $(43,138)     (20,241)     (43,039)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
        Depreciation and amortization                            4,357        3,412        3,581
        Amortization of loan discount                            3,242        1,920        9,105
        Asset writedowns                                        10,628           --        6,033
        Loss on disposal of discontinued
           operations                                              403          498           56
        Stock option compensation                                  100          354          487
        Noncash operating expenses (income)                       (217)         191          500
        Other                                                      285         (143)          43
        Change in operating assets and liabilities, net of
          effects of acquired companies:
             Accounts receivable                                 4,597      (13,242)        (898)
             Inventories                                          (565)      (3,311)        (350)
             Other assets                                          599         (165)         (95)
             Accounts payable and accrued liabilities           (3,220)       5,875        1,603
             Net liabilities of discontinued operations             --           --          (76)
                                                              --------     --------     --------
               Net cash used in operating activities           (22,929)     (24,852)     (23,050)
                                                              --------     --------     --------

Cash flows from investing activities:
   Payments for disposal of discontinued operations               (403)        (498)         (56)
   Purchase of other intangible assets                             (69)         (94)      (1,075)
   Capital expenditures                                         (2,035)      (2,993)      (3,660)
   Purchase of marketable securities                                --         (103)        (836)
   Purchase of other assets                                         --         (338)        (110)
   Software development costs                                   (1,898)      (1,317)      (1,395)
   Proceeds from sale of fixed assets                               --           --          200
   Proceeds from sale of marketable securities                     261           --           --
   Payment for acquisition of DNA, net of cash
        acquired                                                    --                    (3,009)
   Loan to IVC, prior to acquisition                                --           --         (700)
   Payment for acquisition of IVC, net of cash
        acquired                                                    --           --         (668)
                                                              --------     --------     --------
               Net cash used in investing activities            (4,144)      (5,343)     (11,309)
                                                              --------     --------     --------

See accompanying notes to consolidated financial statements


                                                                     (Continued)

                 INTELECT COMMUNICATIONS, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (continued)
                  Years ended December 31, 1998, 1997 and 1996
                             (Thousands of dollars)

                                                               Years ended December 31,
                                                         ----------------------------------
                                                           1998         1997         1996
                                                         --------     --------     --------
Cash flows from financing activities:
   Proceeds from issuance of convertible
      Debentures                                         $     --           --       25,000
   Proceeds from issuance of notes payable                 19,657       14,910           --
   Debt issuance costs                                       (155)        (255)      (1,623)
   Principal payments on notes payable                    (12,557)        (200)        (880)
   Principal payments under capital lease obligations         (25)         (76)        (311)
   Principal payments on long-term debt                    (2,274)      (2,473)        (100)
   Proceeds from issuance of preferred shares              18,815        8,789           --
   Proceeds from issuance of common shares                  1,000        3,266           --
   Proceeds from exercise of common stock warrants          1,200        1,890        1,080
   Proceeds from exercise of employee stock options           309        1,575        1,017
                                                         --------     --------     --------
               Net cash provided by financing
                      activities                           25,970       27,426       24,183
                                                         --------     --------     --------

Net (decrease) in cash and cash
   equivalents                                             (1,103)      (2,769)     (10,176)
Cash and cash equivalents, beginning of year                2,094        4,863       15,039
                                                         ========     ========     ========
Cash and cash equivalents, end of year                   $    991        2,094        4,863
                                                         ========     ========     ========


See accompanying notes to consolidated financial statements.

                 INTELECT COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(1)    Description of Business

       Intelect Communications, Inc. (the "Company") was incorporated in Delaware on May 23, 1995, and is the successor company of a reorganization, effective December 4, 1997, whereby the Company became a
       U. S. domiciled public company. The previous public company, Intelect Communications Systems Limited ("Intelect (Bermuda)"), a Bermuda company, became a subsidiary of Intelect Communications, Inc. Intelect (Bermuda) had operated under the name of Coastal International, Ltd. until September 1985 and as Challenger International, Ltd. until December 1995. The Company operates in one industry segment and is an international communications technology and products company that designs, develops, manufactures, markets, and sells products and services for the integration of voice, data, and video networks. The Company's products include a multi-service access platform for fiber optic networks, digital signal processing system components, video communications equipment, and telecommunications system design and development services.

       Former subsidiaries of the Company were engaged in information security product sales and services (from 1995 to 1997), in the manufacture and marketing of sporting arms (from 1989 to 1995), and in various energy related activities (from 1981 to 1988). These subsidiaries were sold or liquidated before December 31, 1997.

       The Company has incurred significant operating losses and negative cash flows from operations in 1998, 1997 and 1996. The cash flows were funded by proceeds from borrowings under credit facilities and sales of preferred stock and common stock in 1998 and 1997 and by proceeds from issuance of convertible debentures in 1996. The Company expects operating losses and negative operating cash flow to continue at least through mid-year 1999. It is uncertain when, if ever, the Company will report operating income or positive cash flow from operations.

       Considering the available financial resources, current business prospects, the outlook for cash available from customer collections, the outlook for cash to be used in operations and investing, and actions to control spending, the Company believes it has or can obtain the financial resources to meet its business requirements for the balance of the current year. There can be no assurance, however, that the assumptions and projections underlying or supporting this outlook will be realized. If cash needs exceed available resources, there also can be no assurance that additional capital will be available through public or private equity or debt financings. The financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result from the unfavorable outcome of such an uncertainty.

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

       (b)    Fair Value of Financial Instruments

              Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments for which it is practicable to estimate fair value. For purposes of the disclosure requirements, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying values of cash, accounts receivable, marketable securities, notes payable and accounts payable are reasonable estimates of their fair value due to the short-term maturity of underlying financial instruments. It was not practical to estimate the fair value of the Company's long-term debt because quoted market prices do not exist and comparable securities were not available.

       (c)    Revenue and Expense Recognition

              Revenue from product sales is recognized upon shipment of products. Reserves for estimated sales returns and allowances are recorded in the same accounting period as the related revenues.

              Revenue from engineering services is recognized as the services are provided to the customers.

              Contracts that are expected to be completed within one year are generally considered short-term contracts and revenue is recognized upon shipment to the customer. Revenue on longer-term contracts is generally recognized using the percentage-of-completion method. Under the percentage-of-completion method, revenue recognition is measured by the proportion of the contract costs incurred to date to estimated total costs for each contract. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools and repair costs. General, administrative and engineering and development costs are charged to expense as incurred. Changes in estimated profit on contracts are recognized in the period in which the revisions are determined. Provisions for estimated losses on uncompleted contracts are charged to earnings in the period in which such losses first become apparent.

       (d)    Inventories

              Inventories consist of raw materials, work in progress and finished goods, and are stated at the lower of cost (determined on a first-in, first-out basis) or market.

       (e)    Property and Equipment

              Property and equipment are stated at cost. Equipment under capital leases is stated at the present value of minimum lease payments.

              Depreciation on equipment is calculated on the straight-line method over the estimated useful lives of the assets. Equipment held under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the assets and included in depreciation expense. The estimated useful lives are as follows:

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

       (f)    Deferred Financing Costs

              Deferred financing costs in connection with the issuance of debt are amortized to interest expense using the effective interest method over the term of the related debt instrument (note 8). A portion of the proceeds from the issuance of convertible debt securities with beneficial conversion features and/or detachable stock purchase warrants is recognized as additional paid-in capital and as a discount to its related debt instrument and amortized to interest expense ratably from the date of issuance to the date the related debt first becomes convertible. Other costs in connection with the issuance of the same securities are also deferred and amortized in the same manner.

       (g)    Engineering and Development and Software Development Costs

              Engineering and development costs are expensed as incurred. Capitalization of software development costs commences upon the establishment of technological feasibility and ceases when the product is generally available for sale. Both the establishment of technological feasibility and the ongoing assessment of recoverability of capitalized development costs involve judgments by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and possible developments in software and hardware technologies. In 1996, the Company determined that technological feasibility and future revenue potential had been established for the SONETLYNX product line. In 1997, the Company's LANscape product line achieved technological feasibility and future revenue potential was established. During the years ended December 31, 1998, 1997 and 1996, the Company capitalized $1,987,735,
              $1,317,000 and $1,395,000 of software development costs and charged operations for $1,083,424, $477,000 and $6,000 of amortization, respectively. Amortization prior to 1998 is based on estimated product revenues over the next five years or straight line, whichever is greater. After 1997, amortization is based on the greater of product revenues or two years.

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

       (h)    Earnings (Loss) Per Common Share

              In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." SFAS 128 established standards for computing and presenting earnings per share (EPS) and is effective for financial statements issued for periods ending after December 15, 1997. This statement requires presentation of basic and dilutive EPS. Basic EPS excludes the effect of common stock equivalents while diluted EPS gives effect to all dilutive potential common shares outstanding during the period.

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

       (j)    Income Taxes

              The Company accounts for income taxes under the liability method as required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and income tax bases of assets and liabilities and are measured using the enacted tax rates and laws expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       (k)    Cash and Cash Equivalents

              For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash held in banks and time deposits having maturities within three months of the date of purchase by the Company.

       (l)    Goodwill

              Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over 10 to 15 years. Accumulated amortization at December 31, 1998 and 1997 was $4,076,000 and $2,951,000, respectively.

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

              During the year ended December 31, 1998, the Company charged $6,888,000 to operations for the writedown of goodwill in connection with the 1995 acquisition of Intelect Network Technology Company (INT) (See note 6(a)). The goodwill was considered impaired due to the loss of three significant bids for air traffic control (ATC) projects, the absence of any significant future prospects for the ATC products of INT, and the industry trend toward consolidation, all combining to diminish the outlook for the ATC business.

              During the year ended December 31, 1996, the Company charged $4,175,000 to operations for the writedown of goodwill in connection with the 1996 acquisition of Intelect Visual Communications Corp. (see note 6(d)). The goodwill was considered impaired due to design flaws in the products acquired, which required design changes and enhancements and delayed market introduction. In addition, due to the liquidation of IEL, as described in note 6(b), goodwill of $740,000 associated with the 1995 acquisition of IEL was charged to 1996 operations.

              The aforementioned writedowns were measured in accordance with the policy described above. At December 31, 1998, the Company believes that no significant impairment of the remaining goodwill has occurred and that no reduction of the estimated useful lives is warranted.

       (m)    Other Intangible Assets

              Other intangible assets consist of a software license from a vendor (1996 only) and purchased product technology (note 7). Product technology assets are being amortized by the straight-line method over periods ranging from three to five years.

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

       (o)    Warranty Reserve

              The Company accrues a reserve for warranty expense based on estimated future costs of startup and first year operations at customer sites.

       (p)    Reclassification

              Certain prior period balances have been reclassified to conform to the current year presentation.

(3)    Investments

       Equity securities are considered available-for-sale and are stated at fair value. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of shareholders' equity until realized. Realized gains and losses from the sale of such securities are determined on a specific identification basis. Holdings of equity securities were sold in 1998. Certificates of deposit are interest-bearing and are pledged in the course of contractual performance and for the purpose of obtaining operating leases. A summary of such securities follows:

                                                                      December 31,
                                  -------------------------------------------------------------------------------------
                                                    1998                                       1997
                                  -----------------------------------------  ------------------------------------------
                                                   Gross                                       Gross
                                                 unrealized                                  unrealized
                                                  holding         Fair                        holding         Fair
                                     Cost          gains          value          Cost          gains          value
                                  ------------  -------------  ------------  -------------  -------------  ------------
        Equity securities         $          -              -             -             52              2            54
        Certificates
          of deposit                       681              -           681            888              -           888
                                  ------------  -------------  ------------  -------------  -------------  ------------
                Total             $        681              -           681            940              2           942
                                  ============  =============  ============  =============  =============  ============

(4)    Inventories

       The components of inventories are as follows:

                                           December 31,
                                   -----------------------------
                                       1998             1997
                                   ------------     ------------
Raw materials                      $      5,038            5,209
Work in progress                            888              630
Finished goods                            3,472            2,050
                                   ------------     ------------
                                          9,398            7,889
Less allowance for obsolescence          (2,544)          (1,600)
                                   ------------     ------------
                     Total         $      6,854            6,289
                                   ============     ============

(5)    Property and Equipment

       Property and equipment are summarized as follows:

                                                         December 31,
                                                 -----------------------------
                                                     1998             1997
                                                 ------------     ------------
Machinery and equipment                          $      6,826            3,883
Computer equipment and software                         2,386            3,026
Furniture and fixtures                                    763            1,138
Leasehold improvement                                     343              223
                                                 ------------     ------------
                                                       10,318            8,270
Less:
    Accumulated depreciation and amortization          (3,932)          (2,229)
                                                 ------------     ------------
                 Total                           $      6,386            6,041
                                                 ============     ============

(6)    Acquisitions

       During 1995, the Company purchased Intelect Network Technologies Company ("INT") and Intelect Europe Limited ("IEL"). During 1996, the Company purchased DNA Enterprises, Inc. ("DNA") and Intelect Visual Communications Corp. ("IVC"). A summary of these acquisitions is as follows:

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

              The first step of the acquisition of INT involved the purchase of a minority interest (16%) for cash. The Company's equity in the earnings of INT prior to acquisition of the remaining 84%, the second step, amounted to a loss of $280,000 and equity in the extraordinary gain arising from the restructuring of certain notes payable of $646,000, which were stated separately in the 1995 Consolidated Statements of Operations.

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

              In December 1996, management made the decision to close the operations of IEL, which was subsequently placed in voluntary liquidation. The liquidation represented a disposal of a part of a line of business. Asset impairments were recorded and estimated liabilities to be incurred as a result of the liquidation were accrued, resulting in a charge to expense of $1,807,000 in 1996, including a writedown of $740,000 of unamortized goodwill.

       (c)    DNA Enterprises, Inc.

              On February 13, 1996, the Company acquired 100% of the capital stock of DNA for $8,000,000, plus costs, payable as follows:

              (i)    $3,000,000 cash at closing.

              (ii)   $1,000,000 cash on the first anniversary of closing.

              (iii)  $400,000 cash on the second anniversary of closing.

              (iv) Warrants to purchase 300,000 common shares at $5.00 per share on the first anniversary of closing.

              (v) Warrants to purchase 300,000 common shares at $7.00 per share on the second anniversary of closing.

              The Company agreed to redeem the $5.00 warrants at prices of $5.00, $5.50 and $6.00 per warrant share on the first, second, and third anniversaries of closing, respectively, and redeem the $7.00 warrants at prices of $5.50 and $6.00 per warrant share on the second and third anniversaries of closing, respectively, in each such case at the option of the warrant holders. The warrants were classified similar to redeemable preferred stock and included in long-term debt at their highest redemption price, totaling $3,600,000 at December 31, 1996 (note 9).

              The Company is renegotiating terms of payment of its redemption obligations (notes 9 and 23). On the first and second anniversaries, the warrant holders elected to redeem all 300,000 common share warrants available on each date.

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

       All acquisitions have been accounted for by the purchase method of accounting and, accordingly, the purchase prices have been allocated to the assets acquired and the liabilities assumed based on the estimated fair values at the dates of acquisition. The excess of purchase price over the estimated fair values of the net assets acquired has been recorded as goodwill, which is being amortized over 10 years for DNA. As discussed in note 2, all goodwill in connection with the acquisition of INT was written off in 1998, and in connection with the acquisitions of IVC and IEL was written off in 1996.

       The estimated fair values of assets acquired and liabilities assumed on the respective transaction dates are summarized as follows:

                                   DNA        IVC          INT         IEL
                                 -------     -------     -------     -------
Cash                             $     3          27          40          --
Accounts receivable                  621          19         454         388
Inventory                             --         245       2,683         278
Property and equipment               502          81         700         492
Goodwill                           7,280       4,514       8,260         812
Accounts payable and accruals       (166)       (123)     (4,721)     (1,293)
Deferred taxes                      (228)         --          --          --
Debt                                  --         (16)     (6,530)       (286)
                                 -------     -------     -------     -------
                                 $ 8,012       4,747         886         391
                                 -------     -------     -------     -------

       Purchase prices include legal and other costs associated with the acquisitions.

       Operating results of the acquisitions are included in the Company's consolidated results of operations from the effective dates of the acquisitions. The following unaudited pro-forma summary presents the consolidated results of operations as if the acquisitions of DNA and IVC had occurred at January 1, 1996 after giving effect to certain adjustments, including amortization of goodwill, additional interest expense on the acquisition debt and related income tax effects. These pro-forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been made as of those dates or of results which may occur in the future:

                                  Year ended
                               December 31, 1996
                               -----------------
Net revenues                       $ 10,320
                                   ========
Loss from continuing operations    $(43,251)
                                   ========
Net loss per common share          $  (3.34)
                                   ========

(7)    Other Intangible Assets

       Other intangible assets are summarized as follows:

                                                     December 31,
                                            -----------------------------
                                                1998             1997
                                            ------------     ------------
Investment in technology associated with
    SONETLYNX products (note 14)            $      1,407            1,407
Other intellectual property                          230              159
                                            ------------     ------------
                                                   1,637            1,566
Less accumulated amortization                       (721)            (398)
                                            ------------     ------------
                                            $        916            1,168
                                            ============     ============

(8)    Notes Payable

       In August 1997, the Company executed an amended and restated loan agreement with The Coastal Corporation Second Pension Trust (the "Coastal Trust") providing for borrowing, on a revolving credit basis, of up to $5,000,000 and $3,000,000 was advanced in 1997. The balance was paid in connection with the revision to the Credit Facility (note 9) in May 1998. The balance due at December 31, 1997 was $2,598,000.

       The note payable with a carrying value of $5,824,000 at December 31, 1997 was refinanced by the Credit Facility described in note 9.

       In November 1998, the Company executed with the Coastal Trust a credit agreement for $750,000 secured primarily by inventory (the "Inventory Loan").

       Notes payable at December 31, 1998, are as follows:

           Inventory Loan with the Coastal Trust, due in $250,000 amounts each of March 1, April 1 and May 1, 1999, including interest at the rate of 3.5% over prime (10.5% at December 31, 1998) secured by inventory and a second lien on all outstanding shares of the
              Company's wholly owned U.S. subsidiaries
                                                                                         $          750

           Unsecured demand promissory notes, bearing interest at 3% over prime (10% at
              December 31, 1998), payable to a group of individuals, including $233,000 to directors and $90,000 to employees of the Company, convertible at any time by the holders into common stock at a price of $2.00 per share
              (balance
              December 31, 1997, $710,000)                                                          423
                                                                                         --------------
                                                                Total                    $        1,173
                                                                                         --------------

(9)    Long-term Debt

       In February 1998, the Company executed a revolving credit agreement with a private lender (the "Credit Facility") under which $3,000,000 was borrowed and warrants to purchase 450,000 shares of common stock were issued. The agreement was revised in April 1998, refinancing the existing borrowing of $3,000,000 and adding $7,000,000 to the Facility in exchange for warrants to purchase 1,050,000 shares of common stock. In February 1999, the due date was extended to March 12, 2000, in exchange for an additional 535,000 warrant shares. The balance due at December 31, 1997 on a refinanced facility with affiliates of the private lender, was $5,824,000.

       In September 1998, the Company executed with the Coastal Trust a revolving credit agreement for up to $5,000,000 secured primarily by accounts receivable (the "Receivables Loan").

       Components of long-term debt are as follows:

                                                                                             December 31,
                                                                                   -------------------------------
                                                                                       1998              1997
                                                                                   --------------  ---------------
           Credit Facility with a private lender, due February 12, 2000,
               Including interest at the fixed rate of 7%, secured by all
               Outstanding shares of the Company's wholly owned U.S.
               Subsidiaries (less unamortized discount of $388,000)                $      9,612               --

           Receivables Loan with the Coastal Trust, due February 12, 2000, including interest at the rate of 3.5% over prime (10.5% at
               December 31, 1998) secured by accounts receivable and a second lien on all outstanding shares
               of the Company's wholly owned U.S. subsidiaries                            5,000               --

           Repurchase agreements for common stock warrants held by former shareholders of DNA, payable in two installments: (1) $1,500,000 in February 1997, renegotiated and paid in monthly installments of $200,000, including interest at 6%, through December 1997, and
               (2) $2,100,000 in February 1998, renegotiated and paid in monthly installments of $150,000 including interest at 14.38% through
               December 1998. Balance at December 31, 1998 represents the balance due on three unpaid installments with interest, penalty
               and fees (note 6(c))                                                         440            2,100

           Partial purchase price of DNA, payable in two installments -
               $1,000,000 in February 1997 and $400,000 in February 1998,
               renegotiated into notes payable in monthly installments of
               $100,000, including interest of 6% through December 1997, and 8%
               after February 1998, through May 1998 (note 6(c))                             --              427
                                                                                   ------------      -----------
                                                                                         15,052            2,527
           Less current installments                                                       (440)          (2,527)
                                                                                   ------------      -----------
           Long-term, due in 2000                                                  $     14,612               --
                                                                                   ============      ===========

       The Credit Facility prohibits additional debt, payment of dividends except on preferred stock, and encumbering any assets of the operating subsidiaries. The Credit Facility requires no payment of principal or interest until maturity. The outstanding balance is convertible into common stock at $9.082 per share, subject to anti-dilution adjustment, at the election of the lender. Financing costs in connection with the issuance of the Credit Facility were $3,053,000, including $2,980,000 in fair value of warrants to purchase 1,500,000 shares of common stock, valued using the Black-Scholes model, and $73,000 in cash. In 1998, amortization of financing costs, using the effective interest method over the loan period, was $2,665,000.

       The Receivables Loan and the Inventory Loan prohibit additional debt, liens on property, dividends or distributions on capital stock (except dividends on preferred stock payable in common stock). Advances under the Receivables Loan are limited to 80% of "eligible accounts" as defined.

(10)   Convertible Debentures

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

       Financing costs incurred in 1996 in connection with the issuance of debentures were $9,687,000, including $4,947,000 allocated to beneficial conversion features, $3,117,000 in the fair value of warrants to purchase 420,063 shares of common stock (note 14), valued using the Black-Scholes model, and $1,623,000 in cash. Interest expense included $582,000 and $9,105,000 in 1997 and 1996, respectively.

  (11)   Lease Commitments

       The Company is obligated under various capital equipment leases that expire during the next two years. The gross amounts of equipment and vehicles and related accumulated amortization recorded under capital leases were as follows:

                                                                          December 31,
                                                                ----------------------------------
                                                                    1998                  1997
                                                                ------------           -----------
          Equipment                                             $        257                   257
          Less accumulated amortization                                 (118)                  (69)
                                                                ------------           -----------
                                                                $        139                   188
                                                                ============           ===========

       The Company leases office space and certain equipment under leases expiring at various dates through 2004. Rental expense under operating leases was approximately$1,607,000, $1,528,000 and $1,032,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

       Future minimum commitments as of December 31, 1998 under capital and operating leases are as follows:

                                                                   Capital               Operating
           Years ending December 31,                               Leases                 Leases
                                                                ------------           -----------
           1999                                                 $         42                 1,494
           2000                                                           17                   772
           2001                                                           --                   693
           2002                                                           --                   538
           2003                                                           --                   434
           2004 and thereafter                                            --                5  135
                                                                ------------           -----------
               Total minimum lease payments                     $         59               5,4,066
                                                                ============           ===========


       Imputed interest included in future minimum commitments on capital leases is not material.

(12)   Employee Benefit Plans

       The Company sponsors defined contribution 401(k) plans for substantially all employees. Pursuant to the plans, employees may request the Company to deduct and contribute amounts from their salary on a pre-tax basis. Employee contributions are subject to certain limitations and the Company may make matching contributions, at its discretion. The Company may also make discretionary contributions in addition to matching contributions. Company contributions vest ratably over periods of four to five years, beginning in the second or first year of employment, respectively. Company contributions to the plans were $460,000, $345,000 and $459,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

 (13)  Income Taxes

       Total income tax expense was allocated as follows:

                                                                      Years ended December 31,
                                                           -----------------------------------------------
                                                               1998             1997             1996
                                                           -------------    -------------    -------------
         Loss from continuing operations                   $          46             (126)             87
         Goodwill, for initial recognition
            of acquired tax liabilities                               --               --             228
                                                           -------------    -------------    -------------
                                                           $          46             (126)            315
                                                           =============    =============    =============

       Significant components of the provision for income taxes attributable to continuing operations for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                          1998           1997           1996
                                       ----------     ----------     ----------
         Current
            Federal                    $       --             --             --
            State                              94             51             --
                                       ----------     ----------     ----------
                   Total current               94             51             --
                                       ----------     ----------     ----------
         Deferred:
            Federal                           (48)          (171)            84
            State                              --             (6)             3
                                       ----------     ----------     ----------
                   Total deferred             (48)          (177)            87
                                       ----------     ----------     ----------
         Total current and deferred    $       46           (126)            87
                                       ==========     ==========     ==========

       The difference between the actual income tax benefit and the benefit computed by applying the statutory corporate income tax rate of 34% to pretax losses from continuing operations is attributable to the following:

Years ended December 31,
                                              ----------------------------------------------
                                                   1998             1997             1996
                                              ------------     ------------     ------------
         Computed expected tax benefit        $    (14,667)          (6,755)         (14,585)
            Increase in net operating loss
            carryforwards not providing
            current benefit                         11,349            5,394            7,530
         Permanent items                               315              407            1,776
         Writeoff of goodwill                        2,494               --               --
         Tax effect of loss not subject to
            U.S. taxation                               --              856            4,517
         Other                                         555              (28)             849
                                              ------------     ------------     ------------
                    Tax expense (benefit)     $         46             (126)              87
                                              ============     ============     ============

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are as follows:

                                                                  December 31,
                                                          -----------------------------
                                                              1998             1997
                                                          ------------     ------------
Deferred tax assets:
    Preacquisition net operating loss carryforwards       $      4,831            4,831
    Postacquisition net operating loss carryforwards            25,505           14,156
    Inventories - due to reserves and additional costs
      capitalized for tax                                          866              544
    Accrued contract completion costs                               34               34
    Goodwill                                                        --               71
    License fees and intellectual property                          11               11
    Other expenses                                                 887              836
    Alternative minimum tax and other credit
      Carryforwards                                                298              298
                                                          ------------     ------------
                                                                32,432           20,781
Gross deferred tax assets
    Less valuation allowance                                   (32,432)         (20,781)
                                                          ------------     ------------

Deferred tax assets                                                 --               --
                                                          ============     ============
Deferred tax liabilities:                                 $         89              137
                                                          ============     ============

       At December 31, 1998, the Company had federal net operating loss carryforwards of approximately $89,225,000 and tax credit carryforwards of $298,000. The future utilization of $14,210,000 of the preacquisition net operating losses and the credit carryforwards related to the acquisition of INT and IVC will be limited under Internal Revenue Code Sections 382 and 383. The tax benefits from the utilization of the preacquisition operating loss carryforwards and the tax credits will be credited to goodwill when realized.

       Following is a summary of the carryforwards and the expiration dates as of December 31, 1998:

                                                                                                   Expiration
                                                                                Amounts               Dates
                                                                            ----------------    ----------------
         Postacquisition net operating loss carryforwards                       $75,015             2012-2018
         Preacquisition net operating loss carryforwards                         14,210             2008-2009
         Alternative minimum tax credit                                              38                 -
         General business credit                                                    260             1999-2000

       In 1996, Intelect (Bermuda) was not subject to income tax in Bermuda and did not consider itself to be engaged in trade or business in the U.S. As such, Intelect (Bermuda) does not expect to be subject to direct United States taxation.

 (14)  Stockholders' Equity

       Authorized share capital of $0.01 par value was as follows:

                                                                              December 31,
                                                                 ---------------------------------------
                                                                       1998                  1997
                                                                 -----------------     -----------------
          Preferred Stock                                             50,000,000            50,000,000
          Common Stock                                                50,000,000            50,000,000

       Share transactions during the year ended December 31, 1998, were as follows:

       a. Authorized 12,500 and sold 10,000 shares of Series C convertible preferred stock for $10,000,000 in a private placement, resulting in net proceeds of $9,117,000 after issuance costs of $883,000. A premium accrues at 4% annually and is payable upon conversion in cash or common stock at the option of the Company. Shares may be redeemed at $1,100 per share plus 110% of accrued dividends. The preferred stock, plus accrued premium, may be converted after May 10, 1998 to common stock at a price which is the lower of $9.082 or 97% of the average of the three lowest closing bid prices for the ten trading days preceding a notice of conversion. Effective March 5, 1999, the variable conversion price is 83.5% of the average of the two lowest closing bid prices for the 40 trading days prior to the date of conversion.

       b. Authorized and sold an aggregate of 10,000 shares of Series D convertible preferred stock for $10,000,000 in two separate private placements, resulting in net proceeds of $9,444,000 after issuance costs of $556,000. A premium accrues at 4% annually and is payable in cash or common stock at the option of the Company. Shares may be redeemed at $1,100 per share plus 110% of accrued premium. The preferred stock, plus accrued premium, may be converted to common stock at a price which is the lower of $2.998 or 97% of the average of the three lowest closing bid prices for the ten trading days preceding a notice of conversion. The conversion right was available June 8, 1998 for the first placement of 5,000 shares and September 24, 1998 for the second 5,000 shares. Effective March 5, 1999, the variable conversion price is 83.5% of the average of the two lowest closing bid prices for the 40 trading days prior to the date of conversion.

       c. Sold 1,000,000 shares of common stock in private placements at $1.00 per share, to accredited investors.

       d. Issued 1,325,339 shares of common stock upon conversion of Series B preferred stock. Issued 4,006,532 shares of common stock upon conversion of Series C convertible preferred stock. Issued 784,184 shares of common stock upon conversion of Series D convertible preferred stock.

       e. Issued 600,000 shares of common stock upon exercise of warrants at $2.00 per share by an assignee of St. James Capital Corp., LP.

       f. Issued 226,458 shares of common stock upon exercise of employee stock options.

       g. Issued 333,795 shares of common stock in payment for $1,309,000 of dividends on preferred stock.

       h. Issued 18,000 shares of common stock in partial settlement of an employment dispute with a seller of Mosaic Information Technologies.

       i. Issued 10,600 shares of common stock upon the partial conversion of a promissory note held by a former employee.

       j.     Issued warrants exercisable for common stock as follows:

                                                 Warrant        Exercise
                    Grant Date                   Shares           Price                   Exercise Period
        ------------------------------------  --------------   ------------   ----------------------------------------
        February 12, 1998*                           450,000       7.50       February 1998 - February 2001
        (*)Replaced with warrant for 300,000 shares on April 2, 1998

        April 2, 1998**                              300,000       7.50       April 1998 - February 2001

        April 2, 1998**                            1,200,000       7.50       April 1998 - February 2001
        (**) Repriced to $2.998 by its terms on November 10, 1998. Pursuant to anti-dilution provisions in the warrant, holders have the right to acquire an aggregate of 3,753,000 shares. Holders of such warrants have claimed they may be entitled to additional antidilution protection due to sales of common stock below the warrant exercise price.

        May 20, 1998                                  33,036     10.292       May 1998 - May 2003

        June 20, 1998***                              30,000       5.00       June 1998 - April 2005
        (***) Replaced on September 1, 1998
        September 1, 1998                             30,000       2.00       September 1998 - April 2005

        September 1, 1998****                        200,000       2.00       September 1998 - December 2002
        (****) Replacing warrants issued May 1, 1997, 100,000 at $5.00 and 100,000 at $7.00

        December 2, 1998                             300,000       1.50       February 1999 - March 2002
        December 2, 1998                             300,000       1.50       February 1999 - March 2002
        December 22, 1998                            150,000       2.998      February 1999 - December 2003
        December 22, 1998                            150,000       2.998      February 1999 - December 2003

       The fair value of warrants issued was determined using the Black-Scholes option pricing model with the following assumptions:

                                   Stock Price    Exercise     Term (years)                  Interest
                 Issue                              Price                     Volatility       Rate         Fair Value
       --------------------------  ------------  ------------  -------------  ------------  ------------  ---------------
       Credit facility with private lender:
       February 12, 1998           7.0125            7.50          1.00           75%          5.6%       $    909,172
       April 2, 1998               6.9375            7.50          1.00           75%          5.6%          2,071,195
                                                                                                          ------------
                                                                                            Total         $  2,980,367
                                                                                                          ------------

       Advisory services agreement:
       September 1, 1998           2.2188            2.00          1.00           75%          5.6%            155,408

       Equity placement services:
       May 20, 1998                Not valued because services were for placement of equity.
       June 20, 1998               Not valued because services were for placement of equity.
       December 2, 1998            Not valued because services were for placement of equity.
       December 22, 1998           Not valued because services were for placement of equity.

       At December 31, 1998, outstanding warrants were as follows:

                                               Warrant         Exercise
                     Grant Date                 Shares           Price              Exercise Period
                     ----------                -------           -----              ---------------
              June 7, 1996                     125,000           13.1875        June 1996 - June 2001
              August 8, 1996                    70,063            8.56375       August 1996 - August 2001
              September 9, 1996                125,000            9.5625        September 1996 - September 2001
              October 5, 1996                  225,000            7.50          October 1996 - October 2001
              May 1, 1997                      100,000            3.00          January 1998 - December 2002
              May 8, 1997                       50,000            2.00          May 1997 - May 2002
              June 19, 1997                      6,750*`          3.6313        June 1997 - June 2001
              July 25, 1997                      6,750*           3.6313        July 1997 - June 2001
              August 15, 1997                    6,750*           3.6313        August 1997 - June 2001
              August 27, 1997                  450,000            6.00          August 1997 - August 2002
              August 29, 1997                    6,750*           3.6313        August 1997 - June 2001
              September 17, 1997                13,500*           3.6313        September 1997 - June 2001
              April 2, 1998                    300,000**          2.998         April 1998 - February 2001
              April 2, 1998                  1,200,000**          2.998         April 1998 - February 2001
              May 20, 1008                      33,036           10.292         May 1998 - May 2002
              September 1, 1998                 30,000            2.00          September 1998 - April 2005
              September 1, 1998                200,000            2.00          September 1998 - December 2002
              December 2, 1998                 300,000            1.50          February 1999 - March 2002
              December 2, 1998                 300,000            2.50          February 1999 - March 2002
              December 22, 1998                150,000            2.998         February 1999 - December 2003
              December 22, 1998                150,000            2.998         February 1999 - December 2003
                         Total               3,848,599

       *Surrendered February 19, 1999 in connection with payment of receivables.

       **See  comment above regarding antidilution effects.

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

i. Issued warrants exercisable for common shares as follows:

                                               Warrant         Exercise
                     Grant Date                 Shares           Price             Exercise Period
                     ----------                -------           -----             ---------------
              February 26, 1997(*)             300,000           $5.00          February 1997 - February 2002
              March 27, 1997(*)                300,000            3.25          March 1997 - March 2002
              April 24, 1997(*)                150,000            3.25          April 1997 - April 2002
              May 1, 1997                      100,000            3.00          January 1998 - December 2002
              May 1, 1997                      100,000            5.00          January 1998 - December 2002
              May 1, 1997                      100,000            7.00          January 1998 - December 2002
              May 8, 1997                      300,000            2.00          May 1997 - February 2002
              May 8, 1997                      300,000            2.00          May 1997 - March 2002
              May 8, 1997                      150,000            2.00          May 1997 - April 2002
              May 8, 1997                       50,000            2.00          May 1997 - May 2002
              May 8, 1997                      750,000            2.00          May 1997 - May 2002
              June 19, 1997                      6,750            3.6313        June 1997 - June 2004
              July 2,1997                       30,000            4.50          August 1997 - December 2001
              July 25, 1997                      6,750            3.6313        July 1997 - June 2004
              August 15, 1997                    6,750            3.6313        August 1997 - June 2004
              August 27, 1997                  450,000            6.00          August 1997 - August 2002
              August 29, 1997                    6,750            3.6313        August 1997 - June 2004
              September 17, 1997                13,500            3.6313        September 1997 - June 2004
                   (*)  Replaced on May 8, 1997.

       The fair value of warrants issued was determined using the Black-Scholes option pricing model with the following assumptions:

                                            Stock     Exercise    Term                    Interest        Fair
              Issue                         Price       Price     (Yrs)     Volatility       Rate        Value
              -----                         -----       -----     -----     ----------       ----       -------
              Credit Facility with private lender:
              February 26, 1997(*)          $ 4.675    $ 5.00     1.00      70.06%        6.19%        $ 381,000
              March 27, 1997(*)               2.325      3.25     1.00      74.07         6.67           139,000
              April 24, 1997(*)               1.619      3.25     1.00      74.36         6.77            26,000
                                                                                                       ---------
                                                                                          Total          546,000
                                                                                                       ---------
                   (*) Replaced on May 8, 1997.  The fair value of the replacement warrants was less than the unamortized value of the original warrants on date of replacement.

              May 8, 1997                     1.975      2.00     1.00      74.30         6.62           183,000
              May 8, 1997                     1.975      2.00     1.00      74.30         6.62           183,000
              May 8, 1997                     1.975      2.00     1.00      74.30         6.61            91,000
              May 8, 1997                     1.975      2.00     1.00      74.30         6.59            30,000

              Advisory Services Agreement:
              May 1, 1997                     1.55       3.00     1.67      74.71         6.60            33,000
              May 1, 1997                     1.55       5.00     1.67      74.71         6.60            16,000
              May 1, 1997                     1.55       7.00     1.67      74.71         6.60             9,000
                                                                                                       ---------
                                                                                          Total           58,000
                                                                                                       ---------

              Loan Agreements with Coastal Trust:

              May 8, 1997                     1.975      2.00     1.00      74.30         6.59           457,000
              August 27, 1997                 6.444      6.00     1.00      75.00         6.24           987,000

              Distributor Agreement:
              June 19, 1997                   3.581      3.6313   1.00      75.00         6.38             8,000
              July 25, 1997                   6.344      3.6313   1.00      75.00         6.11            22,000
              August 15, 1997                 6.475      3.6313   1.00      75.00         6.20            23,000
              August 29, 1997                 6.731      3.6313   1.00      75.00         6.24            25,000
              September 17, 1997              9.438      3.6313   1.00      75.00         6.24            84,000
                                                                                                        --------
                                                                                          Total          162,000

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

       b. Issued 100,000 common shares at $3.75 per share in consideration for an investment of $375,000 in debentures with a CDN $500,000 face value, previously issued by Lakefield Arms Limited. The unsecured debentures bear interest at 8% per annum, and mature August 4, 1999.

       c. Issued warrants exercisable for common shares in conjunction with the issuance of convertible debentures, and in conjunction with the acquisition of DNA Enterprises, Inc., as follows:

                                                  Warrant       Exercise
                       Grant Date                 Shares          Price            Exercise Period
                       ----------                 ------        --------           ---------------
                February 13, 1996                 300,000       $  5.00       February 1997 - February 1999
                February 13, 1996                 300,000          7.00       February 1998 - February 1999
                June 7, 1996                      125,000         13.1875     June 1996 - June 2001
                August 8, 1996                     70,063          8.56375    August 1996 - August 2001
                September 9, 1996                 125,000          9.5625     September 1996 - September 2001
                October 15, 1996                  225,000          7.50       October 1996 - October 2001

         d. The fair value of warrants issued in conjunction with the convertible debentures was determined using the Black-Scholes option pricing model with the following assumptions:

                                             Stock       Exercise     Term                  Interest        Fair
                         Issue               Price        Price       (Yrs)   Volatility      Rate          Value
                         -----               -----        -----       -----   ----------      ----          -----
                June 7, 1996                $13.1875    $ 13.1875       5.0      70.5%        7.05%       $ 1,058,000
                August 8, 1996                9.5625       8.56375      5.0      73.1         7.05            453,000
                September 9, 1996             7.50         9.5625       5.0      71.6         7.05            561,000
                October 15, 1996              7.50         7.50         5.0      68.3         6.00          1,045,000
                                                                                                          -----------
                                                                                            Total         $ 3,117,000
                                                                                                          ===========

       There have been no dividends declared on common shares for any of the periods reported.

(15)   Employee Stock Option Plan

       In 1995, Intelect (Bermuda) adopted a stock option plan (the "Plan") pursuant to which the Company's Board of Directors may grant stock options to directors, officers and key employees. The Plan, adopted by the Company as part of the redomiciling process, authorizes grants of options to purchase up to 5,000,000 shares of authorized common stock. The exercise price for stock options granted may range from 25% to 110% of the fair market value of the shares on the date of grant. All stock options have 10-year terms and vest and become fully exercisable according to schedules determined by the Board of Directors, generally one-third on each of the first three anniversaries of the date of grant. At December 31, 1998, there were 560,840 shares available for grant under the Plan. The Plan replaced a predecessor plan which continues only to the extent that there are 140,000 unexercised options outstanding at December 31, 1998.

       The per share weighted-average fair value of stock options granted during 1998, 1997 and 1996 was $1.91, $2.04 and $4.66, respectively, on the dates of grants. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted-average assumptions:


                                                                Years ended December 31,
                                            ---------------------------------------------------------------
                                                  1998                   1997                   1996
                                            ------------------    -------------------    ------------------
           Expected dividend yield                 0%                     0%                     0%
           Stock price volatility                  100%                   75%                    68%
           Risk free interest rate                 4.6%                   5.7%                   6.1%
           Expected option term                    3 years                3 years                3 years

       The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, has recognized compensation expense with respect to certain options granted at exercise prices less than the stock's market value on the date of grant. During the years ended December 31, 1998, 1997 and 1996, the Company recognized compensation expense of $101,000, $354,000 and $487,000, respectively.

       Had the Company determined compensation cost based on the fair value on the grant date for its stock options under SFAS No. 123, the Company's net losses would have been increased to pro forma amounts as follows:

                                                               Years ended December 31,
                                           ----------------------------------------------------------------
                                                  1998                   1997                   1996
                                            ------------------    -------------------    ------------------
          Net loss allocable to common
            shareholder:
              As reported                   $         (46,105)                (20,798)              (43,039)
              Pro forma                               (52,107)                (25,217)              (45,955)

          Loss per share:
              As reported                   $          (1.78)                  (1.01)                (3.33)
              Pro forma                                (2.01)                  (1.23)                (3.55)

       Pro forma net losses reflect only options granted in 1998, 1997 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the option's vesting period of three years and compensation cost for options granted prior to November 1, 1995 is not considered. Furthermore, the effects of applying SFAS No. 123 may not be representative of the effects on reported net income for future years.

       Stock option activity during the periods indicated was as follows:

                                                           Years ended December 31,
                                              -------------------------------------------------------
                                                   1998                1997                1996
                                              ---------------     ---------------     ---------------
Number of options:
             Outstanding, beginning of
               period                               3,271,000           2,526,500           1,917,800
             Granted                                3,488,000           2,208,500           1,260,000
             Exercised                               (226,450)           (561,666)           (530,000)
             Canceled                              (2,501,506)           (902,334)           (121,300)
                                              ---------------     ---------------     ---------------
             Outstanding, end of period             4,031,044           3,271,000           2,526,500

          Weighted average exercise price:
             Outstanding, beginning of
               period                         $          3.93                4.58                2.56
             Granted                                     2.98                3.87                6.85
             Exercised                                   1.76                3.03                1.93
             Canceled                                    5.54                6.32                7.77
             Outstanding, end of period       $          2.23                3.93                4.58

       At December 31, 1998, 1997 and 1996, the number of options exercisable was 1,316,341, 1,056,659, and 734,332, respectively, and the weighted-average exercise price of those options was $2.49, $3.78, and $2.79 respectively.

       At December 31, 1998, the range of exercise prices and the weighted-average remaining contractual life of outstanding options, was $1.00 to $6.25 and 8.8 years, as shown in the following table:

                                              Option
               Option shares                  shares                Exercise prices             Expiration
                outstanding                exercisable                 per share                   Dates
          -------------------------   -----------------------   ------------------------  ------------------------
                 3,160,703                     686,009                   $2.000                   2007-8
                    40,000                      40,000                    2.375                    2004
                   100,000                     100,000                    2.660                    2003
                   672,000                     452,000                    3.000                   2005-7
                    10,000                       3,333                    4.250                    2007
                    25,000                      16,666                    4.375                    2006
                    15,000                      10,000                    5.375                    2006
                     8,333                       8,333                    6.250                    2007

(16)   Income (Loss) Per Share

       Basic and diluted income (loss) per share is based on the weighted average number of common shares outstanding for the period. Potential common shares relating to the exercise of stock options and stock warrants, conversion of preferred stock or conversion of convertible debt have been excluded from the computation as the effects would have been anti-dilutive.

       Contingent shares, which were part of the INT and IVC acquisitions, have been excluded from the calculations because it was considered unlikely that the underlying performance criteria would be met.

(17)   Contingencies

       On October 28, 1998, in the 192nd Judicial District Court for Dallas County, Texas Richard Dzanski filed suit against Intelect Network Technologies Company, a wholly owned subsidiary of the Company, and Intelect Systems Corp., the predecessor of the Company. In the suit, the plaintiff has claimed a breach of an Irrevocable Option Agreement and that he has not received payments he claims are due to him in the amount of at least $386,000. The defendants deny liability to the plaintiff and intend to vigorously defend the case. The parties are in discovery and it is too early to determine if the outcome of this case will have a material impact on the Company.

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

(18)   Segments of Business and Geographic Areas

       See Products, Technologies and Services in ITEM I for a description of the segments in which the Company does business.

       Sales to external customers:

                                                                     Years ended December 31,
                                                                  -----------------------------
                                                                    1998       1997       1996
                                                                  -------    -------    -------
Fiber optic multiplexer                                           $ 6,410     26,250        430
Engineering services                                                8,147      8,632      4,332
Digital signal processor                                            2,690        277         81
Visual communication                                                1,448        636        172
Other - United States                                                 646      1,982      1,892
Other - Europe                                                         --         --      2,445
                                                                  -------    -------    -------
Worldwide total                                                   $19,341     37,777      9,352
                                                                  =======    =======    =======

Included in the above were direct and indirect export sales of:

                                                                  $ 4,068     25,071      1,402
                                                                  =======    =======    =======

       In 1997, 59% of sales were to Asia, substantially all to the Republic of Korea. See note 20 for a description of customer concentration.

       Segment-specific margins (Gross Profit less total engineering and development costs, including capitalized software, and asset write downs for the segment):

                                     Years ended December 31,
                               ----------------------------------
                                 1998         1997         1996
                               --------     --------     --------
Fiber optic multiplexer        $(10,792)       5,635       (3,482)
Engineering services              2,002        2,375        1,270
Digital signal processor            402         (576)        (306)
Visual communication               (671)      (1,402)      (6,006)
Other                           (12,747)      (4,997)     (10,244)
                               --------     --------     --------
  Subtotal segment specific     (21,806)       1,035      (18,768)
Capitalized software              1,988        1,317        1,395
All other expenses              (18,969)     (19,994)     (16,265)
                               --------     --------     --------
   Operating loss               (38,787)     (17,642)     (33,638)
                               ========     ========     ========

       Assets, capital expenditures and depreciation are identifiable only by combined segments, as grouped below:

ASSETS                                     At December 31,
                                   -----------------------------
                                     1998       1997       1996
                                   -------    -------    -------
Fiber optic multiplexer, visual
  communication and other -
  United States                    $20,906     35,554     12,547
Engineering services and DSP         8,200      8,840      6,607
Other - Europe                                               221
Not allocable to a segment           2,755      4,837     16,864
                                   -------    -------    -------
Worldwide total                    $32,082     49,231     36,018
                                   =======    =======    =======

CAPITAL EXPENDITURES                  Years ended December 31,
                                   -----------------------------
                                     1998       1997       1996
                                   -------    -------    -------
Fiber optic multiplexer, visual
  communication and other          $ 1,662      2,539      2,265
Engineering services and DSP           354        454      1,047
Not allocable to a segment              19         --        348
                                   -------    -------    -------
Worldwide total                    $ 2,035      2,993      3,660
                                   =======    =======    =======

DEPRECIATION

Fiber optic multiplexer, visual
  communication and other          $ 1,161        836        725
Engineering services and DSP           396        354        195
Not allocable to a segment             145         --        541
                                   -------    -------    -------
Worldwide total                    $ 1,702      1,190      1,461
                                   =======    =======    =======



(19)   Related Party Transactions

       During the year ended December 31, 1998, the following related party transactions were recorded:

       (a) Renewed a loan to an officer in the amount of $171,000, including accrued interest and additional advances, which was outstanding at December 31, 1998. The 5% note is secured by a stock pledge agreement.

       (b) Repaid a loan of $200,000 from an officer, including interest of $4,000.

       During the year ended December 31, 1997, the following related party transactions were recorded:

       (a) Borrowed $200,000 from a director in May and repaid the loan in September, including interest of $8,000.

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

       (b) Loaned an officer $135,000, of which $91,000, including accrued interest, remained outstanding at December 31, 1996. The 5% note is secured by a stock pledge agreement.

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

(20)   Significant Customers and Concentration of Credit Risk

       In 1998, no customer accounted for more than 10% of consolidated net revenues.

       In 1997, a distributor and one customer represented 59% and 11%, respectively, of consolidated net revenues. The distributor sold to at least five end users in the Republic of Korea.

       In 1996, one customer represented 25% of consolidated net revenue.

       The Company is subject to credit risk through trade receivables. At December 31, 1997, the distributor responsible for all revenue from Korea accounted for $9,879,000 (63%) of the accounts receivable. In October 1998, the Company was advised of the illiquidity of the distributor and wrote off or reserved substantially all of the $4,696,000 receivables remaining unpaid at the end of September 1998, adjusted, effective in December 1998, for a payment of $1,000,000 in February 1999.

(21)   Supplemental Disclosure of Cash Flow Information

                                                               Years ended December 31,
                                                 -----------------------------------------------------
                                                       1998               1997               1996
                                                 ---------------    ---------------    ---------------
Cash paid during the period for:
   Interest                                      $         1,126                704                509

       Noncash Items

       During the year ended December 31, 1998, the Company recorded the following noncash transactions:

       (a)    Converted notes payable into common stock -$21,000.

       (b) Converted 914,286 shares of Series B preferred stock and 8,157 shares of Series C preferred stock and 1,750 shares of Series D preferred stock into 5,997,819 shares of common stock.

       (c) Issued common stock in payment of preferred stock dividends - $1,309,000

       (d) Issued common stock warrants in conjunction with notes payable -$2,980,000.

       (e) Issued common stock warrants in conjunction with an advisory services agreement -$155,000.

       (f) Allocation of retained earnings to beneficial conversion feature of preferred stock issued -$618,000.

       During the year ended December 31, 1997, the Company recorded the following noncash transactions:

       (a)    Converted convertible debentures into common stock - $14,913,000.

       (b)    Converted notes payable into preferred stock - $5,000,000.

       (c)    Converted preferred stock into common stock (par value only) -
              $8,000.

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

       During the year ended December 31, 1996, the Company recorded the following noncash transactions:

       (a)    Converted convertible debentures into stock - $10,087,000.

       (b) Allocation of proceeds from convertible debentures to beneficial conversion features - $4,947,000.

       (c) Issued common stock warrants in conjunction with convertible debentures - $3,117,000.

       (d)    Obtained a technology license in exchange for a note - $3,267,000.

       (e)    Issued stock in final settlement of the Intelect, Inc. acquisition
              - $850,000.

       (f)    Issued stock as part of employment agreements - $500,000.

       (g) Recognized compensation expense on stock options granted at less than market price - $487,000.

       (h)    Acquired a long term asset with stock - $375,000.

       (i)    Acquired equipment under capital leases - $111,000.


(22)     Valuation and Qualifying Accounts

                                              Balance at        Additions          Additions
                                              beginning         charged to         charged to                              Balances
                                                 of             costs and            other                                  at end
                                               period            expenses           accounts          Deductions          of period
                                            ------------       ------------       ------------       ------------       ------------
For the year ended December 31, 1998:
     Allowances deducted from assets:
     Accounts and notes receivable          $        541              4,206                 --              3,877(a)             870
     Inventories                                   1,600              1,021                 --                 77(b)           2,544
                                            ------------       ------------       ------------       ------------       ------------
       Total allowances
         deducted from assets               $      2,141              5,227                 --              3,954              3,414
                                            ============       ============       ============       ============       ============

For the year ended December 31, 1997:

  Allowances deducted from assets:
     Accounts and notes receivable          $        542                632                 --                633(a)(c)          541
     Inventories                                   1,254                590                 --                244(b)(c)        1,600
                                            ------------       ------------       ------------       ------------       ------------
       Total allowances
         deducted from assets               $      1,796              1,222                 --                877              2,141
                                            ============       ============       ============       ============       ============

For the year ended December 31, 1996:
     Allowances deducted from assets:
     Accounts and notes receivable          $         25                521                 --                  4(a)             542
     Inventories                                     730              1,058                 --                534(b)           1,254
                                            ------------       ------------       ------------       ------------       ------------
       Total allowances
         deducted from assets               $        755              1,579                 --                538              1,796
                                            ============       ============       ============       ============       ============


Notes:
       (a)    Accounts written off
       (b)    Scrapped, sold or other disposition
       (c)    Includes liquidation of subsidiary.

(23)   Subsequent Events

       On March 5, 1999, the Company sold 3,000 shares of series E Convertible Preferred Stock, in the Initial Closing of a private placement, for $3,000,000. Premiums accumulate at the rate of 8% per year, are payable on conversion and may be paid in cash or common stock at the Company's option. The preferred stock will automatically convert into common stock on March 5, 2004 and may be converted prior to that date at the holder's option. The conversion price is the lesser of $1.80 per common share or 83.5% of the average of the two lowest closing bid prices of the common stock for the forty consecutive trading days before the date of conversion. Purchasers of the preferred stock received warrants to purchase 300,000 of common stock at a price of 110% of the "Market Price" (as defined) on the date of the Initial Closing . Redemption of the preferred stock may be required by the holders upon the occurrence of Major Transactions, such as merger or sale of substantially all assets, or in case of Triggering Events, such as failure to register the resale of conversion shares by July 2, 1999 and certain other events which would impair the ability of preferred stockholders to resell conversion shares. The March 5 Initial Closing is the first of multiple closings subject to satisfaction of terms and conditions in a Securities Purchase Agreement all as more fully described in the Form 8-K of the Company filed March 2, 1999.

       In connection with the Initial Closing of the Series E preferred stock, the Company agreed to allow holders to sell all of their remaining 1,843 shares of Series C preferred stock and 1,144 shares of Series D preferred stock to new investors. In connection with the issuance of the Series E preferred stock, the holders of the Series C and Series D preferred stock have the right under the Certificates of Designations of such securities to use the variable conversion price of the Series E preferred stock. Thus, after the Initial Closing, when the holders of the Series C and Series D preferred stock submit a conversion notice, they will likely elect to use the variable conversion price of the Series E preferred stock instead of the variable conversion price of the Series C and D preferred stock (which is 97% of the average of the three lowest closing bid prices in the ten prior trading days). In addition, the Company has agreed that the new investors are not required to limit their conversions of the Series C and Series D preferred stock to 1,200,000 shares of Common Stock in any continuing thirty (30) day period. Original holders will continue to be subject to contractually agreed conversion restrictions.

       During January 1999, the Company sold in a private placement 1,800,000 shares of common stock at a price of $1.00 per share and warrants to purchase 540,000 shares of common stock in connection with the private placement. The warrants have an exercise price of $2.998. The offering was made solely to accredited investors. The Company granted to the purchasers registration rights covering the resale of the common stock and the warrant shares.

       Effective January 13, 1999, the Coastal Trust agreed to extend the maturity date of the Receivables Loan which previously matured on August 31, 1999, to February 12, 2000. In addition, the Coastal Trust agreed to extend the maturity date on the Inventory Loan to May 1, 1999, with payments of $250,000 plus accrued interest due on each of March 1, April 2 and May 1, 1999.

       Effective January 13, 1999, as permitted under the terms of the Credit Facility dated as of February 12, 1998, the Company elected to extend the maturity date of the Convertible Promissory Notes issued pursuant to the Facility to February 12, 2000. In connection with the extension, the Company issued to the investor warrants to purchase an aggregate of 535,000 shares of common stock of the Company. The exercise price of the warrants is $1.81. The warrants are subject to antidilution provisions which are triggered in the event that the Company issues or sells common stock or securities convertible or exercisable into common stock at a price less than the exercise price then in effect. Such provisions would enable the holder to obtain a reduction in the warrant exercise price as well as an increase in the applicable number of warrant shares.

       On February 12, 1999, the Company reached an agreement with its distributor in Korea to forbear from collection of remaining receivable balances due from the distributor in exchange for (1) immediate payment of $1,000,000, (2) delivery to the Company of a proprietary product design, (3) assumption by the distributor of warranty obligations to Korean customers, (4) surrender of exclusive distribution rights in Korea after 1999, and (5) surrender of warrants to purchase 40,500 shares of common stock. The forbearance is voidable if the distributor fails either to order an additional $1,000,000 of the Company's products before February 10, 2000 or to pay $250,000 by January 31, 2000.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company's Board of Directors, in accordance with the recommendation of its Audit Committee, which is composed of non-employees of the Company, has requested Grant Thornton LLP ("Grant Thornton") to act as independent auditors of the Company for the 1998 fiscal year, subject to shareholder approval, in replacement of Arthur Andersen LLP ("Arthur Andersen").

         As disclosed in the Form 10-Q of the Company filed on November 16, 1998, the Company's previous independent auditors, Arthur Andersen, resigned on November 13, 1998. The report by Arthur Andersen LLP for the year ended December 31, 1997 contained no adverse opinion or disclaimer of opinion, nor was it qualified or modified as to audit scope or accounting principles. There have been no disagreements by the Company with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedure, which disagreement(s), if not resolved to the satisfaction of Arthur Andersen LLP would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report. There are no "reportable events" as set forth in Regulation S-K, Item 304(a)(1)(v)(A)-(D) except as follows: (1) Arthur Andersen LLP informed the Company that it appears likely its auditor's report for 1998 would have contained a qualification as to the Company's ability to continue as a going concern, (2) Arthur Andersen informed the Audit Committee Chairman, the Chairman of the Board and the Chief Financial Officer that with respect to Capitalized Software Development Costs, compliance with SFAS #86 had not been evaluated particularly as it relates to current year additions and realizability of such asset and (3) Arthur Andersen informed the Audit Committee Chairman, the Chairman of the Board and the Chief Financial Officer that as a result of the revenue restatement for the quarter ended June 30, 1998, they would have had to expand the scope of the 1998 audit if they had not resigned. Arthur Andersen encouraged the Audit Committee Chairman, the Chairman of the Board and the Chief Financial Officer to closely monitor these matters. Substantive audit tests and further investigation into these matters would have been a necessary part of Arthur Andersen's audit procedures for the year-end December 31, 1998 financial statements had the client/auditor relationship not terminated. Arthur Andersen has been authorized by the Company to respond to any and all inquiries by the successor auditors, without limitation. The Company has indicated that it will cooperate fully with the new auditors to address these matters. Arthur Andersen has provided to the Company a letter to the Securities and Exchange Commission stating that it has reviewed the disclosure provided in this Form 10-Q and has no disagreement with relevant portions of this disclosure, pursuant to the requirements of Item 304(a)(3) of Regulation S-K. A copy of such letter, dated November 16, 1998, is filed as an exhibit to the Form 10-Q filed on November 16, 1998.

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

         Arthur Andersen LLP has consented to the Company's inclusion of Arthur Andersen's report on the company's financial statements for a certain prior period (1997). In connection with this consent, Arthur Andersen has asked the Company to indemnify and hold harmless Arthur Andersen LLP for any loss incurred as a result of the consent to the inclusion of Arthur Andersen's report, unless such loss results from Arthur Andersen's being adjudicated by a court, after appeal, to be liable as a result of consenting to the use of its report. The Company agreed to such request for an indemnification and hold harmless agreement.

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

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Company will file with the Securities and Exchange Commission a definitive Proxy Statement no later than 120 days after the close of its fiscal year ended December 31, 1998 (the "Proxy Statement"). The information required by this Item is incorporated by reference from the Proxy Statement.

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


                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         A. The Financial Statements filed as part of this report are listed and indexed on Page 20. Schedules other than those listed in the index have been omitted because they are not applicable or the required information has been included elsewhere in this report.

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

3.1        Amended and Restated Certificate of Incorporation of the Company (1)

3.2        Certificate of Correction dated December 17, 1999 to Amended and
           Restated Certificate of Incorporation (21)

3.3        Certificate of Amendment to Amended and Restated Certificate of
           Incorporation (20)

3.4        Amended and Restated By-Laws of the Company (1)

4.1        Specimen Stock Certificate of the Company (2)

4.2        Certificate of Designations of the Series A Preferred Stock dated
           December 2, 1997(1)

4.3        Certificate of Designations of the Series B Preferred Stock dated
           December 17, 1997 (22)

4.4        Certificate of Designations of the Series C Preferred Stock dated
           February 6, 1998 (3)

4.5        Certificate of Designations of the Series D Preferred Stock dated May 8,
           1998 (16)

4.6        Certificate of Designations of the Series E Preferred Stock dated March
           3, 1999 (19)

Exhibit    Description of Exhibit

10.1 Option Agreement dated March 31, 1995 by and among the Company, certain sellers and Intelect, Inc. (5)

10.2    Stock Purchase Agreement dated October 3, 1995 by and among Intelect
        (Bermuda), Savage Corporation and Savage Sports Corporation (5)

10.3    Management Agreement dated as of October 1, 1995 between the Company and
        Herman Frietsch*(6)

10.4 Amendment No. One dated January 1, 1996 to Management Agreement between the Company and Herman Frietsch referred to in Exhibit 10.4*(7)

10.5    Employment Agreement dated as of April 1, 1996 between the Company and
        Eugene Helms*(4)

10.6    Employment Agreement dated as of April 24, 1995 between the Company and
        Peter Ianace*(6)

10.7    Stock Purchase Agreement dated January 13, 1996 by and between Intelect
        (Bermuda), Intelect Systems Corp., Robert E. Nimon, Kim F. Nimon, Edgar
        L. Read, Gregory L. Mayhan and DNA Enterprises, Inc. (8)

10.8    Warrants dated February 13, 1996 issued to Edgar L. Read and Gregory L.
        Mayhan to be delivered one year after Closing (9)

10.9 Employment Agreement dated as of February 13, 1996 between Edgar L. Read and DNA Enterprises, Inc.*(8)

10.10   Employment Agreement dated as of February 13, 1996 between Gregory L.
        Mayhan and DNA Enterprises, Inc.*(8)

10.11   Agreement and Plan of Merger dated March 19, 1996 among the Company,
        Mid-Ocean, Inc. and Mosaic Information Technologies, Inc. (10)

10.12   Employment Agreement dated March 29, 1996 among Matthew Feldman, the
        Company and Mosaic Information Technologies, Inc.*(10)

10.13   Promissory Note dated as of February 26, 1997 to St. James Capital Corp.
        from the Company (7)

10.14   Pledge Agreement dated as of February 26, 1997 between the Company and
        St. James Capital Corp. (7)

10.15   Warrant to Purchase Common Stock of the Company Expiring February 26,
        2002 (7)

10.16   Registration Rights Agreement dated February 26, 1997 between the
        Company and St. James Capital Corp. (7)

10.17   Amended and Restated Promissory Note dated as of February 26, 1997 to
        St. James Capital Corp. from the Company (7)

10.18 First Amendment to Pledge Agreement dated as of March 27, 1997 between the Company and St. James Capital Corp. (7)

10.19   Warrant to Purchase Common Stock of the Company Expiring March 27, 2002
        (7)

10.20   Amendment No. 1 to Registration Rights Agreement dated as of March 27,
        1997 between the Company and St. James Capital Corp. (7)

10.21   Employee Stock Option Plan adopted April 24, 1986* (7) 10.22 Stock
        Incentive Plan adopted December 13, 1995* (7)

10.23   Lease Agreement between TCIT Dallas Industrial and Intelect Network
        Technologies, dated February 25, 1997 (11)

10.24   Lease Agreement between Campbell Place One Joint Venture and DNA
        Enterprises, dated February 1, 1997 (11)

10.25   Advisory Services Agreement with Renaissance Financial Securities
        Corporation dated July 8, 1997 (12)

10.26 Warrant issued to AJC, Inc. to Purchase Common Stock of the Company expiring on December 31, 2002 (12)

10.27   Loan Agreement dated as of May 8, 1997 between the Company and The
        Coastal Corporation Second Pension Trust (12)

10.28   Warrant issued to The Coastal Corporation Second Pension Trust to
        Purchase Common Stock of the Company expiring on May 7, 2002 (12)

Exhibit    Description of Exhibit

10.29   Registration Rights Agreement dated as of May 8, 1997 between the
        Company and The Coastal Corporation Second Pension Trust (12)

10.30 Subscription Agreement for Series A Cumulative Preferred Stock dated as of May 30, 1997 between the Company and The Coastal Corporation Second
        Pension Trust (12)

10.31   Registration Rights Agreement dated as of May 30, 1997 between the
        Company and The Coastal Corporation Second Pension Trust (12)

10.32 Agreement dated April 25, 1997 between the Company and the beneficiary of a royalty agreement (12)

10.33 Irrevocable Option Agreement dated October 1, 1995 between the Company and owners of certain intellectual property rights * (12)

10.34   Agreement dated July 7, 1997 among Robert E. Nimon, Kim F. Nimon, Nimon
        Consulting, Inc., Intelect Systems Corp. and the Company (12)

10.35 Promissory note dated July 7, 1997 to Robert E. Nimon and Kim F. Nimon from the Company (12)

10.36 Promissory note dated July 7, 1997 to Robert E. Nimon and Kim F. Nimon from the Company (12)

10.37   Amended and Restated Loan Agreement dated August 27, 1997 among the
        Company, Intelect Systems Corp., and The Coastal Corporation Second
        Pension Trust (13)

10.38 Warrant to purchase Company Common Stock expiring August 26, 2002 issued to The Coastal Corporation Second Pension Trust (13)

10.39   Amendments Nos. 2 and 3 to Registration Rights Agreements dated April 24 and May 8, 1997 among the Company and St. James Capital Corp. (13)

10.40   Warrants to purchase Company Common Stock dated April 24 and May 8, 1997 issued to St. James Capital Corp. (13)

10.41   Second Amended and Restated Floating Rate Promissory Noted dated effective February 26, 1997 to St. James Capital Corp. from the Company
        (13)

10.42   Second and Third Amendments to Borrower's Pledge Agreement dated April
        24 and May 8, 1997 among Intelect Systems Corp. and St. James Capital
        Corp. (13)

10.43   Warrant expiring December 31, 2001 issued to Lifeline Industries, Inc.
        (13)

10.44   Amended License Agreement among Digital Equipment Corporation and
        Intelect Visual Communications Corp., dated effective November 5, 1997
        (14)

10.45   Registration Rights Agreement among the Company and Citadel, dated
        February 6, 1998 relating to the Series C Preferred Stock (3)

10.46   Registration Rights Agreement dated February 12, 1998 between the
        Company and St. James Partners, L.P. (3)

10.47   Warrant to Purchase Common Stock of the Company dated February 12, 1998 issued to St. James Partners, L.P. expiring on February 12, 2001 (3)

10.48   Securities Purchase Agreement among the Company and Citadel, dated
        February 6, 1998 (3)

10.49   Agreement for Purchase and Sale dated February 12, 1998 between the
        Company and St. James Partners, L.P. (3)

10.50 Convertible Promissory Note dated February 12, 1998 by the Company in favor of St. James Partners, L.P. (3)

10.51   Pledge Agreement dated February 12, 1998 between the Company and St.
        James Partners, L.P. (3)

10.52   Purchase Agreement among the Company and Navesink dated December 16,
        1997 (22)

10.53   Registration Rights Agreement among the Company and Navesink dated
        December 16, 1997 (22)

10.54   Sales Representative Agreement between Intelect Network Technologies
        Company and Amerix Electronics, Inc. dated January 12, 1998 (22)

10.55   Exchange Agreement between Intelect Network Technologies Company and
        Amerix Electronics dated February 20, 1998 (22)

10.56 Warrant issued to Amerix Electronics, Inc. to Purchase Common Stock of the Company expiring on June 19, 2001 (22)

Exhibit    Description of Exhibit

10.57   Letter Agreement dated February 9, 1999 among Tehan Oh, Opicom Co. Ltd.,
        Optronix Inc., Amerix Electronics, Inc., and Intelect Network
        Technologies Company

10.58   Company Stock Incentive Plan Amendment adopted December 4, 1997* (1)

10.59   Registration Rights Agreements between the Company and the Buyers, dated
        May 8, 1998 relating to the Series D Convertible Preferred Stock (16)

10.60   Securities Purchase Agreement among the Company and the Buyers, dated
        May 8, 1998 relating to the Series D Convertible Preferred Stock (16)

10.61   Assignment and Acceptance executed by St. James Partners and SJMB, L.P.
        ("SJMB") as to Agreement for Purchase and Sale dated February 12, 1998 by the Company and St. James Capital Partners (23)

10.62 $2,000,000 Convertible Promissory Note issued to St. James Partners by the Company dated April 2, 1998 (23)

10.63 $13,000,000 Convertible Promissory Note issued to SJMB by the Company dated April 2, 1998 (23)

10.64 Warrant issued to St. James Partners by the Company dated April 2, 1998, exercisable as to 300,000 shares of Common Stock (23)

10.65 Warrant issued to SJMB by the Company dated April 2, 1998, exercisable as to 1,200,000 shares of Common Stock (23)

10.66   Amendment No. 1 to Registration Rights Agreement dated as of April 2,
        1998 between the Company and St. James Partners (23)

10.67   Registration Rights Agreement between the Company and the Buyers dated
        June 26, 1998 relating to the Series D Convertible Preferred Stock (17)

10.68 Registration Rights Agreement dated June 19, 1998 between the Company and Lifeline Industries, Inc. (21)

10.69 Securities Purchase Agreement dated June 26, 1998 between the Company and the Buyers relating to the Series D Convertible Preferred Stock (17)

10.70 Warrant issued to Lifeline Industries, Inc. dated June 29, 1998, exercisable as to 30,000 shares of Common Stock (21)

10.71 Warrant issued to Hambrecht & Quist LLC exercisable to purchase up to 33,036 shares of Common Stock at an exercise price of $10.292 per share, expiring May 20, 2003 (23)

10.72   Letter Agreement dated July 15, 1998 between the Company and Navesink
        Equity Derivative Fund LDC (21)

10.73 Amended and Restated Warrant issued to AJC, Inc. exercisable to purchase up to 300,000 shares of Common Stock (24)

10.74   Amended and Restated Warrant issued to Lifeline Industries, Inc.
        exercisable to purchase up to 30,000 shares of Common Stock (24)

10.75 Form of Amended and Restated Promissory Notes held by various employees, directors, and related individuals of the Company with face values totaling $419,600, convertible into Common Stock of the Company at a rate of $2.00 per share (24)

10.76   Loan Agreement for Receivables Backed Borrowing dated as of September
        14, 1998 between the Company and Coastal (18)

10.77   Promissory Note dated September 14, 1998 issued by the Company to
        Coastal (18)

10.78   Security Agreement for Receivables Backed Borrowing dated September 14,
        1998 among the Company, Intelect Visual Communications Corp., Intelect
        Network Technologies Company, DNA Enterprises, Inc., and Coastal (18)

10.79 Borrower Pledge Agreement dated September 14, 1998 between the Company and Coastal (18)

10.80   Security Agreement dated September 14, 1998 between the Company and St.
        James (18)

10.81 Letter Agreement dated September 14, 1998 among the Company, St. James and Falcon Seaboard (18)

10.82   Registration Rights Agreement among the Company and the Buyers, dated
        February 24, 1999, relating to the Series E Convertible Preferred Stock and warrants (19)

10.83   Form of Registration Rights Agreement between the Company and the
        Buyers, dated as of December 22, 1998 (19)

Exhibit    Description of Exhibit

10.84   Form of Warrant to Purchase Common Stock of Intelect Communications,
        Inc., relating to the Series E Preferred Stock (19)

10.85   Form of Warrant to Purchase Common Stock of Intelect Communications,
        Inc. at an exercise price of $2.998 (19)

10.86   Form of Warrant to Purchase Common Stock of Intelect Communications,
        Inc., issued as of December 2, 1998 (19)

10.87   Form of Warrant to Purchase Common Stock of Intelect Communications,
        Inc. issued to St. James Capital Partners, L.P. and SJMB, L.P., issued
        January 13, 1999 (19)

10.88   Securities Purchase Agreement among the Company and the Buyers, dated
        February 24, 1999, relating to the Series E Convertible Preferred Stock and warrants (19)

10.89 Loan Agreement for Inventory Backed Borrowing dated November 24, 1998 by and between Intelect Communications, Inc. and The Coastal Corporation
        Second Pension Trust, as amended by the Addendum to Loan Agreement for Inventory Backed Borrowing dated December 31, 1998 (19)

10.90   Security Agreement for Inventory Backed Borrowing dated November 24,
        1998 by and among Intelect Network Technologies Company, DNA
        Enterprises, Inc., and Intelect Visual Communications Corp., Intelect
        Communications, Inc., and The Coastal Corporation Second Pension Trust
        (19)

10.91 Promissory Note Amended and Restated as of December 31, 1998 in the original principal amount of $750,000 issued to The Coastal Corporation
        Second Pension Trust (19)

10.92   Addendum to Loan Agreement for Receivables Backed Borrowing dated as of
        January 13, 1999 between The Coastal Corporation Second Pension Trust and Intelect Communications, Inc. (19)

10.93 Promissory Note Amended and Restated as of January 13, 1999 in the original principal amount of $5,000,000 issued to The Coastal
        Corporation Second Pension Trust (19)

10.94   Amended and Restated Stock Incentive Plan *(25)

16.1    Letter regarding change in certifying accountants (17)

16.2 Letter from Arthur Andersen, LLP regarding its concurrence with statements in Item 5 of Form 10Q filed November 16, 1998 (24)

16.3 Letter from KPMG Peat Marwick regarding its concurrence with statements in Form 8-K filed August 19, 1997 (15)

21.1    Subsidiaries of the Company

23.1    Consents of KPMG Peat Marwick

23.2    Consents of Arthur Andersen LLP

23.3    Consent of Grant Thornton LLP

27.1    Financial data schedule

---------------------------------------------

*Management contract or other compensatory plan or arrangement.

(1) Incorporated herein by reference to the Company's Form S-4 filed October 30, 1997

(2) Incorporated herein by reference to the Company's Form 8-K filed December 5, 1997

(3) Incorporated herein by reference to the Company's Form 8-K filed February 17, 1998

(4) Incorporated herein by reference to the Company's Form 10-Q filed November 13, 1996

(5) Incorporated herein by reference to the Company's Form 8-K dated November 10, 1995

(6) Incorporated herein by reference to the Company's Form 8-K/A dated April 12, 1996

(7) Incorporated herein by reference to the Company's Form 10-K filed April 15, 1997

(8) Incorporated herein by reference to the Company's Form 8-K dated February 20, 1996

(9) Incorporated herein by reference to the Company's Form 10-K for the year ending December 31, 1995

(10) Incorporated herein by reference to the Company's Form 8-K dated April 12, 1996

(11) Incorporated herein by reference to the Company's Form 10-Q filed May 15, 1997

(12) Incorporated herein by reference to the Company's Form 10-Q filed August 14, 1997

(13) Incorporated herein by reference to the Company's Form S-3 filed September 17, 1997

(14) Incorporated herein by reference to the Company's Form 10-Q filed November 13, 1997

(15) Incorporated herein by reference to the Company's Form 8-K filed August 19, 1997

(16) Incorporated herein by reference to the Company's Form 8-K filed on May 11, 1998

(17) Incorporated herein by reference to the Company's Form 8-K filed on June 29, 1998

(18) Incorporated herein by reference to the Company's Form 8-K filed on September 16, 1998

(19) Incorporated herein by reference to the Company's Form 8-K filed on March 2, 1999

(20) Incorporated herein by reference to the Company's Form 8-K filed on March 8, 1999

(21) Incorporated herein by reference to the Company's Form S-3 filed on August 10, 1998

(22) Incorporated herein by reference to the Company's Form 10-K filed on March 31, 1998

(23) Incorporated herein by reference to the Company's Form 10-Q filed on August 14, 1998

(24) Incorporated herein by reference to the Company's Form 10-Q filed on November 16, 1998

(25) Incorporated herein by reference to the Company's Definitive Proxy Statement filed on April 28, 1998.

         C. The Registrant has not filed any reports on Form 8-K during the last quarter of the period covered by this Report, except as follows:

         None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       INTELECT COMMUNICATIONS, INC.
                                               (Registrant)

Date: April 2, 1999                    By: /s/ Herman M. Frietsch
                                           ----------------------------------
                                           Herman M. Frietsch
                                           Chief Executive Officer



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

                               INDEX TO EXHIBITS


Exhibit    Description of Exhibit

2.1 Plan and Agreement of Merger dated as of October 29, 1997 by and among Intelect Communications Systems Limited ("Intelect (Bermuda)"), Intelect
        Communications, Inc. (the "Company"), and Intelect Merger Co. (1)

3.1     Amended and Restated Certificate of Incorporation of the Company (1)

3.2     Certificate of Correction dated December 17, 1999 to Amended and
        Restated Certificate of Incorporation (21)

3.3     Certificate of Amendment to Amended and Restated Certificate of
        Incorporation (20)

3.4     Amended and Restated By-Laws of the Company (1)

4.1     Specimen Stock Certificate of the Company (2)

4.2     Certificate of Designations of the Series A Preferred Stock dated
        December 2, 1997(1)

4.3     Certificate of Designations of the Series B Preferred Stock dated
        December 17, 1997 (22)

4.4     Certificate of Designations of the Series C Preferred Stock dated
        February 6, 1998 (3)

4.5     Certificate of Designations of the Series D Preferred Stock dated May 8,
        1998 (16)

4.6     Certificate of Designations of the Series E Preferred Stock dated March
        3, 1999 (19)

10.1 Option Agreement dated March 31, 1995 by and among the Company, certain sellers and Intelect, Inc. (5)

10.2    Stock Purchase Agreement dated October 3, 1995 by and among Intelect
        (Bermuda), Savage Corporation and Savage Sports Corporation (5)

10.3    Management Agreement dated as of October 1, 1995 between the Company and
        Herman Frietsch*(6)

10.4 Amendment No. One dated January 1, 1996 to Management Agreement between the Company and Herman Frietsch referred to in Exhibit 10.4*(7)

10.5    Employment Agreement dated as of April 1, 1996 between the Company and
        Eugene Helms*(4)

10.6    Employment Agreement dated as of April 24, 1995 between the Company and
        Peter Ianace*(6)

10.7    Stock Purchase Agreement dated January 13, 1996 by and between Intelect
        (Bermuda), Intelect Systems Corp., Robert E. Nimon, Kim F. Nimon, Edgar
        L. Read, Gregory L. Mayhan and DNA Enterprises, Inc. (8)

10.8    Warrants dated February 13, 1996 issued to Edgar L. Read and Gregory L.
        Mayhan to be delivered one year after Closing (9)

10.9 Employment Agreement dated as of February 13, 1996 between Edgar L. Read and DNA Enterprises, Inc.*(8)

10.10   Employment Agreement dated as of February 13, 1996 between Gregory L.
        Mayhan and DNA Enterprises, Inc.*(8)

10.11   Agreement and Plan of Merger dated March 19, 1996 among the Company,
        Mid-Ocean, Inc. and Mosaic Information Technologies, Inc. (10)

10.12   Employment Agreement dated March 29, 1996 among Matthew Feldman, the
        Company and Mosaic Information Technologies, Inc.*(10)

10.13   Promissory Note dated as of February 26, 1997 to St. James Capital Corp.
        from the Company (7)

10.14   Pledge Agreement dated as of February 26, 1997 between the Company and
        St. James Capital Corp. (7)

10.15   Warrant to Purchase Common Stock of the Company Expiring February 26,
        2002 (7)

10.16   Registration Rights Agreement dated February 26, 1997 between the
        Company and St. James Capital Corp. (7)

10.17   Amended and Restated Promissory Note dated as of February 26, 1997 to
        St. James Capital Corp. from the Company (7)

10.18 First Amendment to Pledge Agreement dated as of March 27, 1997 between the Company and St. James Capital Corp. (7)

10.19   Warrant to Purchase Common Stock of the Company Expiring March 27, 2002
        (7)

10.20   Amendment No. 1 to Registration Rights Agreement dated as of March 27,
        1997 between the Company and St. James Capital Corp. (7)

10.21   Employee Stock Option Plan adopted April 24, 1986* (7) 10.22 Stock
        Incentive Plan adopted December 13, 1995* (7)

10.23   Lease Agreement between TCIT Dallas Industrial and Intelect Network
        Technologies, dated February 25, 1997 (11)

10.24   Lease Agreement between Campbell Place One Joint Venture and DNA
        Enterprises, dated February 1, 1997 (11)

10.25   Advisory Services Agreement with Renaissance Financial Securities
        Corporation dated July 8, 1997 (12)

10.26 Warrant issued to AJC, Inc. to Purchase Common Stock of the Company expiring on December 31, 2002 (12)

10.27   Loan Agreement dated as of May 8, 1997 between the Company and The
        Coastal Corporation Second Pension Trust (12)

10.28   Warrant issued to The Coastal Corporation Second Pension Trust to
        Purchase Common Stock of the Company expiring on May 7, 2002 (12)

Exhibit    Description of Exhibit

10.29   Registration Rights Agreement dated as of May 8, 1997 between the
        Company and The Coastal Corporation Second Pension Trust (12)

10.30 Subscription Agreement for Series A Cumulative Preferred Stock dated as of May 30, 1997 between the Company and The Coastal Corporation Second
        Pension Trust (12)

10.31   Registration Rights Agreement dated as of May 30, 1997 between the
        Company and The Coastal Corporation Second Pension Trust (12)

10.32 Agreement dated April 25, 1997 between the Company and the beneficiary of a royalty agreement (12)

10.33 Irrevocable Option Agreement dated October 1, 1995 between the Company and owners of certain intellectual property rights * (12)

10.34   Agreement dated July 7, 1997 among Robert E. Nimon, Kim F. Nimon, Nimon
        Consulting, Inc., Intelect Systems Corp. and the Company (12)

10.35 Promissory note dated July 7, 1997 to Robert E. Nimon and Kim F. Nimon from the Company (12)

10.36 Promissory note dated July 7, 1997 to Robert E. Nimon and Kim F. Nimon from the Company (12)

10.37   Amended and Restated Loan Agreement dated August 27, 1997 among the
        Company, Intelect Systems Corp., and The Coastal Corporation Second
        Pension Trust (13)

10.38 Warrant to purchase Company Common Stock expiring August 26, 2002 issued to The Coastal Corporation Second Pension Trust (13)

10.39   Amendments Nos. 2 and 3 to Registration Rights Agreements dated April 24 and May 8, 1997 among the Company and St. James Capital Corp. (13)

10.40   Warrants to purchase Company Common Stock dated April 24 and May 8, 1997 issued to St. James Capital Corp. (13)

10.41   Second Amended and Restated Floating Rate Promissory Noted dated effective February 26, 1997 to St. James Capital Corp. from the Company
        (13)

10.42   Second and Third Amendments to Borrower's Pledge Agreement dated April
        24 and May 8, 1997 among Intelect Systems Corp. and St. James Capital
        Corp. (13)

10.43   Warrant expiring December 31, 2001 issued to Lifeline Industries, Inc.
        (13)

10.44   Amended License Agreement among Digital Equipment Corporation and
        Intelect Visual Communications Corp., dated effective November 5, 1997
        (14)

10.45   Registration Rights Agreement among the Company and Citadel, dated
        February 6, 1998 relating to the Series C Preferred Stock (3)

10.46   Registration Rights Agreement dated February 12, 1998 between the
        Company and St. James Partners, L.P. (3)

10.47   Warrant to Purchase Common Stock of the Company dated February 12, 1998 issued to St. James Partners, L.P. expiring on February 12, 2001 (3)

10.48   Securities Purchase Agreement among the Company and Citadel, dated
        February 6, 1998 (3)

10.49   Agreement for Purchase and Sale dated February 12, 1998 between the
        Company and St. James Partners, L.P. (3)

10.50 Convertible Promissory Note dated February 12, 1998 by the Company in favor of St. James Partners, L.P. (3)

10.51   Pledge Agreement dated February 12, 1998 between the Company and St.
        James Partners, L.P. (3)

10.52   Purchase Agreement among the Company and Navesink dated December 16,
        1997 (22)

10.53   Registration Rights Agreement among the Company and Navesink dated
        December 16, 1997 (22)

10.54   Sales Representative Agreement between Intelect Network Technologies
        Company and Amerix Electronics, Inc. dated January 12, 1998 (22)

10.55   Exchange Agreement between Intelect Network Technologies Company and
        Amerix Electronics dated February 20, 1998 (22)

10.56 Warrant issued to Amerix Electronics, Inc. to Purchase Common Stock of the Company expiring on June 19, 2001 (22)

10.57   Letter Agreement dated February 9, 1999 among Tehan Oh, Opicom Co. Ltd.,
        Optronix Inc., Amerix Electronics, Inc., and Intelect Network
        Technologies Company

10.58   Company Stock Incentive Plan Amendment adopted December 4, 1997* (1)

10.59   Registration Rights Agreements between the Company and the Buyers, dated
        May 8, 1998 relating to the Series D Convertible Preferred Stock (16)

10.60   Securities Purchase Agreement among the Company and the Buyers, dated
        May 8, 1998 relating to the Series D Convertible Preferred Stock (16)

10.61   Assignment and Acceptance executed by St. James Partners and SJMB, L.P.
        ("SJMB") as to Agreement for Purchase and Sale dated February 12, 1998 by the Company and St. James Capital Partners (23)

10.62 $2,000,000 Convertible Promissory Note issued to St. James Partners by the Company dated April 2, 1998 (23)

10.63 $13,000,000 Convertible Promissory Note issued to SJMB by the Company dated April 2, 1998 (23)

10.64 Warrant issued to St. James Partners by the Company dated April 2, 1998, exercisable as to 300,000 shares of Common Stock (23)

10.65 Warrant issued to SJMB by the Company dated April 2, 1998, exercisable as to 1,200,000 shares of Common Stock (23)

10.66   Amendment No. 1 to Registration Rights Agreement dated as of April 2,
        1998 between the Company and St. James Partners (23)

10.67   Registration Rights Agreement between the Company and the Buyers dated
        June 26, 1998 relating to the Series D Convertible Preferred Stock (17)

10.68 Registration Rights Agreement dated June 19, 1998 between the Company and Lifeline Industries, Inc. (21)

10.69 Securities Purchase Agreement dated June 26, 1998 between the Company and the Buyers relating to the Series D Convertible Preferred Stock (17)

10.70 Warrant issued to Lifeline Industries, Inc. dated June 29, 1998, exercisable as to 30,000 shares of Common Stock (21)

10.71 Warrant issued to Hambrecht & Quist LLC exercisable to purchase up to 33,036 shares of Common Stock at an exercise price of $10.292 per share, expiring May 20, 2003 (23)

10.72   Letter Agreement dated July 15, 1998 between the Company and Navesink
        Equity Derivative Fund LDC (21)

10.73 Amended and Restated Warrant issued to AJC, Inc. exercisable to purchase up to 300,000 shares of Common Stock (24)

10.74   Amended and Restated Warrant issued to Lifeline Industries, Inc.
        exercisable to purchase up to 30,000 shares of Common Stock (24)

10.75 Form of Amended and Restated Promissory Notes held by various employees, directors, and related individuals of the Company with face values totaling $419,600, convertible into Common Stock of the Company at a rate of $2.00 per share (24)

10.76   Loan Agreement for Receivables Backed Borrowing dated as of September
        14, 1998 between the Company and Coastal (18)

10.77   Promissory Note dated September 14, 1998 issued by the Company to
        Coastal (18)

10.78   Security Agreement for Receivables Backed Borrowing dated September 14,
        1998 among the Company, Intelect Visual Communications Corp., Intelect
        Network Technologies Company, DNA Enterprises, Inc., and Coastal (18)

10.79 Borrower Pledge Agreement dated September 14, 1998 between the Company and Coastal (18)

10.80   Security Agreement dated September 14, 1998 between the Company and St.
        James (18)

10.81 Letter Agreement dated September 14, 1998 among the Company, St. James and Falcon Seaboard (18)

10.82   Registration Rights Agreement among the Company and the Buyers, dated
        February 24, 1999, relating to the Series E Convertible Preferred Stock and warrants (19)

10.83   Form of Registration Rights Agreement between the Company and the
        Buyers, dated as of December 22, 1998 (19)

Exhibit    Description of Exhibit

10.84   Form of Warrant to Purchase Common Stock of Intelect Communications,
        Inc., relating to the Series E Preferred Stock (19)

10.85   Form of Warrant to Purchase Common Stock of Intelect Communications,
        Inc. at an exercise price of $2.998 (19)

10.86   Form of Warrant to Purchase Common Stock of Intelect Communications,
        Inc., issued as of December 2, 1998 (19)

10.87   Form of Warrant to Purchase Common Stock of Intelect Communications,
        Inc. issued to St. James Capital Partners, L.P. and SJMB, L.P., issued
        January 13, 1999 (19)

10.88   Securities Purchase Agreement among the Company and the Buyers, dated
        February 24, 1999, relating to the Series E Convertible Preferred Stock and warrants (19)

10.89 Loan Agreement for Inventory Backed Borrowing dated November 24, 1998 by and between Intelect Communications, Inc. and The Coastal Corporation
        Second Pension Trust, as amended by the Addendum to Loan Agreement for Inventory Backed Borrowing dated December 31, 1998 (19)

10.90   Security Agreement for Inventory Backed Borrowing dated November 24,
        1998 by and among Intelect Network Technologies Company, DNA
        Enterprises, Inc., and Intelect Visual Communications Corp., Intelect
        Communications, Inc., and The Coastal Corporation Second Pension Trust
        (19)

10.91 Promissory Note Amended and Restated as of December 31, 1998 in the original principal amount of $750,000 issued to The Coastal Corporation
        Second Pension Trust (19)

10.92   Addendum to Loan Agreement for Receivables Backed Borrowing dated as of
        January 13, 1999 between The Coastal Corporation Second Pension Trust and Intelect Communications, Inc. (19)

10.93 Promissory Note Amended and Restated as of January 13, 1999 in the original principal amount of $5,000,000 issued to The Coastal
        Corporation Second Pension Trust (19)

10.94   Amended and Restated Stock Incentive Plan *(25)

16.1    Letter regarding change in certifying accountants (17)

16.2 Letter from Arthur Andersen, LLP regarding its concurrence with statements in Item 5 of Form 10Q filed November 16, 1998 (24)

16.3 Letter from KPMG Peat Marwick regarding its concurrence with statements in Form 8-K filed August 19, 1997 (15)

21.1    Subsidiaries of the Company

23.1    Consents of KPMG Peat Marwick

23.2    Consents of Arthur Andersen LLP

23.3    Consent of Grant Thornton LLP

27.1    Financial data schedule