Form 10-Q
period 1999-03-31
INTELECT COMMUNICATIONS INC
filed 1999-05-17
CIK 316672

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              --------------------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                              ---------------------

           Securities Registered Pursuant to Section 12(b) of the Act
                                      None

           Securities Registered Pursuant to Section 12(g) of the Act
                     Common Stock par value $0.01 per share
                                (Title of Class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X   No
                                               -----   -----

There were 38,257,965 shares of Common Stock outstanding as of May 14, 1999.



===============================================================================

                 INTELECT COMMUNICATIONS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                            PAGE
PART I             FINANCIAL INFORMATION

ITEM 1             FINANCIAL STATEMENTS

                   Consolidated Balance Sheets of the Company                                                 2
                   at March 31, 1999 (unaudited) and December 31, 1998

                   Consolidated Statements of Operations of the Company                                       4
                   (unaudited) for the three months ended March 31, 1999 and 1998

                   Consolidated Statements of Cash Flows of the Company                                       5
                   (unaudited) for the three months ended March 31, 1999 and 1998

                   Notes to Consolidated Financial Statements                                                 6

ITEM 2             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                                          8
                   CONDITION AND RESULTS OF OPERATIONS

PART II            OTHER INFORMATION

ITEM 3             CHANGES IN SECURITIES                                                                     15

ITEM 4             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                       15

ITEM 6             EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K                          15

                   SIGNATURES

                         PART I - FINANCIAL INFORMATION



ITEM 1 - FINANCIAL STATEMENTS

                 INTELECT COMMUNICATIONS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                    (Thousands of dollars, except share data)

                                                                  March 31,     December 31,
                                                                    1999           1998
                                                                 ----------     ----------
                                                                (unaudited)
                                        Assets

Current assets:                                                  $
   Cash and cash equivalents                                             --            991
   Investments                                                          681            681
   Accounts receivable net of allowances of $900 and
    $870 in 1999 and 1998                                             5,705          7,232
   Inventories                                                        6,856          6,854
   Prepaid expenses                                                     478            655
                                                                 ----------     ----------
                           Total current assets                      13,720         16,413

Property and equipment, net                                           6,131          6,386
Goodwill, net                                                         4,619          4,787
Software development costs, net                                       2,909          3,134
Other intangible assets, net                                            835            916
Other assets                                                            631            446
                                                                 ----------     ----------
                                                                     28,845         32,082
                                                                 ----------     ----------

                                                                     (Continued)
See accompanying notes to consolidated financial statements.

                 INTELECT COMMUNICATIONS, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets (Continued)
                    (Thousands of dollars, except share data)

                                                                                             March 31,      December 31,
                                                                                               1999            1998
                                                                                            ----------      ----------
                                                                                           (unaudited)
                         Liabilities and Stockholders' Equity

Current liabilities:
   Notes payable                                                                            $      883           1,173
   Current maturities of long-term debt, net of unamortized discount
       of $157 in 1999                                                                          15,283             440
   Accounts payable                                                                              4,117           4,293
   Accrued liabilities                                                                           3,444           3,375
   Net liabilities of discontinued operations                                                      400             400
   Deferred income taxes                                                                            45              45
   Current installments of obligations under capital leases                                        102             126
                                                                                            ----------      ----------
                           Total current liabilities                                            24,274           9,852

Long-term debt, net of unamortized discount of $388                                                 --          14,612
Long-term obligations under capital leases, net of current installments                             40              42
Deferred income taxes                                                                               44              44
                                                                                            ----------      ----------
                                                                                                24,358          24,550
                                                                                            ----------      ----------
Commitments and contingencies

Stockholders' equity:
   $2.0145, 10% cumulative convertible preferred stock, series A, $.01 par value (aggregate involuntary liquidation preference $7,687,000).
       Authorized 10,000,000 shares; 3,719,409 and 4,219,409 issued and
       outstanding in 1999 and 1998, respectively                                                   37              42
   Series C convertible preferred stock, $.01 par value (aggregate involuntary liquidation preference $704,000). Authorized
       12,500 shares; 673 and 1,843 issued and outstanding in 1999
       and 1998, respectively                                                                        1               1
   Series D convertible preferred stock, $.01 par value (aggregate involuntary liquidation preference $7,559,000).  Authorized
       10,000 shares; 7,310 and 8,250 issued and outstanding in 1999
       and 1998, respectively                                                                        1               1
   Series E convertible preferred stock, $.01 par value (aggregate involuntary liquidation preference $3,017,000).  Authorized
       9,600 shares; 3,000 issued and outstanding in 1999                                            1              --
   Common stock, $.01 par value.  Authorized 100,000,000 shares;
       36,959,665 and 32,333,085 shares issued in 1999 and 1998,
       respectively                                                                                369             323
   Additional paid-in capital                                                                  109,739         104,451
   Accumulated deficit                                                                        (104,564)        (96,189)
                                                                                            ----------      ----------
                                                                                                 5,584           8,629
   Less 191,435 shares of common stock in treasury                                              (1,097)         (1,097)
                                                                                            ----------      ----------
                           Total stockholders' equity                                            4,487           7,532
                                                                                            ----------      ----------
                                                                                            $   28,845          32,082
                                                                                            ==========      ==========

See accompanying notes to consolidated financial statements.

                 INTELECT COMMUNICATIONS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                    (Thousands of dollars, except share data)


                                                                     Three Months Ended March 31,
                                                                     --------------------------
                                                                        1999            1998
                                                                     ----------      ----------
                                                                             (unaudited)
Net revenue                                                          $    3,123           5,514
Cost of revenue                                                           4,068           4,008
                                                                     ----------      ----------
     Gross profit (loss)                                                   (945)          1,506
                                                                     ----------      ----------

Expenses:
   Engineering and development                                            2,433           2,845
   Selling and administrative                                             3,482           3,630
   Amortization of goodwill                                                 168             331
                                                                     ----------      ----------
                                                                          6,083           6,806
                                                                     ----------      ----------
     Operating loss                                                      (7,028)         (5,300)
                                                                     ----------      ----------

Other income (expense):
   Interest expense                                                        (807)         (1,023)
   Interest income and other                                                (63)            109
                                                                     ----------      ----------
                                                                           (870)           (914)
                                                                     ----------      ----------
     Loss from continuing operations before income taxes                 (7,898)         (6,214)

Income tax expense                                                            6              --
                                                                     ----------      ----------
     Loss from continuing operations                                     (7,904)         (6,214)

Loss on disposal of discontinued operations, net of tax                      --             (88)
                                                                     ----------      ----------
     Net loss                                                        $   (7,904)         (6,302)
                                                                     ==========      ==========


Dividends on preferred stock                                               (471)           (746)
                                                                     ----------      ----------

Loss allocable to common stockholders                                $   (8,375)         (7,048)
                                                                     ==========      ==========

Basic and diluted loss per share:
   Continuing operations                                             $    (0.24)          (0.29)
   Discontinued operations                                                   --              --
                                                                     ----------      ----------
     Net loss per share                                              $    (0.24)          (0.29)
                                                                     ==========      ==========

Weighted average number of common shares outstanding (thousands)         34,732          24,109
                                                                     ==========      ==========

See accompanying notes to consolidated financial statements.

                 INTELECT COMMUNICATIONS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                    (Thousands of dollars, except share data)


                                                                                  Three Months Ended March 31,
                                                                                   --------------------------
                                                                                      1999            1998
                                                                                   ----------      ----------
                                                                                          (unaudited)
Cash flows from operating activities:
   Net loss                                                                        $   (7,904)         (6,302)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
        Depreciation and amortization                                                   1,199             854
        Amortization of loan discount                                                     421             703
        Loss on disposal of discontinued operations                                        55              88
        Stock option compensation                                                          --              25
        Noncash operating expenses                                                         33              31
        Change in operating assets and liabilities, net of effects of acquired companies:
             Accounts receivable                                                        1,527           2,859
             Inventories                                                                   (2)           (803)
             Other assets                                                                 (49)           (302)
             Accounts payable and accrued liabilities                                     296          (4,783)
                                                                                   ----------      ----------
               Net cash used in operating activities                                   (4,424)         (7,630)
                                                                                   ----------      ----------

Cash flows from investing activities:
   Payments for disposal of discontinued operations                                       (55)            (88)
   Purchase of other intangible assets                                                     33              (9)
   Capital expenditures                                                                  (183)           (766)
   Software development costs                                                            (324)             --
   Proceeds from sale of marketable securities                                             --              52
                                                                                   ----------      ----------
               Net cash used in investing activities                                     (529)           (811)
                                                                                   ----------      ----------

Cash flows from financing activities:
   Proceeds from issuance of notes payable                                                 --           3,020
   Debt issuance costs                                                                     --             (90)
   Principal payments on notes payable                                                   (290)           (290)
   Principal payments under capital lease obligations                                     (66)            (24)
   Principal payments on long-term debt                                                    --            (679)
   Proceeds from issuance of preferred shares                                           2,518           9,179
   Proceeds from issuance of common shares                                              1,800              --
   Proceeds from exercise of employee stock options                                        --              89
                                                                                   ----------      ----------
               Net cash provided by financing activities                                3,962          11,205
                                                                                   ----------      ----------

Net decrease in cash and cash equivalents                                                (991)          2,764
Cash and cash equivalents, beginning of period                                            991           2,094
                                                                                   ----------      ----------
Cash and cash equivalents, end of period                                           $       --           4,858
                                                                                   ==========      ==========


See accompanying notes to consolidated financial statements.

                          INTELECT COMMUNICATIONS, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                 March 31, 1999

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

         The accompanying consolidated financial statements do not include certain footnotes and financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K as at December 31, 1998.

INVENTORIES

         The components of inventories are as follows:

                                                        March 31,     December 31,
                                                       ----------      ----------
                                                          1999            1998
                                                       ----------      ----------
                                                            ($ Thousands)
        Raw materials                                  $    3,235           5,038
        Work in progress                                      914             888
        Finished goods                                      4,821           3,472
                                                       ----------      ----------
                                                            8,971           9,398
        Less: allowance for obsolescence                   (2,115)         (2,544)
                                                       ----------      ----------
                                                       $    6,856           6,854
                                                       ==========      ==========

SEGMENTS OF BUSINESS

         Revenue by business segment:

                                                      Three Months Ended March 31,
                                                      ----------------------------
                                                          1999           1998
                                                       ----------     ----------
                                                             ($ Thousands)
        Fiber optic multiplexer                        $    1,047          2,162
        Engineering services                                1,551          2,649
        Digital signal processor                              106            202
        Video communication                                   393            309
        Switching and other                                    26            192
                                                       ----------     ----------
                                                       $    3,123          5,514
                                                       ==========     ==========

         Segment-specific margins (Gross profit less total engineering and development costs, including capitalized software, and asset write downs for the segment):

                                                      Three Months Ended March 31,
                                                       --------------------------
                                                          1999            1998
                                                       ----------      ----------
                                                             ($ Thousands)
        Fiber optic multiplexer                        $   (1,841)           (865)
        Engineering services                                   83           1,064
        Digital signal processor                             (331)           (356)
        Video communication                                  (226)           (187)
        Other                                              (1,220)           (995)
                                                       ----------      ----------
           Subtotal segment specific                       (3,535)         (1,339)
        Capitalized software                                  157              --
        All other expenses                                 (3,650)         (3,961)
                                                       ----------      ----------
           Operating loss                              $   (7,028)         (5,300)
                                                       ==========      ==========


         Assets identifiable only by combined segments:

                                                          At March 31,  At December 31,
                                                             1999           1998
                                                          ----------     ----------
                                                                ($ Thousands)
        Fiber optic multiplexer, visual communication
            and other                                     $   19,069         20,906
        Engineering services and DSP                           8,047          8,200
        Not allocable to a segment                             1,729          2,976
                                                          ----------     ----------
                       Total                              $   28,845         32,082
                                                          ==========     ==========

SUBSEQUENT EVENTS

         On April 20, 1999, the Company sold $3,000,000 of Series E convertible preferred stock in a private placement. Purchasers of the preferred stock received warrants to purchase 300,000 shares of common stock at a price of 110% of the "Market Price" (as defined) on the first issuance date of Series E preferred stock. Accumulated premium, conversion, redemption and other terms and conditions of the Series E preferred stock are more fully described in the Form 8-K filed March 2, 1999.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE PERIOD ENDED MARCH 31, 1999

FORWARD LOOKING STATEMENT

         This Form 10-Q contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The forward looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, the forward looking statements. Factors that might cause such a difference include, but are not limited to, those relating to: general economic conditions in the markets in which the Company operates, success in the development and market acceptance of new and existing products (particularly SONETLYNX, FIBRETRAX, LANSCAPE, and CS4); dependence on suppliers, third party manufacturers and channels of distribution; customer and product concentration; fluctuations in customer demand; maintaining access to external sources of capital; ability to execute management's margin improvement and cost control plans; overall management of the Company's expansion; and other risk factors detailed from time to time in the Company's filings with the Securities and Exchange Commission, including without limitation those set forth in the Section entitled "Risk factors" in the form S-3 of the Company filed in April 2, 1999.

THE COMPANY

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

PRODUCTS, TECHNOLOGIES AND SERVICES

Multi-service Access Platform (MAP)

         This Integrated Access Device (IAD), marketed under the names SONETLYNX and FIBRETRAX, the Company believes is a revolutionary networking infrastructure product for public and private networks to cost-effectively create voice, data and/or video networks of virtually any size and application. It is defined as a platform because, from its basic architecture, it can be configured into many separate products for a variety of functions and applications. Through the use of different protocol cards, the MAP can simultaneously combine multiple communication transmissions such as video and graphics communications, data files, voice and any IP-based service over a single network. The products are compatible with Synchronous Optical Network (SONET) and Synchronous Digital Hierarchy (SDH) standards in order to provide fail-safe networks. The SONETLYNX and FIBRETRAX, in addition to providing add-drop multiplexing, provide the functions of traditional networking equipment such as bridges, channel banks, routers and video matrix switches, thus offering significant savings in cost and time for the user when OC-1 or OC-3 bandwidth is required. The MAP expands into markets horizontally by increasing the types of protocols (applications) it can transport, and vertically by increasing its capacity (transmission speed). Currently, the MAP can transport voice, T1/E1, Ethernet (10/100baseT), JPEG video and low speed data protocols such as RS-232 and RS-422 at speeds up to the OC-3/STM-1 rate (155 Mbps). Product advancements scheduled during 1999 include adding the protocol cards for ISDN, digital modem pool and Frame Relay as well as increasing the MAP's transmission speed to the OC-12/STM-4 rate (622 Mbps). Video and high speed data modules are planned with higher port density. Network management systems are under development in the Windows NT version. The cost effectiveness and competition advantage of the MAP are expected to increase with the addition of each major protocol and increase in transmission speed.

Engineering Services

         DNA Enterprises, Inc. ("DNA"), the Company's engineering services operation, provides advanced product and system design and development services for a variety of clients in the communications industry. The Company believes DNA Enterprises is a leading contract and outsource development resource for the communications industry. DNA provides expertise in digital signal processing
(DSP), switching and transport systems, computer telephony integration (CTI), embedded systems, data communications, intelligent networks, video processing, and wireless communications technologies.

Digital Signal Processing

         The DSP Design Center is a Center of Excellence within DNA that provides state-of-the-art digital signal processing technology to systems developers around the world to afford them leading-edge solutions, faster time-to-market, and reduced technical risk for their product development programs. The DSP Design Center has developed a product line consisting of standard designs for high performance circuit boards, and offers custom designed hardware, application support software, real-time operating systems, and consulting services to product manufacturers and application developers in the multimedia, image processing, communications, and remote sensing systems arenas. The bulk of the Design Center's activities center around the Texas Instruments ("TI") line of Digital Signal Processors, with emphasis on TI's high performance C5x and C8x devices and a particular focus on the new TI C6000 processor line.

Visual Communications

         The LANSCAPE product is designed to provide full motion, collaborative video communications in a cost effective solution for desktop PCs. The product has the capability to conduct up to a three-way conference call without a costly multiconferencing unit (MCU), transmit video broadcasts using IP multicast, and use its integrated software to switch between two incoming video sources. Each incoming video is contained in an individual window which the user can control as to size and volume. In addition to video conferencing, LANSCAPE features video record and playback controls for applications such as education/training and recorded event distribution. LANSCAPE support of IP multicast allows for transmission of live or pre-recorded video from one to many.

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

-------------------------------------------------------------------------------
COMPARISON OF FIRST QUARTER 1999 TO FIRST QUARTER 1998
-------------------------------------------------------------------------------

         The Company believes the financial results for the first quarter of 1999 are not indicative of expected results for the year. The Company is implementing a new strategy of focusing resources and activities on high growth markets in networking equipment and digital signal processing. The Company is concentrating on private and public network access applications involving the integration, transport and convergence of voice, data and video services.

         Commencing in the second quarter, the Company expects a turnaround in operations, based on the substantial backlog of orders received so far this year. The current period marks the fifth quarter impacted by the loss of substantial business formerly concentrated in Korea. Expenses have been reduced. Product development spending has been maintained to position the Company for participation in non-Korean and new growth markets.

         The following table shows the revenue and gross profit for the Company's products:

                                                      Three Months Ended March 31,
                                                       --------------------------
                                                          1999            1998
                                                       ----------      ----------
                                                             ($ Thousands)
           Revenue:
           Fiber optic multiplexer                     $    1,047           2,162
           Engineering services                             1,551           2,649
           Digital signal processor                           106             202
           Video communication                                393             309
           Switching and other                                 26             192
                                                       ----------      ----------
                                                       $    3,123           5,514
                                                       ----------      ----------
           Gross profit (loss):
           Fiber optic multiplexer                     $   (1,001)            556
           Engineering services                                83           1,064
           Digital signal processor                           (90)           (193)
           Video communication                                 47             136
           Switching and other                                 16             (57)
                                                       ----------      ----------
                                                       $     (945)          1,506
                                                       ----------      ----------

NET REVENUE

         The decrease in revenue from fiber optic multiplexer products is mainly attributable to the loss of shipments to Korea. Non-Korean revenue increased 4% in 1999 compared to 1998. The Company expects this product line to benefit materially from new orders and improving operations in following quarters. The decrease in engineering services revenue reflects a transition to new projects upon the completion of several large customer programs. Digital signal processor revenue was delayed and restricted by a temporary shortage of integrated circuit components from Texas Instruments. Shipments resumed in March 1999, and the components are expected to be supplied on an allocation basis through June.

GROSS PROFIT

         Gross profit on fiber optic multiplexer products declined as a result of the lower volume of shipments. Engineering services gross profit declined due to the lower revenue level. The Company expects the gross profit to increase in subsequent quarters as a result of higher levels of operations based on the production and shipment of new orders in backlog.

ENGINEERING AND DEVELOPMENT (E&D) EXPENSE

         Engineering and development expense decreased 14% to $2,433,000 from $2,845,000 in the prior year period. In addition, $157,000 of software development costs were capitalized in 1999. The combined totals of these development costs were distributed by product line as follows:

                                                      Three Months Ended March 31,
                                                       -------------------------
                                                          1999           1998
                                                       ----------     ----------
                                                            ($ Thousands)
           Fiber optic multiplexer                     $      840          1,421
           CS4                                              1,236            938
           Digital signal processor                           241            163
           Video communication                                273            323
                                                       ----------     ----------
                                                       $    2,590          2,845
                                                       ==========     ==========

         During the first quarter of 1999, the architecture of the SONETLYNX and FIBRETRAX fiber optic multiplexer product lines were advanced to improve functionality and cost-effectiveness in support of migration into public carrier access markets.

         The higher level of CS4 development spending reflects primarily subsystem testing, systems integration, load testing and performance analysis to complete beta systems. The field trial phase commenced at the end of the quarter with delivery of the beta system to the customer site and the initial implementation of the customer's application.

         Digital signal processing product development included the design of two new lines of ruggedized VME circuit boards, one based on Texas Instruments' C6000 DSP processors and the other on PowerPC RISC processors. The Company believes these next generation products are the centerpiece for the Company's standard product offering for the harsh environment market.

         Video communication product development continued in the areas of PCI compliant hardware, H.323 interoperability, and specialized application interfaces. The Company expects future spending on this product line to be reduced substantially after the second quarter.

AMORTIZATION OF GOODWILL

         The amount of amortization of goodwill has been reduced $163,000 per quarter due to the writeoff in September 1998 of goodwill in connection with the acquisition of Intelect, Inc., which in 1995 was concentrated in the air traffic control business, no longer a principal line of business for the Company.

SELLING AND ADMINISTRATIVE EXPENSE

         Compared to the prior year period, selling and administrative expenses were reduced 4% to $3,482,000 from $3,630,000. On March 25, 1999, the Company announced the closing of three offices dedicated to the video conferencing product line and consolidated selling operations in order to reduce spending. See "Expense Reductions" page 14.

INTEREST EXPENSE

         Interest expense decreased to $807,000 from $1,023,000 in the prior year period. Cash interest costs increased to $385,000 from $320,000 due to the addition of lines of credit secured by accounts receivable and inventory, offset by reduced obligations to former shareholders of DNA. The remainder of reportable interest expense consists of non-cash costs of financings, namely, amortization of debt discount and deferred financing costs attributable to valuation of warrants using the Black-Scholes pricing model. Amortization of approximately $400,000 does not continue after March 1999.

DIVIDENDS ON PREFERRED STOCK

         Preferred dividends include $322,000 and $369,000 in 1999 and 1998, respectively, which the Company has elected to pay in common stock. Also reported as dividends are non-cash financing costs of $148,000 and $377,000, respectively, attributable to the value of beneficial conversion features of the preferred stock. During the second quarter of 1999, a one-time amount of $1,037,000 of such non-cash financing costs will be reportable as dividends due to the issuance of Series E preferred.

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

-------------------------------------------------------------------------------
LIQUIDITY AND CAPITAL RESOURCES
-------------------------------------------------------------------------------

         For the three months ended March 31, 1999, cash balances were decreased by $991,000. During the three month period, cash used in operations, ($4,424,000), and in investing activities, ($829,000), was funded by the reduction in cash balances and by securing new financing, net of repayments, of $3,962,000.

OPERATING ACTIVITIES

         Net cash used in operations consisted of the $7,904,000 net loss offset by the $1,827,000 increase in working capital and by $1,653,000 of non-cash charges. The net loss primarily reflects the effect of fixed costs in a period of lower revenue and the continuation of new product development mitigated by expense reductions in all product lines.

         o Accounts receivable were a source of funding due to collections from customers of $1,527,000 in excess of new shipments and billings.

         o The non-cash charges were primarily $1,199,000 depreciation and amortization of intangible assets and $421,000 of amortization of deferred financing costs.

INVESTING ACTIVITIES

         Investments consisted primarily of capitalized software development costs of $324,000 and capital expenditures of $183,000 for fixed asset additions. Both elements of investment spending were primarily in support of SONETLYNX and FIBRETRAX product line enhancements.

FINANCING ACTIVITIES

         Cash uses were financed by the following transactions during the three month period ended March 31, 1999:

         o        $1,800,000 from the sale of common stock in January

         o        $3,000,000 from the sale of Series E preferred stock in March

         In January, the Company exercised its right to extend the term of the Credit Facility to February 12, 2000. In March, the term of the Receivables Loan was extended to February 12, 2000.

LIQUIDITY OUTLOOK

SUBSEQUENT FINANCING ACTIVITIES

         On April 20, 1999, the Company sold $3,000,000 of Series E preferred stock in a private placement. As disclosed in the Form 8-Ks of the Company filed on March 2 and March 8, 1999, the Series E preferred stock has a five year term, an accrued premium of 8% per annum payable in common stock, and is convertible into common stock at the lesser of a fixed or variable conversion price. The fixed conversion price is $0.90625 and the variable conversion price is 83.5% of the average of the two lowest closing bid prices in the forty trading days prior to the date of conversion. On April 26, 1999, the Company notified the holders that it is suspending indefinitely any further conversion of the Series E preferred stock. See below.

DISCONTINUANCE OF CONVERSIONS OF PREFERRED STOCK

         As disclosed in the Form 8-K filed on April 26, 1999, the Company is discontinuing indefinitely conversions of its outstanding shares of Series C, Series D, and Series E Convertible Preferred Stock . The Company believes, among other things, that purchasers of the Series C and Series D preferred stock violated representations and warranties regarding investment purpose and intent. The purchasers of the Series E preferred stock made the same representations regarding investment purpose and intent as they made in connection with their purchase of the Series C and D preferred stock. No shares of Series E preferred stock have been submitted for conversion, but should they be, the Company also will not effect conversions of such shares for an indefinite period of time.

         Although the terms and conditions of the preferred stock provide that, as a result of the failure to convert, the holders may be entitled to significant liquidated damages and to require redemption of the preferred stock, the Company believes there are significant defenses to any claims to enforce such remedies. In addition, the Company believes there are significant affirmative claims and remedies available to the Company. However, under present conditions, if the holders of the preferred stock were ultimately successful in enforcing a demand for redemption and liquidated damages, the current value of approximately $16,000,000 would have a material adverse effect on the Company's financial condition and results of operations.

NASDAQ LISTING STATUS

         The Company is in the process of reviewing with Nasdaq, according to Nasdaq procedures, the Company's plans and expectations for continued compliance with listing requirements for the Nasdaq National Market, primarily with respect to net tangible assets. Nasdaq advised non-compliance based on financial information contained in the Company's Form 10-K for the period ended December 31, 1998. The Company advised Nasdaq of the Company's expectation of compliance based upon subsequent events and developments during 1999. Within Nasdaq procedures, the Company has also stayed a Nasdaq delisting determination at the staff level by requesting a hearing by the Nasdaq Listing Qualifications Hearing Department to review Company progress, plans and expectations. There can be no assurance that the hearing and subsequent processes will result in a determination favorable to the Company and the Company's common stock will continue to be listed on the Nasdaq National Market. The inability to maintain the listing could adversely affect the liquidity of the Company's common stock. If a delisting continues, a Triggering Event with respect to the Series C, Series D and Series E preferred stock may occur. Such an event would enable the holders to demand redemption. Under present conditions, redemption would have a material adverse effect on the Company's financial condition and results of operation.

DEBT MATURITIES

         o The Credit Facility and Receivables Loan, which have an aggregate principal amounts outstanding of $15,000,000, become due on February 12, 2000. The Company intends to refinance those debts at the maturity date, but no assurance can be given that a refinancing can be arranged.

         o The Inventory Loan with a principal balance of $500,000 and accumulated interest of $9,000 was due in installments on April 1 and May 1, 1999. The Company is in negotiation with the lender to extend the maturity of this obligation.

         o Obligations to two former owners of DNA, having an aggregate principal and interest amount of $433,000, is scheduled for repayment in May and June, 1999.

EXPENSE REDUCTIONS

         On March 25, 1999, the Company announced the closing of three offices of its Intelect Visual Communications unit and consolidation of operations in Richardson, Texas, in order to maximize engineering expertise in E&D, achieve greater utilization of existing sales, marketing and customer service infrastructures, and to realize expected reductions in overall cost structure in excess of $2 million on an annualized basis.

CONCLUSION

         The Company has operational, financial and product introduction plans which, if achieved, will result in profitability and cash equilibrium before the end of 1999. Considering the available financial resources, current business prospects, the outlook for cash available from customer collections, the outlook for cash to be used in operations and investing, and actions to control spending, the Company believes it has or can obtain the financial resources to meet its business requirements for the balance of the current year. There can be no assurance, however, that the assumptions and projections underlying or supporting this outlook will be realized. The Company has incurred significant operating losses and negative cash flows from operations in the last three years. The cash flows were funded by proceeds from borrowings under credit facilities and by sales of convertible debentures, preferred stock, and common stock. The Company expects operating losses and negative operating cash flow to continue at least through mid-year 1999. It is uncertain when, if ever, the Company will report operating income or positive cash flow from operations. If cash needs exceed available resources, there also can be no assurance that additional capital will be available through public or private equity or debt financings. The financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result from the unfavorable outcome of such an uncertainty.

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

                           PART II - OTHER INFORMATION

ITEM 3 - CHANGES IN SECURITIES

         (c)  Recent sales of unregistered securities

         Effective as of April 1, 1999, the Company authorized the issuance of 188,217 shares of common stock in lieu of a $195,000 cash dividend on its Series A preferred stock for the quarter ended March 31, 1999.

         As disclosed in the Form 8-K filed March 8, 1999, the Company sold $3,000,000 of Series E convertible preferred stock in a private placement on March 5, 1999. Pursuant to the terms of a Securities Purchase Agreement, as disclosed in the Form 8-K filed March 2, 1999, an additional $3,000,000 of Series E convertible preferred stock was sold in a private placement on April 20, 1999.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         A special meeting of stockholders was held on March 3, 1999, for the purposes of (1) amending the Company's Amended and Restated Certificate of Incorporation to increase authorized shares of common stock from 50,000,000 to 100,000,000 and (2) approving the issuance of common stock issuable upon conversion of Series C and Series D convertible preferred stock. Both matters were approved by stockholders.

         The proposal to increase authorized common shares was approved by a vote of 29,578,530 for and 752,247 against. The proposal was approved by an affirmative vote of 89.1% of the total shares outstanding on the record date, a majority of the shares. The proposal to approve the issuance of common stock issuable upon conversion of preferred stock was approved by a vote of 12,534,653 for, 747,429 against and 130,791 abstaining. The proposal was approved by an affirmative vote of 93.5% of shares represented at the meeting, a majority of such shares.

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

Exhibit
No.              Exhibit

27.0             Financial Data Schedule

        C. The Company has not filed any report on Form 8-K during the period covered by this Report, except as follows:

        Form 8-K filed February 3, 1999
        Form 8-K filed March 2, 1999
        Form 8-K filed March 8, 1999

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          INTELECT COMMUNICATIONS, INC.
                                  (Registrant)



Date:    May 17, 1999         By: /s/ EDWIN J. DUCAYET, JR.
                                  ---------------------------------------------
                                  Edwin J. Ducayet, Jr.
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)




Date:    May 17, 1999             /s/ HERMAN M. FRIETSCH
                                  ---------------------------------------------
                                  Herman M. Frietsch
                                  Chief Executive Officer and Director
                                  (Principal Executive Officer)

                               INDEX TO EXHIBITS


          Exhibit
          No.              Exhibit
          -------          -------
          27.0             Financial Data Schedule