Form 10-Q
period 1999-06-30
INTELECT COMMUNICATIONS INC
filed 1999-08-16
CIK 316672

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                    1100 EXECUTIVE DRIVE, RICHARDSON, TEXAS
                                     75081
             (Address of Principal Executive Offices and Zip Code)

                                  972-367-2100
              (Registrant's Telephone Number, Including Area Code)

                      ------------------------------------

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No     .
                                             -----   -----
There were 48,885,278 shares of Common Stock outstanding as of August 10, 1999.


===============================================================================

                 INTELECT COMMUNICATIONS, INC. AND SUBSIDIARIES

                                     INDEX

                                                                                                           Page
                                                                                                           ----
PART I             FINANCIAL INFORMATION

ITEM 1             FINANCIAL STATEMENTS

                   Consolidated Condensed Balance Sheets of the Company
                   at June 30, 1999 (unaudited) and December 31, 1998                                           2

                   Consolidated Condensed Statements of Operations of the
                   Company (unaudited) for the three months and six months
                   ended June 30, 1999 and 1998
                                                                                                                4

                   Consolidated Condensed Statements of Cash Flows of the Company
                   (unaudited) for the six months ended June 30, 1999 and 1998                                  5

                   Notes to Consolidated Condensed Financial Statements                                         6

ITEM 2             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS                                                          9

PART II            OTHER INFORMATION

ITEM 3             CHANGES IN SECURITIES                                                                       13

ITEM 4             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                         13

ITEM 6             EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K                            14

                   SIGNATURES                                                                                  16

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                 INTELECT COMMUNICATIONS, INC. AND SUBSIDIARIES
                     Consolidated Condensed Balance Sheets
                   (Thousands of dollars, except share data)

                                                                               June 30,     December 31,
                                                                                 1999           1998
                                                                               ---------    ------------
                                                                              (unaudited)
                                         Assets
Current assets:
   Cash and cash equivalents                                                    $   577          991
   Investments                                                                      195          681
   Accounts receivable net of allowances of $858 and $870 in 1999 and 1998        8,580        7,232
   Inventories                                                                    7,061        6,854
   Prepaid expenses                                                                  --          655
                                                                                -------      -------
                           Total current assets                                  16,413       16,413

Property and equipment, net                                                       5,970        6,386
Goodwill, net                                                                     4,451        4,787
Software development costs, net                                                   2,680        3,134
Other intangible assets, net                                                        733          916
Other assets                                                                        539          446
                                                                                -------      -------
                                                                                 30,786       32,082
                                                                                =======      =======

                                                                                            (Continued)


See accompanying notes to consolidated condensed financial statements

                 INTELECT COMMUNICATIONS, INC. AND SUBSIDIARIES
               Consolidated Condensed Balance Sheets (Continued)
                   (Thousands of dollars, except share data)

                                                                                     June 30,      December 31,
                                                                                       1999           1998
                                                                                   -----------    ------------
                                                                                   (unaudited)

                          Liabilities and Stockholders' Equity

Current liabilities:
   Notes payable                                                                    $     864           1,173
   Current maturities of long-term debt, net of unamortized discount
       of $65 in 1999                                                                  15,155             440
   Accounts payable                                                                     5,744           4,293
   Accrued liabilities                                                                  4,044           3,375
   Net liabilities of discontinued operations                                             400             400
   Deferred income taxes                                                                   45              45
   Current installments of obligations under capital leases                                70             126
                                                                                    ---------       ---------
                           Total current liabilities                                   26,322           9,852

Long-term debt, net of unamortized discount of $388                                        --          14,612
Long-term obligations under capital leases, net of current installments                    38              42
Deferred income taxes                                                                      44              44
                                                                                    ---------       ---------
                                                                                       26,404          24,550
                                                                                    ---------       ---------

Stockholders' equity:
   $2.0145, 10% cumulative convertible preferred stock, series A,
       $.01 par value (aggregate involuntary liquidation preference
       $7,687,000 in 1999). Authorized 10,000,000 shares; 3,719,409 and
       4,219,409 issued and outstanding in 1999 and 1998, respectively                     37              42
   Series C convertible preferred stock, $.01 par value (aggregate involuntary liquidation preference $424,000 in 1999). Authorized 12,500 shares; 402 and 1,843 issued and outstanding in 1999
       and 1998, respectively                                                               1               1
   Series D convertible preferred stock, $.01 par value (aggregate involuntary liquidation preference $7,045,000 in 1999).  Authorized
       10,000 shares; 6,764 and 8,250 issued and outstanding in 1999
       and 1998, respectively                                                               1               1
   Series E convertible preferred stock, $.01 par value (aggregate involuntary liquidation preference $6,124,000 in 1999).  Authorized
       9,600 shares; 6,000 issued and outstanding in 1999                                   1              --
   Common stock, $.01 par value.  Authorized 100,000,000 shares;
       40,216,162 and 32,333,085 shares issued in 1999 and 1998,
       respectively                                                                       402             323
   Additional paid-in capital                                                         115,697         104,451
   Accumulated deficit                                                               (110,660)        (96,189)
                                                                                    ---------       ---------
                                                                                        5,479           8,629
   Less 191,435 shares of common stock in treasury                                     (1,097)         (1,097)
                                                                                    ---------       ---------
                           Total stockholders' equity                                   4,382           7,532
                                                                                    ---------       ---------
                                                                                    $  30,786          32,082
                                                                                    =========       =========

See accompanying notes to consolidated condensed financial statements.

                 INTELECT COMMUNICATIONS, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Operations
                    (Thousands of dollars, except share data)


                                                               Three Months Ended           Six Months Ended
                                                                    June 30,                    June 30,
                                                             ----------------------      ----------------------
                                                               1999          1998          1999          1998
                                                             --------      --------      --------      --------
                                                                                 (unaudited)
Net revenues                                                 $  7,193         5,156        10,316        10,670
Cost of revenue                                                 5,896         4,827         9,964         8,835
                                                             --------      --------      --------      --------
     Gross Profit                                               1,297           329           352         1,835
                                                             --------      --------      --------      --------

Expenses:
   Engineering and development                                  2,181         1,554         4,614         4,399
   Selling and administrative                                   3,071         4,402         6,553         8,031
   Amortization of goodwill                                       168           310           336           641
                                                             --------      --------      --------      --------
                                                                5,420         6,266        11,503        13,071
                                                             --------      --------      --------      --------
     Operating Loss                                            (4,123)       (5,937)      (11,151)      (11,236)
                                                             --------      --------      --------      --------
Other income (expense):
   Interest expense                                              (441)       (1,088)       (1,248)       (2,111)
   Interest income and other                                     (123)           62          (186)          170
                                                             --------      --------      --------      --------
                                                                 (564)       (1,026)       (1,434)       (1,941)
                                                             --------      --------      --------      --------
     Loss from continuing operations before income taxes       (4,687)       (6,963)      (12,585)      (13,177)

Income tax (expense) benefit                                     --             (14)            6           (14)
                                                             --------      --------      --------      --------
     Loss from continuing operations                           (4,687)       (6,977)      (12,591)      (13,191)

Loss on disposal of discontinued operations, net of tax          --             (97)         --            (185)
                                                             --------      --------      --------      --------
     Net loss                                                $ (4,687)       (7,074)      (12,591)      (13,376)
                                                             ========      ========      ========      ========

Dividends on preferred stock                                    1,357           538         1,828         1,285
                                                             --------      --------      --------      --------
     Loss allocable to common stockholders                   $ (6,044)       (7,612)      (14,419)      (14,661)
                                                             ========      ========      ========      ========
Basic and diluted loss per share:
   Continuing operations                                     $  (0.16)        (0.31)        (0.40)        (0.60)
   Discontinued operations                                       --            --            --           (0.01)
                                                             --------      --------      --------      --------
     Net loss per share                                      $  (0.16)        (0.31)        (0.40)        (0.61)
                                                             ========      ========      ========      ========
Weighted average number of common shares outstanding
   (thousands)                                                 38,081        24,271        36,307        24,190
                                                             ========      ========      ========      ========

See accompanying notes to consolidated condensed financial statements.

                 INTELECT COMMUNICATIONS, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                    (Thousands of dollars, except share data)

                                                                                          Six Months Ended June 30,
                                                                                         ---------------------------
                                                                                           1999               1998
                                                                                         --------            -------
                                                                                                  (unaudited)
Cash flows from operating activities:
   Net loss                                                                              $(12,591)           (13,376)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
        Depreciation and amortization                                                       2,160              1,833
        Amortization of loan discount                                                         512              1,540
        Loss on disposal of discontinued operations                                            66                186
        Stock option compensation                                                            --                   50
        Noncash operating expenses                                                           (136)                93
        Change in operating assets and liabilities, [net of effects of acquired companies]:
             Accounts receivable                                                           (1,347)             2,782
             Inventories                                                                     (208)            (1,539)
             Other assets                                                                     519               (123)
             Accounts payable and accrued liabilities                                       2,477             (3,924)
                                                                                         --------            -------
               Net cash used in operating activities                                       (8,548)           (12,478)
                                                                                         --------            -------
Cash flows from investing activities:
   Payments for disposal of discontinued operations                                           (66)              (133)
   Purchase of other intangible assets                                                          7                (12)
   Capital expenditures                                                                      (441)            (1,402)
   Software development costs                                                                (331)            (1,032)
   Proceeds from sale of marketable securities                                                486                 52
                                                                                         --------            -------
               Net cash used in investing activities                                         (345)            (2,527)
                                                                                         --------            -------
Cash flows from financing activities:
   Proceeds from issuance of notes payable                                                   --               10,020
   Debt issuance costs                                                                       --                  (73)
   Principal payments on notes payable                                                       (529)            (9,290)
   Principal payments under capital lease obligations                                         (60)               (47)
   Principal payments on long-term debt                                                      --               (1,215)
   Proceeds from issuance of preferred shares                                               5,518             18,824
   Proceeds from issuance of common shares                                                  3,550               --
   Proceeds from exercise of employee stock options                                          --                  282
                                                                                         --------            -------
               Net cash provided by financing activities                                    8,479             18,501
                                                                                         --------            -------
Net increase (decrease) in cash and cash equivalents                                         (414)             3,496
Cash and cash equivalents, beginning of period                                                991              2,094
                                                                                         --------            -------
Cash and cash equivalents, end of period                                                 $    577              5,590
                                                                                         ========           ========


See accompanying notes to consolidated condensed financial statements.

                          INTELECT COMMUNICATIONS, INC.
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)
                                  June 30, 1999

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

         The accompanying consolidated financial statements do not include certain footnotes and financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K as of December 31, 1998.

INVENTORIES

         The components of inventories are as follows:


                                           June 30,     December 31,
                                        ------------    ------------
                                            1999           1998
                                        ------------    ------------
                                                 ($ Thousands)

Raw materials                           $      3,325           5,038
Work in progress                                 789             888
Finished goods                                 5,115           3,472
                                        ------------    ------------
                                               9,229           9,398
Less: allowance for obsolescence              (2,137)         (2,544)
                                        ------------    ------------
                                        $      7,061           6,854
                                        ============    ============

SEGMENTS OF BUSINESS

         Revenue by business segment:


                                           Three Months Ended      Six Months Ended
                                                June 30,              June 30,
                                           -------------------   -------------------
                                             1999       1998       1999        1998
                                           --------   --------   --------   --------
                                                          ($ Thousands)

Revenue:
Multi-services access platform (MAP)       $  4,760      1,580      5,807      3,742
Design services                               1,172      2,154      2,723      4,803
Digital signal processors (DSP)                 805        852        911      1,054
Video network products                          187        530        580        839
Other                                           269         40        295        232
                                           --------   --------   --------   --------
                                           $  7,193      5,156     10,316     10,670
                                           --------   --------   --------   --------

         Segment-specific margins (Gross profit less total engineering and development costs, including capitalized software, and asset write-downs for the segment):


                                              Three Months Ended       Six Months Ended
                                                    June 30,                June 30,
                                             --------------------    --------------------
                                               1999        1998        1999         1998
                                             --------    --------    --------    --------
                                                            ($ Thousands)

Multi-services access platform (MAP)         $     20      (1,809)     (1,821)     (2,674)
Design services                                   153         521         236       1,585
Digital signal processors (DSP)                   112          59        (219)       (297)
Video network products                           (735)        (67)       (961)       (254)
Other                                            (607)       (961)     (1,827)     (1,956)
                                             --------    --------    --------    --------
  Subtotal segment specific                    (1,057)     (2,257)     (4,592)     (3,596)
Capitalized software                              174       1,032         331       1,032
All other expenses                             (3,240)     (4,712)     (6,890)     (8,672)
                                             --------    --------    --------    --------
   Operating loss                            $ (4,123)     (5,937)    (11,151)    (11,236)
                                             ========    ========    ========    ========


         Assets identifiable only by combined segments:


                                                              At December 31,
                                          At June 30, 1999         1998
                                          ----------------   ---------------
                                                     ($ Thousands)

MAP, video and other                       $        20,333            20,906
Design services and DSP                              7,850             8,200
Not allocable to a segment                           2,603             2,976
                                           ---------------   ---------------
               Total                       $        30,786            32,082
                                           ===============   ===============


FINANCING MATTERS

         On April 20, 1999, the Company sold $3,000,000 of Series E convertible preferred stock in a private placement. The Series E preferred stock had a five year term, an accrued premium of 8% per annum payable in common stock, and is convertible into common stock at the lesser of a fixed or variable conversion price. The fixed conversion price was $0.90625 and the variable conversion price was 83.5% of the average of the two lowest closing bid prices in the forty trading days prior to the date of conversion. Purchasers of the preferred stock received warrants to purchase 300,000 shares of common stock at a price of 110% of the "Market Price" (as defined) on the first issuance date of Series E preferred stock. The warrants have a five-year term, and the exercise price shall be set to 110% of the Market Price on the last day of July and January of each year if such price is less than the previous exercise price.

         During June 1999, the Company sold in a private placement transaction, exempt from registration under Section 4(2) of the Exchange Act of 1933, 1,762,500 shares of common stock at a price of $0.95 per share. The offering was made solely to accredited investors. The Company granted to the purchasers registration rights covering the resale of the common stock. A placement agent was paid a fee of 106,263 shares of common stock in connection with the sale of 1,062,316 of the shares.

         In July 1999, the Company and holders of its Series C, D and E preferred stock settled certain disputes regarding the conversion of such preferred stock into common stock. As a result of this settlement, all shares of preferred stock will be converted into an aggregate of approximately 13,354,000 shares of common stock. As a part of these settlement agreements, the holders of the preferred stock agreed to certain restrictions including volume limitation on the sale of common stock received pursuant to the settlements and prohibitions on short sales of common stock and selected types of transactions.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE PERIOD ENDED JUNE 30, 1999

FORWARD LOOKING STATEMENT

         This Form 10-Q contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The forward looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, the forward looking statements. Factors that might cause such a difference include, but are not limited to, those relating to: general economic conditions in the markets in which the Company operates, success in the development and market acceptance of new and existing products; dependence on suppliers, third party manufacturers and channels of distribution; customer and product concentration; fluctuations in customer demand; maintaining access to external sources of capital; ability to execute management's margin improvement and cost control plans; overall management of the Company's expansion; and other risk factors detailed from time to time in the Company's filings with the Securities and Exchange Commission.

THE COMPANY

         The Company is engaged in the business of designing, developing, manufacturing, marketing and selling products and services for managing digital signals and converging voice, data and video networks. The Company's current operations were established through a series of mergers in 1995 and 1996, at which time four communications product platforms were defined to respond to the increasing demands of speed and complexity in communications networks.

         The Company is strategically focusing its product lines and services to take advantage of the convergence of telecommunications (telecom) and data communications (datacom). This convergence is being driven by the explosive growth of network capacities (i.e. bandwidth) and Internet applications such as E-commerce, which is accelerating the expansion of network capabilities. These industry trends create requirements for today's network designers, integrators and directors to manage multiple applications, at multiple locations, within bandwidth resources and while balancing the need for network reliability. The Company's product lines are for these evolving markets, applications and requirements.

         The Company's objective is to develop and bring to market a new generation of intelligent, flexible and scalable communications products designed to combine current voice, data and video networks (for example, telephones, computers, surveillance) into a single communications network, which would also upgrade communications into the latest generation of high-speed technologies, while using a single network management system.

PRODUCTS, TECHNOLOGIES AND SERVICES

Multi-service Access Platform (MAP)

         This Integrated Access Device (IAD), marketed under the names SONETLYNX and FIBRETRAX, the Company believes is a revolutionary networking infrastructure product for public and private networks to cost-effectively create voice, data and/or video networks of virtually any size and application. It is defined as a platform because, from its basic architecture, it can be configured into many separate products for a variety of functions and applications. Through the use of different protocol cards, the MAP can simultaneously combine multiple communication transmissions such as video and graphics communications, data files, voice and any IP-based service over a single network. The products are compatible with Synchronous Optical Network (SONET) and Synchronous Digital Hierarchy (SDH) standards in order to provide fail-safe networks. The SONETLYNX and FIBRETRAX, in addition to providing add-drop multiplexing, provide the functions of traditional networking equipment such as bridges, channel banks, and video matrix switches, thus offering significant savings in cost and time for the user when OC-1 or OC-3 bandwidth is required. The MAP expands into markets horizontally by increasing the types of protocols (applications) it can transport, and vertically by increasing its capacity (transmission speed). Currently, the MAP can transport voice, T1/E1, Ethernet (10/100baseT), JPEG video and low speed data protocols such as RS-232 and RS-422 at speeds up to the OC-3/STM-1 rate (155 Mbps). Product advancements scheduled during 1999 include increasing the MAP's transmission speed to the OC-12/STM-4 rate (622 Mbps). Video and high speed data modules are planned with higher port density. Network management systems are under development in the Windows NT version. The cost effectiveness and competition advantage of the MAP are expected to increase with the addition of each major protocol and increase in transmission speed.

Design Services

         DNA Enterprises, Inc. ("DNA"), the Company's engineering services operation, provides advanced product and system design and development services for a variety of clients in the communications industry. The Company believes DNA Enterprises is a leading contract and outsource development resource for the communications industry. DNA provides expertise in digital signal processing
(DSP), switching and transport systems, computer telephony integration (CTI), embedded systems, data communications, intelligent networks, video processing and wireless communications technologies. In addition, the skills and experience of DNA personnel have been utilized in developing the Company's own products such as the CS4 platform described below.

Digital Signal Processing (DSP)

         The DSP Design Center is a Center of Excellence within DNA that provides state-of-the-art digital signal processing technology to systems developers around the world to afford them leading-edge solutions, faster time-to-market and reduced technical risk for their product development programs. The DSP Design Center has developed a product line consisting of standard designs for high performance circuit boards, and offers custom designed hardware, application support software, real-time operating systems and consulting services to product manufacturers and application developers in the multimedia, image processing, communications and remote sensing systems arenas. The bulk of the Design Center's activities center around the Texas Instruments ("TI") line of Digital Signal Processors, with emphasis on TI's high performance C5x and C8x devices and a particular focus on the new TI C6000 processor line.

Video Network Products

         The LANSCAPE product is designed to provide full motion, collaborative video communications in a cost effective solution for desktop PCs. The product has the capability to conduct up to a three-way conference call without a costly multiconferencing unit (MCU), transmit video broadcasts using IP multicast and use its integrated software to switch between two incoming video sources. Each incoming video is contained in an individual window which the user can control as to size and volume. In addition to video conferencing, LANSCAPE features video record and playback controls for applications such as education/training and recorded event distribution. LANSCAPE support of IP multicast allows for transmission of live or pre-recorded video from one to many.

CS4 Intelligent Services Platform

         The Company believes the CS4 represents a revolutionary new class of product. It is an integrated enhanced network server. Its array of integrated capabilities transcends traditional product categories to introduce a flexible system that can host a wide range of intelligent services in a variety of network configurations. The design of the CS4 positions it to impact the proliferation and profitability of intelligent services in the network, as well as to improve the cost paradigm now in place for service nodes, intelligent peripherals, enhanced service platforms and programmable switches. Key technological innovations reflected in the CS4 include highly distributed processing power to the port level, scalable port capacity that extends up to 64k ports, an advanced call processing structure, a powerful service creation facility and an architecture that readily supports integration into low speed, high speed and broadband networks, all designed for a fault-tolerant, NEBS compliant structure. The CS4 is currently in beta test within a customer facility. The Company is actively exploring various options for the marketing and deployment of this product, as well as means to proceed with development of enhancements and additional applications of the product.

--------------------------------------------------------------------------------
COMPARISON OF SECOND QUARTER AND FIRST HALF 1999 TO 1998
--------------------------------------------------------------------------------

         The following table shows the revenue and gross profit for the Company's products:

                                                    Three Months Ended                Six Months Ended
                                                          June 30,                        June 30,
                                                  -----------------------         -----------------------
                                                    1999            1998            1999            1998
                                                  -------         -------         -------         -------
                                                                       ($ Thousands)
Revenue:
Multi-services access platform (MAP)              $ 4,760           1,580           5,807           3,742
Design services                                     1,172           2,154           2,723           4,803
Digital signal processors (DSP)                       805             852             911           1,054
Video network products                                187             530             580             839
Other                                                 269              40             295             232
                                                  -------         -------         -------         -------
                                                  $ 7,193           5,156          10,316          10,670
                                                  -------         -------         -------         -------

Gross profit (loss):
Multi-services access platform (MAP)                  740            (533)           (261)             22
Design services                                       153             521             236           1,585
Digital signal processors (DSP)                       317             157             227             (36)
Video network products                                (51)            220              (4)            356
Other                                                 138             (36)            154             (92)
                                                  -------         -------         -------         -------
                                                  $ 1,297             329             352           1,835
                                                  -------         -------         -------         -------

NET REVENUE

         Revenues increased $2,037,000 or 39.5% between the second quarters of 1999 and 1998. This increase relates primarily to sales of the Company's "MAP" products. Second quarter 1999 revenues for these products increased $3,700,000 from the first quarter of 1999. The increase in sales of MAP products was offset by lower revenues from design services. This resulted from a wind-up of certain projects and a delay in the start up of new customer projects and the allocation of some staff to the Company's own engineering and development projects. The Company also experienced a decline in revenues from its "DSP" products, due primarily to a major component supplier's production start-up delays and allocations.

         For the six months ended June 30, 1999, revenues declined $354,000, or 3.3%, as compared to the comparable period in 1998. The decline in the 1999 period relates to the first quarter of 1999. Early in the 1998 period, the Company continued to have sales to Korean customers which did not reoccur in the 1999 period.

GROSS PROFIT

         Gross profit for the second quarter of 1999 increased $968,000, or 294%, compared to the second quarter of 1998. This also represents an increase of $2,237,000 in gross profit from the first quarter of 1999. The increased gross profit relates primarily to increased sales and improved margin related to the MAP product line. Gross profit from design services declined due to the decline in related revenues discussed above and lower utilization of certain staff due to the transition in projects discussed above. Gross profit from DSP products increased, despite lower revenues, due to improved pricing and lower costs of production and operations.

         For the six months ended June 30, 1999, gross profit declined $1,483,000 as compared to the comparable period of 1998. This was primarily due to lower revenue and cost absorption levels in the first quarter of 1999.

ENGINEERING AND DEVELOPMENT (E&D) EXPENSE

         E&D expense increased to $2,181,000 in the second quarter of 1999 from $1,554,000 in the prior year quarter primarily due to activities related to video network products and reduced levels of activities related to software development, which are capitalized and therefore not expensed in the period incurred. For the six months ended June 30, 1999, E&D expense increased slightly to $4,614,000 as compared to $4,399,000 during the comparable period of 1998. These costs by product line are as follows:

                                         Three Months Ended                Six Months Ended
                                              June 30,                          June 30,
                                       -----------------------         -----------------------
                                        1999            1998             1999            1998
                                       -------         -------         -------         -------
                                                            ($ Thousands)
Multi-services access platform (MAP)   $   720           1,276           1,560           2,697
CS4                                        745             925           1,981           1,863
Digital signal processor (DSP)             205              98             446             261
Video network products                     684             287             957             610
                                       -------         -------         -------         -------
                                       $ 2,354           2,586           4,944           5,431

Capitalized software development
  costs                                   (173)         (1,032)           (380)         (1,032)
                                       -------         -------         -------         -------
E & D expense                          $ 2,181           1,554           4,614           4,399
                                       =======         =======         =======         =======


         During the first six months of 1999 the Company completed its "ROADMAP" architecture with the delivery of the 10/100 ethernet module. Significant progress was also made on the OC-12 product, with the first prototypes being tested, and T1 byte sync and voice modules were introduced. Numerous enhancements were made to the video module increasing its value to public and private network providers. Additionally, interoperability with Harris Radios for our OC-3 product was achieved. Finally, significant progress was made with the CS4 product which is now in beta testing at a customer facility.

SELLING AND ADMINISTRATIVE EXPENSE

         Selling and administrative expenses declined by $1,331,000, or 30%, in the second quarter of 1999 as compared to the second quarter of 1998 and by $1,478,000, or 18%, during the first six months of 1999 versus the comparable period of 1998. This also represents a decline of $411,000 between the first and second quarter of 1999. These reductions are a result of the Company's on-going efforts to reduce selling and administrative expense.

AMORTIZATION OF GOODWILL

         The amount of amortization of goodwill has been reduced by approximately $163,000 per quarter due to the write-off in September 1998 of goodwill related to the Company's air traffic control business which is no longer a principal line of business for the Company.

INTEREST EXPENSE

         Compared to the prior year interest expense decreased to $441,000 in the second quarter of 1999 from $1,088,000 in the second quarter of 1998 and to $1,248,000 in the first six months of 1999 from $2,111,000 in the same period one year ago. Cash interest expense increased to $342,000 in the second quarter of 1999 from $256,000 in the second quarter of 1998 and to $727,000 in the first six months of 1999 from $476,000 in the same period one year ago due to the addition of lines of credit secured by accounts receivable and inventory. The remainder of interest expense consists of non-cash costs of financings, namely, amortization of debt discount and deferred financing costs attributable to valuation of warrants using the Black-Scholes pricing model, a portion of which was fully amortized in the second quarter of 1999.

DIVIDENDS ON PREFERRED STOCK

         Preferred dividends consist of the following:

                                          Three Months Ended      Six Months Ended
                                                June 30,              June 30,
                                           -----------------      ----------------
                                            1999        1998      1999       1998
                                           ------      -----      -----      -----
                                                        ($ Thousands)
Series A, B paid in common stock           $  187        312        381        630
Series C, D, E upon conversion
   paid in common stock                       133        130        262        181
Beneficial conversion features              1,037         96      1,185        474
                                           ------      -----      -----      -----
                                           $1,357        538      1,828      1,285

         The Company has elected to pay Series A and B preferred dividends with common stock. The Series B preferred stock was not outstanding subsequent to December 31, 1998. Dividends on all other series of preferred stock are accrued but not payable until conversion and then payable in common stock. Non-cash financing costs attributable to the value of beneficial conversion features of the preferred stock are reportable as additional dividends over the period from date of issue to the earliest conversion date. After June 1999, there are no amounts attributable to such conversion features.

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

--------------------------------------------------------------------------------
LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

OPERATING ACTIVITIES

         Net cash used in operations during the six months ended June 30, 1999 amounted to $8,548,000 and consisted of the $12,591,000 net loss offset by the $1,441,000 decrease in working capital and by $2,769,000 of non-cash charges. The net loss primarily reflects the effect of fixed costs in a period of lower revenue and the continuation of new product development mitigated by expense reductions in all product lines and operating areas.

         o Accounts payable and accruals were a source of funding to the extent of $2,477,000.

         o Accounts receivable used $1,347,000 of funds due to a concentration of shipments in June to meet customer deadlines.

         o The non-cash charges were primarily $2,327,000 depreciation and amortization of intangible assets and $512,000 of amortization of deferred financing costs.

INVESTING ACTIVITIES

         Investments consisted primarily of capitalized software development costs of $498,000 and capital expenditures of $441,000 for fixed asset additions. Both elements of investment spending were primarily in support of SONETLYNX and FIBRETRAX product line enhancements.

FINANCING ACTIVITIES

         Cash uses were financed by the following transactions during the six-month period ended June 30, 1999:

         o    $1,800,000 from the sale of common stock in January

         o    $3,000,000 from the sale of Series E preferred stock in March

         o    $3,000,000 from the sale of Series E preferred stock in April

         o    $1,674,000 from the sale of common stock in June

         In January 1999, the Company exercised its right to extend the term of the Credit Facility to February 12, 2000 and the term of the Receivables Loan was extended to February 12, 2000.

LIQUIDITY OUTLOOK

CONVERSIONS OF ALL SERIES C, D, AND E PREFERRED STOCK

         As disclosed in the Forms 8-K filed on July 2, 1999 and July 8, 1999, the Company settled disputes with the holders of all the Series C, D, and E preferred stock. The discontinuance of conversions announced in the Form 8-K filed on April 26, 1999, has been replaced by agreements which:

         o fix the number of shares of common stock into which the preferred may be converted,

         o restrict the reselling of common stock to no more than 5% to 7% of market volumes, as defined, and

         o prohibit short selling and related types of stock market transactions by the holders.

         The agreements with three investment groups have the combined effect of converting all Series C, D, and E preferred stock outstanding at April 26, 1999 to common stock at a weighted average price of $1.08 per share of common. As a result of those settlements, the Company will issue approximately 13,354,000 shares of common stock. At June 30, 1999, none of the preferred stock conversions had been effected.

DEBT MATURITIES

         Current maturities of long-term debt consist of the following items:

         o The Credit Facility and Receivables Loan, which have an aggregate principal amount outstanding of $15,000,000, become due on February 12, 2000. The Company intends to refinance or extend these debts at the maturity date, but no assurance can be given that such extension or refinancing can be arranged.

         o The Inventory Loan with a principal balance of $500,000 and accumulated interest of $19,000 was due in installments on April 1 and May 1, 1999. The Company is in negotiation with the lender to extend the maturity of this obligation.

         o The obligation to a former owner of DNA, having an aggregate principal and interest amount of $261,000, is scheduled for repayment in August, 1999.

CONCLUSION

         Recently the Company has made significant progress in the development and marketing of its products, as evidenced by increasing sales and the backlog of firm and prospective orders. In addition, in July, 1999, the Company successfully negotiated the conversion to common stock of its variable rate convertible preferred stock; thereby reducing the complexity of its capital structure. Management believes that these developments will enhance the Company's ability to raise additional capital.

         In order to fully and timely exploit the Company's current and projected growth, management believes that the Company will require additional capital from external sources in order to a) fund the completion of engineering and design projects related to the company's products, b) fund increased marketing and promotional activities; c) provide working capital for the manufacture of the Company's products and d) fund operating losses until such time as cash flow from operations becomes positive.

         Management believes that the Company will be able to continue to obtain capital necessary to fund ongoing operations and future growth from various sources including (a) the sale of equity securities, (b) additional debt financing from its current lenders and others, (c) the sale of non-strategic assets and (d) ventures with other industry partners. There can be no assurance, however, that these efforts will be successful.

         The Company has incurred significant operating losses and negative cash flows from operations in the last three years. The cash flows were funded by proceeds from borrowings under credit facilities and by sales of convertible debentures, preferred stock, and common stock. The Company expects operating losses and negative operating cash flow to continue into the immediate future. It is uncertain when, if ever, the Company will report operating income or positive cash flow from operations. If cash needs exceed available resources, there also can be no assurance that additional capital will be available through public or private equity or debt financings. The financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result from the unfavorable outcome of such an uncertainty.

NASDAQ LISTING STATUS

         The Company has been informed that it currently does not meet certain requirements (relating to minimum net tangible assets) for continued listing on the Nasdaq National Market System. Nasdaq advised non-compliance based on financial information contained in the Form 10-K for the period ended December 31, 1998 and the Form 10-Q for the period ended March 31, 1999. The Company advised Nasdaq of the Company's expectation of compliance based upon subsequent events and developments during the year. On July 9, 1999, the Company met with the Nasdaq Qualification Hearing Panel to present its plan for compliance. The Company expects to submit additional information to the Panel in the near future. There can be no assurance that the hearing and subsequent processes will result in a determination favorable to the Company and the Company's common stock will continue to be listed on the Nasdaq National Market. The inability to maintain the listing could adversely affect the liquidity of the Company's common stock.


                           PART II - OTHER INFORMATION

ITEM 3 - CHANGES IN SECURITIES

         (c) Recent sales of unregistered securities

         Effective June 30, 1999, the Company closed the offering of an aggregate of 1,762,499 shares of common stock issued to accredited investors for gross proceeds of $1,674,375, issued pursuant to an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D as promulgated thereunder. In addition, the Company issued an aggregate of 106,231 shares of common stock in a private placement transaction to AJC Equities, Inc. ("AJC"), the placement agent for certain of the accredited investors, in payment of a placement fee owed to AJC.

         Effective as of July 1, 1999, the Company authorized the issuance of 142,719 shares of common stock in lieu of a $187,000 cash dividend on its Series A Preferred Stock.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Stockholders was held on June 18, 1999. At the Annual Meeting, Anton von Liechtenstein was re-elected as a director of the Company. Herman M. Frietsch, Robert H. Garrison, II and Philip P. Sudan, Jr. continue to serve as directors pursuant to their prior election. In addition, stockholders approved a proposal to increase the number of shares of Common Stock reserved for issuance under the Company's Stock Incentive Plan from 5,000,000 to 6,000,000, approved a Non-Employee Directors' Stock Plan, approved the appointment of Grant Thornton LLP as the independent auditor of the Company, and approved issuance of shares of Common Stock issuable upon conversion of Series E Preferred Stock and exercise of related warrants.


         The Director was elected by a vote of 34,108,050 for and 660,790 withheld. The proposal to increase shares reserved for the Stock Incentive Plan was approved by a vote of 11,499,405 for, 2,050,646 against and 168,662 abstained. The proposal to approve a Non-Employee Directors' Stock Plan was approved by a vote of 11,181,350 for, 2,273,404 against and 261,969 abstained. The appointment of Grant Thornton as independent auditors was approved by a vote of 34,226,716 for, 351,771 against and 190,353 abstained. The proposal to issue shares of Common Stock upon conversion of Series E preferred stock was approved by a vote of 11,798,405 for, 1,601,329 against and 318,979 abstained.

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

27.1                Financial Data Schedule

        C. The Company has not filed any report on Form 8-K during the period covered by this Report, except as follows:

        Form 8-K filed April 26, 1999
        Form 8-K filed June 27, 1999

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 INTELECT COMMUNICATIONS, INC.
                                                         (Registrant)



Date: August 16, 1999                     By:  /s/ ROBERT P. CAPPS
     ----------------------------              ---------------------------------
                                               Robert P. Capps
                                               Chief Financial Officer
                                               (Principal Financial and
                                                 Accounting Officer)





Date: August 16, 1999                     By:  /s/ HERMAN M. FRIETSCH
     ----------------------------              ---------------------------------
                                               Herman M. Frietsch
                                               Chairman of the Board and Chief
                                                 Executive Officer
                                               (Principal Executive Officer)

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
 27.1          Financial Data Schedule