Form 10-Q
period 1999-09-30
INTELECT COMMUNICATIONS INC
filed 1999-11-12
CIK 316672

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              --------------------

                                  FORM 10 - Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                      ------------------------------------

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 60,936,573 shares of Common Stock outstanding as of October 31, 1999.


===============================================================================

                 INTELECT COMMUNICATIONS, INC. AND SUBSIDIARIES

                                     INDEX


                                                                                     PAGE
                                                                                     ----
PART I   FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

         Consolidated Balance Sheets of the Company
         at September 30, 1999 (unaudited) and December 31, 1998                     2

         Consolidated Statements of Operations of the Company (unaudited)
         for the three months and nine months ended September 30, 1999 and 1998      4

         Consolidated Statements of Cash Flows of the Company
         (unaudited) for the nine months ended September 30, 1999 and 1998           5

         Notes to Consolidated Financial Statements                                  6

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                         9

PART II  OTHER INFORMATION


ITEM 6   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K           16

         SIGNATURES                                                                 17

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                 INTELECT COMMUNICATIONS, INC. AND SUBSIDIARIES
                     Consolidated Condensed Balance Sheets
                   (Thousands of dollars, except share data)


                                                      September 30,    December 31,
                                                          1999             1998*
                                                      ------------     ------------
                                                      (unaudited)
                        Assets
Current assets:
   Cash and cash equivalents                          $         --     $        991
   Investments                                                 195              681
   Accounts receivable net of allowances of $1,157
     and $870 in 1999 and 1998, respectively                 5,449            7,232
   Inventories                                               8,407            6,854
   Prepaid expenses                                            442              655
                                                      ------------     ------------
          Total current assets                              14,493           16,413

Property and equipment, net                                  6,009            6,386
Goodwill, net                                                4,283            4,787
Software development costs, net                              2,385            3,134
Other intangible assets, net                                   647              916
Other assets                                                 1,072              834
                                                      ------------     ------------
                                                      $     28,889     $     32,470
                                                      ============     ============


                                                                    (Continued)

*Certain amounts have been reclassified to conform to current classifications.

See accompanying notes to consolidated financial statements

                 INTELECT COMMUNICATIONS INC. AND SUBSIDIARIES
               Consolidated Condensed Balance Sheets (Continued)
                   (Thousands of dollars, except share data)

                                                                                  September 30,     December 31,
                                                                                      1999              1998*
                                                                                  ------------      ------------
                                                                                  (unaudited)
            Liabilities and Stockholders' Equity
Current liabilities:
Notes payable                                                                     $     16,741      $      1,173
Current maturities of long-term debt                                                        --               440
Accounts payable                                                                         5,393             4,293
Accrued liabilities                                                                      2,902             3,375
Net liabilities of discontinued operations                                                 381               400
Deferred income taxes                                                                       45                45
Current installments of obligations under capital leases                                    36               126
                                                                                  ------------      ------------
             Total current liabilities                                                  25,498             9,852

Long-term debt                                                                              --            15,000
Long-term obligations under capital leases, net of current installments                     42                42
Deferred income taxes                                                                       44                44
                                                                                  ------------      ------------
                                                                                        25,584            24,938
                                                                                  ------------      ------------


Stockholders' equity:
$2.0145, 10% cumulative convertible preferred stock, Series A, $.01 par value, (aggregate involuntary liquidation preference $7,680,000 in
     1999). Authorized 10,000,000 shares; 3,719,409 and 4,219,409 issued and
     outstanding in 1999 and 1998, respectively                                             37                42
Series C convertible preferred stock, $.01 par value.  Authorized
     12,500 shares; 1,843 issued and outstanding in 1998                                    --                 1
Series D convertible preferred stock, $.01 par value.  Authorized
     100,000 shares; 8,250 issued, and outstanding  in 1998                                 --                 1
Common Stock, $.01 par value.  Authorized 100,000,000 shares;
     60,714,566 and 32,333,085 shares issued in 1999 and 1998,
     respectively                                                                          607               323
Additional paid-in capital                                                             126,314           104,451
Accumulated deficit                                                                   (122,556)          (96,189)
                                                                                  ------------      ------------
                                                                                         4,402             8,629
Less 191,435 shares of common stock in treasury                                         (1,097)           (1,097)
                                                                                  ------------      ------------
             Total stockholders' equity                                           $      3,305             7,532
                                                                                  ------------      ------------
                                                                                  $     28,889      $     32,470
                                                                                  ============      ============

*Certain amounts have been reclassified to conform to current classifications.

See accompanying notes to consolidated financial statements

                 INTELECT COMMUNICATIONS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                   (Thousands of dollars, except share data)


                                                                  Three Months Ended                  Nine Months Ended
                                                                     September 30,                      September 30,
                                                            ------------------------------     ------------------------------
                                                                1999              1998*            1999              1998*
                                                            ------------      ------------     ------------      ------------
                                                                                       (unaudited)
Net revenues                                                $      1,662      $      2,460     $     11,978      $     13,130
Cost of revenue                                                    3,669             4,114           13,633            12,949
                                                            ------------      ------------     ------------      ------------
     Gross profit (loss)                                          (2,007)           (1,654)          (1,655)              181
                                                            ------------      ------------     ------------      ------------

Expenses:
   Engineering and development                                     2,168             2,740            6,782             7,139
   Selling and administrative                                      3,459             4,937           10,012            12,969
   Asset writedowns                                                   --            11,638               --            11,628
   Amortization of goodwill                                          168               317              504               957
                                                            ------------      ------------     ------------      ------------
                                                                   5,795            19,622           17,298            32,693
                                                            ------------      ------------     ------------      ------------
     Operating loss                                               (7,802)          (21,276)         (18,953)          (32,512)
                                                            ------------      ------------     ------------      ------------

Other income (expense):
   Interest expense                                                 (512)           (1,097)          (1,760)           (3,209)
   Interest income and other                                         111                62              (75)              232
                                                            ------------      ------------     ------------      ------------
                                                                    (401)           (1,035)          (1,835)           (2,977)
                                                            ------------      ------------     ------------      ------------
     Loss from continuing operations before income taxes          (8,203)          (22,311)         (20,788)          (35,489)

Income tax benefit (expense)                                           6               (22)              --               (36)
                                                            ------------      ------------     ------------      ------------
     Loss from continuing operations                              (8,197)          (22,333)         (20,788)          (35,525)

Extraordinary losses (net of tax):
   Loss on debt retirement                                         1,054                --            1,054                 --
   Loss on disposal of discontinued operations                        --                77               --                262
                                                            ------------      ------------     ------------      ------------
     Net loss                                               $     (9,251)     $    (22,410)    $    (21,842)     $    (35,787)
                                                            ============      ============     ============      ============

Dividends on preferred stock                                       2,913               530            4,741             1,814
                                                            ------------      ------------     ------------      ------------
Loss allocable to common stockholders                       $    (12,164)     $    (22,940)    $    (26,583)     $    (37,601)
                                                            ============      ============     ============      ============

Basic and diluted loss per share:
   Continuing operations                                    $      (0.23)     $      (0.89)    $      (0.64)     $      (1.51)
   Discontinued operations                                            --                --               --             (0.01)
                                                            ------------      ------------     ------------      ------------
     Net loss per share                                     $      (0.23)     $      (0.89)    $      (0.64)     $      (1.52)
                                                            ============      ============     ============      ============

Weighted average number of common shares outstanding
   (thousands)                                                    52,535            25,751           41,776            24,712
                                                            ============      ============     ============      ============

*Certain amounts have been reclassified to conform to current classifications.

See accompanying notes to consolidated financial statements

                 INTELECT COMMUNICATIONS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                   (Thousands of dollars, except share data)

                                                                          Nine Months Ended
                                                                            September 30,
                                                                    ------------------------------
                                                                        1999              1998*
                                                                    ------------      ------------
                                                                              (unaudited)
Cash flows from operating activities:
   Net Loss                                                         $    (21,842)     $    (35,787)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
        Depreciation and amortization                                      3,356             2,782
        Amortization of loan discount                                        641             2,391
        Asset writedowns                                                      --            11,628
        Loss on disposal of discontinued operations                          111               262
        Loss on debt retirement                                            1,054                --
        Noncash operating expenses                                          (136)             (708)
        Other                                                                 --               236
        Change in operating assets and liabilities:
               Accounts receivable                                         1,783             4,927
               Inventories                                                (1,553)           (1,857)
               Other assets                                                  297               299
               Accounts payable and accrued liabilities                    2,586            (3,411)
                                                                    ------------      ------------
                  Net cash used in operating activities                  (13,703)          (19,238)

Cash flows from investing activities:
   Payments for disposal of discontinued operations                          (18)             (183)
   Purchase of other intangible assets                                         7               (51)
   Capital expenditures                                                     (999)           (1,815)
   Software development costs                                               (459)           (1,432)
   Proceeds from sale of marketable securities                               486               211
                                                                    ------------      ------------
                  Net cash used in investing activities                     (983)           (3,270)

Cash flows from financing activities:
   Proceeds from issuance of notes payable                                 5,300            14,851
   Debt issuance costs                                                        --               (73)
   Principal payments on notes payable                                      (583)          (11,807)
   Principal payments under capital lease obligations                        (90)              (68)
   Principal payments on long-term debt                                       --            (1,603)
   Proceeds from issuance of preferred stock                               5,518            18,815
   Proceeds from issuance of common stock                                  3,550                37
   Proceeds from exercise of employee stock options and warrants              --               262
                                                                    ------------      ------------
                  Net cash provided from financing activities             13,695            20,414

Net increase (decrease) in cash and cash equivalents                        (991)           (2,094)
Cash and cash equivalents, beginning of period                               991             2,094
                                                                    ------------      ------------
Cash and cash equivalents, end of period                            $         --      $         --
                                                                    ============      ============


*Certain amounts have been reclassified to conform to current classifications.

See accompanying notes to consolidated financial statements

                         INTELECT COMMUNICATIONS, INC.
                   Notes to Consolidated Financial Statements
                                  (Unaudited)
                               September 30, 1999

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

INVENTORIES

         The components of inventories are as follows:

                                                  September 30,    December 31,
                                                      1999             1998
                                                  ------------     ------------
                                                         ($ Thousands)
         Raw materials                            $      4,122     $      5,038
         Work in progress                                1,482              888
         Finished goods                                  5,000            3,472
                                                  ------------     ------------
                                                        10,604            9,398
         Less:  allowance for obsolescence              (2,197)          (2,544)
                                                  ------------     ------------
                                                  $      8,407     $      6,854
                                                  ============     ============

SEGMENTS OF BUSINESS

         Revenue by business segment:

                                                Three Months Ended       Nine Months Ended
                                                   September 30,           September 30,
                                               --------------------     --------------------
                                                 1999        1998         1999        1998
                                               --------    --------     --------    --------
                                                               ($ Thousands)
       Revenue:
       Multi-services access platform (MAP)    $    590    $   (116)    $  6,397    $  3,625
       Design services                              838       1,719        3,561       6,522
       Digital signal processors (DSP)              178         196        1,089       1,250
       Video network products                         5         384          585       1,223
       Other                                         51         277          346         510
                                               --------    --------     --------    --------
                                               $  1,662    $  2,460     $ 11,978    $ 13,130
                                               --------    --------     --------    --------

         Segment-specific margins (Gross profit less total engineering and development costs, including capitalized software, and asset write-downs for the segment):

                                                           Three Months Ended                    Nine Months Ended
                                                              September 30,                        September 30,
                                                     ------------------------------       -------------------------------
                                                         1999               1998              1999              1998
                                                     ------------       -----------       ------------      -------------
                                                                               ($ Thousands)
       Multi-services access platform (MAP)          $     (2,298)      $    (2,745)      $     (4,119)     $      (5,419)
       Design services                                       (338)              102               (102)             1,687
       Digital signal processors (DSP)                       (259)               61               (478)              (236)
       Video network products                                  97              (174)              (864)              (428)
       Other                                               (1,505)           (2,125)            (3,332)            (4,081)
                                                     ------------       -----------       ------------      -------------
         Subtotal segment specific                         (4,303)           (4,881)            (8,895)            (8,477)
       Capitalized software                                   127               487                458              1,519
       All other expenses                                  (3,626)          (16,882)           (10,516)           (25,554)
                                                     ------------       -----------       ------------      -------------
          Operating loss                             $     (7,802)      $   (21,276)      $    (18,953)     $     (32,512)
                                                     ============       ===========       ============      =============


         Assets identifiable only by combined segments:

                                                                At September 30,             At December 31,
                                                                     1999                         1998
                                                                ----------------             ---------------
                                                                               ($ Thousands)
        MAP, video and other                                     $     18,869                  $   20,906
        Design services and DSP                                         7,651                       8,200
        Not allocable to a segment                                      2,369                       3,364
                                                                 ------------                  ----------
                       Total                                     $     28,889                  $   32,470
                                                                 ============                  ==========

FINANCING MATTERS

Preferred Stock Settlement

         In July 1999, the Company completed the settlement of certain disputes with holders of its Series, C, D and E preferred stock regarding the conversion of such preferred stock into common stock. As a result of the settlement agreements all shares of Series C, D and E preferred stock have been converted into an aggregate of approximately 13,354,000 shares of the Company's $.01 par value common stock and the rights of the holders pursuant to the preferred stock series designations have terminated. This settlement resulted in a beneficial conversion feature in the amount of $2,726,000 which has been treated as a preferred stock dividend. Also pursuant to these settlement agreements, the holders of the preferred stock agreed to certain restrictions regarding the common stock received in the settlements. These restrictions include limitations on the volume of common stock which may be sold on any given day and prohibitions on short sales of common stock and other similar transactions. The Company has the right to repurchase certain of the shares of common stock received pursuant to the settlements at market prices. In addition, the holders of the preferred stock have granted to the Company an irrevocable proxy for all common shares held by them, for as long as such shares are held by the former holders of the preferred stock.

Debt Restructuring

         In August 1999, the Company completed a restructuring of its debt held by The Coastal Corporation Second Pension Trust ("Coastal") and by St. James Capital Partners, L.P. and SJMB, L.P. (collectively "St. James").

         Pursuant to the restructuring, Coastal purchased 2,777,778 shares of common stock and warrants to purchase 1,067,308 shares of the Company's common stock at a price of $1.30 per share for a period of five years. In addition, the exercise price for warrants to purchase an additional 450,000 shares of common stock which had been issued in August, 1997 was reduced to $1.30 per share from $6.00 per share. All remaining amounts outstanding to Coastal were converted into an amended and restated revolving credit facility. The credit facility provides for total borrowing of up to $12,000,000, of which approximately $10,100,000 was outstanding as of October 31, 1999. Amounts outstanding under the agreement are limited to a borrowing base as defined in the agreement; however, advances under the agreement are made at the descretion of Coastal. Interest is payable quarterly at prime plus 3.5% (11.5%) at October 31, 1999. Any amounts outstanding under the facility are due on July 31, 2000. The facility is secured by a first lien on the Company's accounts receivable, inventory and related assets and the stock of the Company's subsidiaries. The facility is subject to an inter-creditor agreement between Coastal and St. James.

         Pursuant to the restructuring, St. James received an aggregate of 3,864,271 shares of common stock in repayment of an aggregate of $3,000,000 of accrued interest and principal under notes outstanding. These settlements resulted in a beneficial conversion feature in the amount of $1,054,000, which has been reflected as a loss on debt retirement in the accompanying statement of operations. As of October 31, 1999 an aggregate of $8,119,000 of principal and accrued interest is due under these notes. As a part of the restructuring, the maturity of the note was extended to July 31, 2000. In addition, St. James may convert any amounts outstanding under the notes into common stock at a rate per share equal to the greater of $1.08 and the then current market price of the Company's common stock.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE PERIOD ENDED SEPTEMBER 30, 1999

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

THE COMPANY

         The Company's operating results have been materially impacted by certain events which occurred in the third quarter of 1999. These events include the failure of the sale of its Designs Services operation and the related proposed restructuring of the Company's debt obligations. The failure of these transactions to close as and when anticipated resulted in the Company not having access to working capital in amounts and within the time frame anticipated. Accordingly, the Company was unable to complete and ship certain orders in its backlog and was impaired in its ability to pursue new orders due to the uncertainty regarding scheduled delivery dates.

         During the third quarter of 1999, the Company introduced its OmniLYNX product line of multiple access platforms ("MAPs") for use in public network environments. OmniLYNX is an extension of the Company's SonetLYNX(TM) and FibreTRAX(TM) products which have been very successful in purpose built network environments around the world. The explosive growth of the Internet and e-commerce is driving the demand for constantly increasing capacity and bandwidth in telecommunications networks. Service providers are building new public network access capabilities that can reliably deliver traditional voice services as well as tap the enormous potential of high bandwidth data services. The Company believes that OmniLYNX provides service providers with a key element in developing these efficient, scalable and cost-effective multi-service networks.

         Because of the potential of the OmniLYNX product line in public access networks, the Company has begun to focus its efforts and resources on exploiting this opportunity, as well as the on-going opportunity for SonetLYNX and FibreTRAX in purpose built networks. Accordingly, and as discussed more fully below, the Company has curtailed other business activities such as the development of the CS4 Intelligent Services Platform, further enhancements to its Video Network Products and development of new Digital Signal Processing ("DSP") circuit board designs.

         As a part of its refocus, and in order to raise additional capital to help fund the exploitation of the Company's line of MAP products, the Company had arranged the sale of a portion of its engineering services operations conducted by its wholly-owned subsidiary, DNA Enterprises, Inc. The Company had negotiated the sale of these operations to Cadence Design Systems, Inc. ("Cadence") for $15 million in cash. The Company and counsel believe Cadence and the Company signed and delivered an asset purchase agreement to consummate the transaction. Concurrently with this transaction, the Company had negotiated a restructuring of its debts with its primary lenders. The transaction was scheduled to close on July 23, 1999. Despite the Company having met all conditions to closing, Cadence failed to close the transaction and, therefore, the Company believes breached the agreement which had been reached between the parties. The Company has filed suit against Cadence to recover damages from these actions.

         As a result of the events described above, the Company found itself without the working capital which it had anticipated and was faced with other unanticipated challenges. While, as discussed more fully below, the Company was subsequently able to negotiate revisions to its existing debt agreements, these agreements did not provide the amount of working capital originally anticipated, nor was the working capital available within the time frames or on the terms originally anticipated. This has had a material adverse effect on the Company's operations, including impairing its ability to complete and ship orders which are currently in its backlog and the ability to commit to new orders due to the uncertainty of achievable completion and shipment dates. The impact on these events on the Company's results of operations and liquidity and capital resources and actions taken by management are discussed more fully below.

-------------------------------------------------------------------------------
COMPARISON OF THIRD QUARTER AND NINE MONTHS 1999 TO 1998
-------------------------------------------------------------------------------

         The following table shows the revenue and gross profit for the Company's products:

                                                          Three Months Ended                     Nine Months Ended
                                                             September 30,                         September 30,
                                                     ------------------------------       ------------------------------
                                                         1999               1998              1999              1998
                                                     ------------       -----------       ------------      ------------
                                                                                ($ Thousands)
       Revenue:
       Multi-services access platform (MAP)          $        590       $      (116)      $      6,397      $      3,625
       Design services                                        838             1,719              3,561             6,522
       Digital signal processors (DSP)                        178               196              1,089             1,250
       Video network products                                   5               384                585             1,223
       Other                                                   51               277                346               510
                                                     ------------       -----------       ------------      ------------
                                                     $      1,662       $     2,460       $     11,978      $     13,130
                                                     ------------       -----------       ------------      ------------

       Gross profit (loss):
       Multi-services access platform (MAP)          $     (1,468)      $    (1,517)      $     (1,729)     $     (1,495)
       Design services                                       (338)              102               (102)            1,687
       Digital signal processors (DSP)                        (41)              527                186               491
       Video network products                                 (95)              115                (99)              471
       Other                                                  (65)             (881)                89              (973)
                                                     ------------       -----------       ------------      ------------
                                                     $     (2,007)      $    (1,654)      $     (1,655)     $        181
                                                     ------------       -----------       ------------      ------------

NET REVENUE

         Increased sales of the Company's "MAP" products in both the third quarter and nine months of 1999, $706,000 and $2,772,000, respectively, were more than offset by declines in revenues in all other product lines in both periods. Net revenues in the third quarter and first nine months of 1999 totaled $1,662,000 and $11,978,000, respectively, reflecting decreases of $353,000 and $1,836,000, respectively, from the comparable periods in 1998.

         As of July 1, 1998, the Company had an order backlog for MAP products which amounted to approximately $7.5 million, a significant portion of which was originally scheduled for completion and shipment during the third quarter of 1999. Due to the lack of timely access to working capital, as discussed above, the Company was unable to complete and ship these orders as originally scheduled. In addition, completion and shipment dates for certain other orders were delayed at the request of certain customers. These orders are anticipated to be completed in the fourth quarter of 1999 or the first quarter of 2000.

         During the negotiation of the sale of certain engineering services operations to Cadence and preparation for closing the transaction, the Company was limited in its ability to engage in new design services projects. Therefore, as existing projects were completed, the Company experienced a decline in revenues for such services. During the third quarter of 1999 and after Cadence refused to close, the Company began efforts to engage new projects and therefore increase revenues for design services to levels previously attained.

GROSS PROFIT (LOSS)

         The third quarter 1999 gross loss on product revenues was $2,007,000 or 21% greater than the gross loss of $1,654,000 in the same quarter last year. The gross loss of $1,655,000 in the nine months ended September 30, 1999 represents a decline of $1,836,000 from the gross profit of $181,000 in the nine months ended September 30, 1998.

         The decline in gross profit results partially from the lack of product revenues as discussed above which in turn was largely due to the previously discussed Cadence transaction. The Company continues to have certain fixed production costs, regardless of the level of shipments. These unabsorbed overhead costs amounted to approximately $1,046,000 during the three months ended September 30, 1999 as compared to approximately $739,000 during the same period of 1998.

         Due to the Cadence transaction discussed above, the Company was required to maintain certain minimum staffing levels within its Design Services operations, irrespective of the amount of billable activity. Accordingly, certain costs were incurred without the revenues normally associated with such costs. Subsequent to the failure of the Cadence transaction to close, the Company was forced to reduce staffing levels within the Design Services operation, which resulted in certain severance and termination costs. Additionally, in order to stabilize and retain the remaining staff, the Company was required to incur additional costs in the form of salary adjustments and retention bonuses. During the third quarter of 1999, costs related to these items amounted to approximately $250,000.

ENGINEERING AND DEVELOPMENT (E&D) EXPENSE

         E&D expense in the third quarter 1999 decreased $572,000, or 21% from the same period last year, to $2,168,000. For the nine months ended September 30, 1999, E&D expense was $6,782,000, representing a 5% decrease from the $7,139,000 of E&D expense recorded in the comparable period last year. These costs by product line are summarized in the following table.

                                                           Three Months Ended                    Nine Months Ended
                                                              September 30,                        September 30,
                                                      ------------------------------      ------------------------------
                                                          1999              1998              1999               1998
                                                      ------------      ------------      ------------      ------------
                                                                                ($ Thousands)
       Multi-services access platform (MAP)           $        830      $      1,226      $      2,390      $      3,924
       CS4                                                   1,440             1,245             3,421             3,108
       Digital signal processor (DSP)                          218               466               664               727
       Video network products                                 (192)              290               765               899
                                                      ------------      ------------      ------------      ------------
                                                             2,296             3,227             7,240             8,658
       Capitalized software development costs                 (128)             (487)             (458)           (1,519)
                                                      ------------      ------------      ------------      ------------
       E & D expense                                  $      2,168      $      2,740      $      6,782      $      7,139
                                                      ============      ============      ============      ============

         During the third quarter of 1999, the Company incurred engineering and development costs of approximately $1,440,000 related to its CS4 Intelligent Switching Platform. The Company has completed or suspended all development activities related to this project and accordingly does not currently plan to incur engineering and development costs related to it subsequent to the third quarter of 1999. In addition, engineering and development activities related to DSP and video network products have been reduced so as to focus on near-term sales opportunities.

SELLING AND ADMINISTRATIVE EXPENSE

         Selling and administrative expenses in the third quarter and nine months of 1999 were reduced 30% and 23% compared to the prior year periods. These reductions are a result of the Company's on-going efforts to reduce selling and administrative expense, including the closing of certain offices and staff reductions. During the third quarter of 1999, the Company increased its allowance for uncollectible accounts receivable by approximately $550,000. In addition, selling and administrative expenses for the third quarter include legal costs of approximately $200,000 related to the Cadence transaction and the debt and equity financing transactions during the quarter.

ASSET WRITE DOWNS

         In accordance with the evolving focus of the Company's primary technologies, products and markets and forward growth plans, and in accordance with the Company's accounting policies, including review of realizability of its long-term assets, including goodwill, the Company wrote off at September 30, 1998, the balance of $6,888,000 of goodwill from the acquisition in 1995 of Intelect Inc., which at that time was primarily engaged in the supply of communications systems for air traffic control and air defense installations, and is presently operating as Intelect Network Technologies, emphasizing the SonetLYNX(TM) and FibreTRAX(TM) product lines. This decision was influenced by a review of recent revenue results and prospects in the air traffic control market, by the loss attributable to Korean business, and by the prospects for significantly improving cash flows in these business areas. Goodwill amortization charges in the amount of $149,000 per quarter were eliminated following the writeoff of goodwill. In this connection, $900,000 was added at September 30, 1998 to the Company's inventory reserve for obsolescence in order to provide for slow moving items specific to air traffic control communications systems.

          Accounts and notes receivable from the Company's Korean distributor, and relating to the sales of the Company's products in Korea, totaled $4,696,000 at the end of September 1998, compared to $9,879,000 at December 31, 1997, from which $6,731,000 has been collected and to which $1,548,000 of billings were added in the first nine months of 1998. Upon review and consideration of factors affecting collectibility during the third quarter and currently expected through year-end 1998, the Company determined that it would be prudent and timely to write off $605,000 of such receivables and to provide a $4,135,000 increase in the allowance for doubtful accounts primarily attributable to such receivables. Subsequently, in February 1999, the Company received $1,000,000 from the distributor.

INTEREST EXPENSE

         In the third quarter of 1999, interest expense decreased to $512,000, a 53% reduction from the $1,097,000 of interest expense in the same quarter last year. The nine months ended September 30, 1999 interest expense of $1,760,000 was 45% lower than the $3,208,000 of interest expense in the same period last year. Cash interest expense in the three months ended September 30, 1999 and 1998 was $383,000 and $240,000, respectively. For the nine months ended September 30, 1999 and 1998, the cash interest expense was $1,110,000 and $812,000, respectively. The remainder of interest expense consists of non-cash amortizations of debt discounts and deferred financing costs attributable to valuation of warrants using the Black-Scholes pricing model.

LOSS OF DEBT RETIREMENT

         Pursuant to a restructuring of its debt obligations in August, 1999, the Company repaid $3,000,000 of notes payable to St. James in return for the issuance of 3,864,271 shares of common stock. This resulted in a beneficial conversion feature in the amount of $1,054,000 which has been accounted for as a loss on debt retirement.

DIVIDENDS ON PREFERRED STOCK

         Preferred dividends consist of the following:

                                                Three Months Ended           Nine Months Ended
                                                   September 30,               September 30,
                                             ------------------------    ------------------------
                                                1999          1998          1999          1998
                                             ----------    ----------    ----------    ----------
                                                                ($ Thousands)
         Series A, B paid in common stock    $      187    $      232    $      569    $      856
         Series C, D, E upon conversion
            paid in common stock                     --           252           262           440
         Beneficial conversion features           2,726            46         3,910           518
                                             ----------    ----------    ----------    ----------
                                             $    2,913    $      530    $    4,741    $    1,814

         The Company has elected to pay Series A and B preferred dividends with common stock. The Series B preferred stock was not outstanding subsequent to December 31, 1998. As of September 30, 1999, only the Series A preferred stock remained outstanding. Non-cash financing costs attributable to the value of beneficial conversion features of the preferred stock are reportable as additional dividends over the period from date of issue to the earliest conversion date. After September 30 1999, there are no amounts attributable to such conversion features.

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

-------------------------------------------------------------------------------
LIQUIDITY AND CAPITAL RESOURCES
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
SOURCES AND USES OF CASH
-------------------------------------------------------------------------------

         Cash balances decreased $991,000 for the nine months ended September 30, 1999. In this period, the net cash used in operating activities ($13,703,000) and in investing activities ($983,000) was funded by the reduction of cash balances and by securing new financings which netted $13,697,000 from all financing activities.

Operating Activities

         Net cash used in operations primarily reflects the $20,788,000 net loss incurred in the first nine months of 1999 partially offset by $3,972,000 of non-cash charges and a $3,113,000 decrease in working capital.

Investing Activities

         Capital expenditures of $999,000 and capitalized software development costs of $459,000 were partially offset by $486,000 of proceeds from the sale of marketable securities. Expenditures for manufacturing equipment, test equipment and computers accounted for most of the capital monies spent.

Financing Activities

         Cash received from the private placement sales of common stock in January and June ($3,550,000), the sale of Series E Preferred Stock ($5,518,000) and increased borrowings under the Credit Facility ($5,300,000) were partially offset by $673,000 of principal payments on notes payable and capital leases.

-------------------------------------------------------------------------------
LIQUIDITY
-------------------------------------------------------------------------------

         In July, 1999, the Company completed the settlement of certain disputes with the holders of its Series C, D and E preferred stock. This settlement resulted in the exchange of all such preferred stock and rights related to it for approximately 13,354,000 shares of common stock. Due to the application of the variable conversion features of this preferred stock and the disputes which arose between the Company and the holders of the preferred stock, the Company found it very difficult to arrange additional sources of capital while this preferred stock was outstanding. Therefore, management believes that the conversion of this preferred stock into common stock and the settlement of disputes with the holders of the preferred stock was very significant in positioning the Company to obtain additional capital in order to exploit its available business opportunities.

         Subsequent to the failure of the Cadence transaction to close, the Company negotiated a restructuring of its debt obligations with St. James Capital L.P. and SJMB L P. (collectively "St. James") and with The Coastal Corporation Second Pension Trust ("Coastal").

         Pursuant to the restructuring, the Company exchanged an aggregate of $3,000,000 of accrued interest and principal due under notes payable to St. James for 3,864,271 shares of common stock. St. James also received the right to convert all, or any remaining portion of accrued interest and principal due under the notes into common stock at the rate of the greater of $1.08 and the market price of the Company's common stock at the time of the conversion. As a part of the restructuring, the maturity of the notes was extended to July 31, 2000.

         In the restructuring, the Company exchanged an aggregate of $3,000,000 of accrued interest and principal due to Coastal for 2,777,778 shares of common stock. All remaining amounts outstanding to Coastal were converted into an amended and restated revolving credit facility. The credit facility provides for total borrowings of up to $12, 000,000, subject to a borrowing base as defined in the agreement. As of October 31, 1999, there was approximately $10,100,000 outstanding under the facility. However, advances under the facility are at the discretion of Coastal.

         The Company currently does not generate positive cash flow from operations. In addition, in order to exploit the opportunities for its OmniLYNX product line, management believes the Company must increase marketing and promotional activities and must continue research and development activities to continue to enhance the product line. Accordingly, the Company requires additional capital to fund these activities, to provide for increased working capital requirements which may arise from increased sales activities and to fund operating losses until sales increase to such a level that cash flow from operation becomes positive. Since June 30, 1999, the Company's working capital requirements have been met by collections of accounts receivable and by borrowings under the revolving credit facility with Coastal. There is no assurance that the timing of collections of accounts receivable or that amounts available under the revolving credit agreement will be sufficient to meet all of the Company's needs. The Company is currently actively pursuing other sources of capital, including the issuance of additional debt or equity securities. There is no assurance that the Company will be able to secure such additional capital or that such capital will be available under terms which are acceptable to the Company.

         In the third quarter of 1999, the Company was notified that it did not meet the listing criteria for the listing of its common stock on the Nasdaq National Market System. Accordingly, the Company has applied for listing of its common stock on the Nasdaq Small Cap Market and began trading on such market on August 26, 1999. The Company's listing application for the Nasdaq Small Cap Market has been accepted, subject to its common stock achieving a minimum bid price of $1.00 for a period of time. The Nasdaq Small Cap Market requires, among other items, that a listed Company's stock have a bid price of no less than $1.00. In order to maintain its listing on the Nasdaq Small Cap Market, the Company's common stock must achieve a minimum bid price of $1.00 for no less than ten consecutive trading days between November 8, 1999 and February 4, 2000. There can be no assurance that such requirement will be met.

         If the Company's stock is delisted from the Nasdaq Small Cap Market, it could impair the ability of the Company to attract equity capital which could, in turn, have a material adverse effect on the liquidity of the Company. The Company has incurred significant operating losses and negative cash flows from operations in the last three years. The Company expects operating losses and negative operating cash flow to continue into the immediate future. It is uncertain when, if ever, the Company will report operating income or positive cash flow from operations. If cash needs exceed available resources, there can be no assurance that additional capital will be available from the sale of debt or equity securities or through existing or new credit agreements. The financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result from the unfavorable outcome of such uncertainty.

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

Exhibit No.         Exhibit
27                  Financial Data Schedule

         C. The Company has not filed any report on Form 8-K during the period covered by this Report, except as follows:

                August 25, 1999
                August 18, 1999
                July 8, 1999
                July 2, 1999

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         INTELECT COMMUNICATIONS, INC.
                                  (Registrant)



Date:  November  12, 1999                By: /s/ ROBERT P. CAPPS
      ---------------------                  -------------------------------
                                             Robert P. Capps
                                             Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)


Date:  November 12, 1999                 By: /s/ HERMAN M. FRIETSCH
      ---------------------                  -------------------------------
                                             Herman M. .Frietsch
                                             Chairman of the Board and Chief
                                             Executive Officer
                                             (Principal Executive Officer)

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
  27                Financial Data Schedule