Form 10-K
period 1999-12-31
INTELECT COMMUNICATIONS INC
filed 2000-03-30
CIK 316672

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                              --------------------

                                   FORM 10 - K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 1999

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $530,000,000 as of March 24, 2000 (based upon the average of the highest bid and lowest asked prices on such date as reported on the Nasdaq SmallCap Market).

There were 84,359,207 shares of Common Stock outstanding as of March 24, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year (December 31, 1999) are incorporated by reference in items 10, 11, 12 and 13 of
PART III hereof.

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

OVERVIEW

         The Company is primarily engaged in the business of designing, developing, manufacturing, marketing and selling optical networking equipment. In addition, the Company provides engineering design services to other telecommunications companies and designs and sells digital signal processing products. The Company's current operations were established through a series of mergers in 1995 and 1996. The Company's operations are conducted primarily through two wholly-owned subsidiaries, Intelect Network Technologies Company ("INT") and DNA Enterprises, Inc. ("DNA").

         The Company is strategically focusing its product lines and services to take advantage of the convergence of voice, data and video telecommunications services. This convergence is being driven by the explosive growth of Internet applications such as E-commerce, which is accelerating the expansion of network capacities. These industry trends create requirements for today's network integrators and directors to manage multiple applications, at multiple locations, within bandwidth resources and while balancing the need for network reliability. The Company's product lines are designed to meet these evolving markets, applications and requirements.

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

PRODUCTS, TECHNOLOGIES AND SERVICES

Optical Networking Products

         The Company's optical networking business is conducted by INT. Marketed under the name OMNILYNX, formerly SONETLYNX and FIBRETRAX, the Company believes it has developed a revolutionary networking infrastructure product for public and private networks to cost-effectively create voice, data and/or video networks of virtually any size and application. It is defined as a platform because, from its basic architecture, it can be configured into many separate products for a variety of functions and applications. Through the use of different protocol cards, the OMNILYNX can simultaneously combine multiple communication transmissions such as video and graphics communications, data files, voice and any IP-based service over a single network. The products are compatible with Synchronous Optical Network (SONET) and Synchronous Digital Hierarchy (SDH) standards in order to provide fail-safe networks. The OMNILYNX products, in addition to providing add-drop multiplexing, provide the functions of traditional networking equipment such as bridges, channel banks, routers and video matrix switches, thus offering significant savings in cost and time for the user when OC-1, OC-3, OC-12 or OC-48 bandwidth is required. The OMNILYNX expands into markets horizontally by increasing the types of protocols (applications) it can transport, and vertically by increasing its capacity (transmission speed). Currently, the OMNILYNX can transport voice, Fast Ethernet (10/100baseT), JPEG video and low speed data protocols such as RS-232 and RS-422 at speeds up to the OC-12 rate (622 Mbps). The OMNILYNX line is currently comprised of five different models as follows:

         OL-10   - Copper based HDSL/SDSL, T-1, Ethernet customer premises
                   device.

         OL-100  - Fiber optic OC-1 controller based premises access device

         OL-300 - Fiber optic OC-3 controller based network infrastructure device

         OC-600 - Fiber optic OC-3/12 controller based CLEC central office system.

         OC-1200 - (Under development). Fiber optic OC-12/48 controller based co-location system.

Engineering Services

         Through DNA, the Company provides advanced product and system design and development services for a variety of clients in the communications industry. The Company believes DNA is a leading contract and outsource development resource for the communications industry. DNA provides expertise in digital signal processing (DSP), switching and transport systems, computer telephony integration (CTI), embedded systems, data communications, intelligent networks, video processing, and wireless communications technologies.

Digital Signal Processing

         DNA also provides state-of-the-art digital signal processing technology to systems developers around the world to afford them leading-edge solutions, faster time-to-market, and reduced technical risk for their product development programs. The Company has developed a product line consisting of standard designs for high performance circuit boards, and offers custom designed hardware, application support software, real-time operating systems, and consulting services to product manufacturers and application developers in the multimedia, image processing, communications, and remote sensing systems arenas. The bulk of the activities center around the Texas Instruments ("TI") line of digital signal processors and Power PC processors produced by Motorola. The primary market faces for these products are military applications, including commercial off-the-shelf (or "COTS") components.

Visual Communications

         During 1999 the company made the decision to de-emphasize its LANscape video conferencing product in order to focus on its optical networking products Certain engineering and development activities were completed during 1999 in order to offer the underlying technology in connection with the Company's optical networking products.

CS4 Intelligent Services Platform

         During 1999 the Company completed initial stage engineering and development activities related to the CS4 Intelligent Services Platform and successfully completed a beta test of the product. Upon completion of this beta test, the Company determined to cease further development activities related to the CS4 in order to focus its efforts and resources on its optical networking products. The Company has been exploring options for the further development of this product in cooperation with other entities. However, no such agreements have been reached to date.

MARKETS AND CUSTOMERS

Optical Networking Products

         Historically, the primary markets for the Company's optical networking products have been purpose-built, or private, networks such as intelligent highway systems ("ITS"), utility systems and other transportation facilities. These markets are served primarily through system integrators and other value added resellers. These integrators and resellers are in turn served through the Company's direct sales force and through a limited number of representatives. During 1999 three customers accounted for 19%, 14% and 11%, respectively, of sales.

         While the Company expects such purpose-built networks to remain an important market for it, it is beginning to focus more of its sales and marketing efforts on public network customers such as competitive local exchange carriers (CLECs), shared tenant service providers sand other providers of public network services These markets are currently being addressed primarily by the Company's direct sales force; however, in the future the Company might utilize third party marketing channels such as OEM arrangements.

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

Digital Signal Processing

         The digital signal processing are marketed primarily through sales channel partners to customers in North America, Europe, and Asia. Customers for these products have a common need for high-performance DSP capabilities for integration into their products, which include commercial telecommunications systems, industrial control products, video processing and image enhancement systems, and military communication systems, with a focus on the growing COTS markets. No single customer accounts for more than 10% of sales.

COMPETITION

         The market for the Company's products and services is intensely competitive and rapidly changing. The Company competes, or may in the future compete, directly or indirectly for customers in the following categories of products and companies network transmission product manufacturers such as Lucent Technologies Corp., Northern Telecom, Ltd., Cisco Systems, and Alcatel.

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

MANUFACTURING

         The Company's optical networking products, OmniLYNX, are currently manufactured, assembled and tested in the Company's own manufacturing facility. Such manufacturing facilities have been ISO 9002 certified. The Company believes that these facilities have adequately capacity to meet the Company's current and near-term product requirements. However, the Company is considering the use of third parties to perform certain of these functions in order to increase capacity and to potentially increase manufacturing efficiencies. The Company's digital signal processing products are manufactured by third parties and delivered to the Company for testing and delivery to customers.

         Raw materials are primarily electronic components available from multiple sources. Certain sole source components are not generally considered a vulnerability because they are reliably supplied by large companies. The Company sources a fiber optic interface card, for the OC-3 product, from a third party which is the sole source for the component. The Company also buys a video codec card, used in OmniLYNX video applications from a sole source. Delays in delivery of either component would restrict the Company's ability to increase sales. In the event either vendor fails to meet commitments, the Company intends to rely on its in-house manufacturing capabilities. However, the conversion to in-house backup supply would not be without some interruption and may increase cost. The Company has an ongoing program to reduce its exposure to limited source components where possible.

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

         The Company relies on a combination of patent, copyright, trademark and trade secret laws, and confidentiality procedures to protect its proprietary rights. The Company currently has five United States patents relating to video, audio and switching technology and has 14 currently pending patents relating to DSP, electronic design, internet, operating systems, voice switching, video distribution and communications. "SONETLYNX(R)," "INTELECT(R)," "VUBRIDGE(R)," "S4(R)," and "Special Services Switching System(R)" are registered trademarks of the Company. "FIBRETRAX(TM)" and "PANORAMA(TM)" are trademarks of the Company. According to federal and state law, the Company's trademark protection will continue for as long as the Company continues to use its trademarks in connection with the products and services of the Company.

The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection.

          In connection with the acquisition of DNA Enterprises and Intelect Visual Communications and transactions with certain individuals, licenses were acquired to support the development of OmniLYNX, video conferencing and DSP products. The Company also incorporates third-party licenses into its products.

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

EMPLOYEES

         The Company had 208 full-time employees at December 31, 1999, of which 87 were engaged in engineering and development, 38 were engaged in sales, marketing, and customer support, 64 were engaged in manufacturing operations, and 19 were engaged in administration and finance. None of the Company's employees is represented by a labor union. The Company has experienced no material work stoppages and believes its relations with its employees to be good. At December 31, 1998, the Company had 307 full-time employees.

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

ITEM 2 - PROPERTIES

         All of the Company's facilities are leased. The facilities are in Richardson, Texas. The Company's principal operations are serviced from three leased facilities in Richardson, Texas, (comprising approximately 83,000 square feet), which the Company believes to be suitable for its operations as currently conducted. These facilities include manufacturing, engineering, sales, marketing, and administrative offices. All of the Company's manufacturing operations are located in a 28,000 square foot Richardson, Texas facility.

ITEM 3 - LEGAL PROCEEDINGS

         The Company is involved in various legal proceedings and claims arising in the ordinary course of business.

         On October 28, 1998, in the 192nd Judicial District Court for Dallas County, Texas, Richard Dzanski filed suit against Intelect Network Technologies Company, a wholly owned subsidiary of the Company, and Intelect Systems Corp., the predecessor of the Company. In the suit, the plaintiff has claimed a breach of an Irrevocable Option Agreement and that he has not received payments he claims are due to him. In January, 2000 the Company and the plaintiff entered into an agreement in settlement of all claims pursuant to the litigation and the underlying agreements Pursuant to this agreement, the Company paid the plaintiff $35,000 in cash and issued 350,000 shares of its common stock. In addition the Company agreed to pay the plaintiff a royalty on future sales of certain optical networking equipment equal to 2% of such sales through March 2001, but not to exceed $1 million in total.

         Intelect (Bermuda) is contingently liable for certain potential liabilities related to its discontinued operations. Specifically, under a stock purchase agreement dated October 3, 1995 ("1995 Agreement"), Intelect (Bermuda) agreed to indemnify Savage Sports Corporation, the purchaser of Savage Arms, Inc. (a manufacturer of sporting bolt action rifles), for certain product liability, environmental clean-up costs and other contractual liabilities, including certain asserted successor liability claims. One of the liabilities assumed involves a firearms product liability lawsuit filed by Jack Taylor individually and as father of Kevin Taylor in Alaska Superior Court (the "Taylor litigation"). Intelect (Bermuda) is informed that a defendant in the Taylor litigation, Western Auto Supply Co., settled the lawsuit for $5 million and, in turn, has asserted a third-party claim against Savage Arms, Inc. for indemnification in the amount of the settlement plus attorneys' fees and related costs. Savage Arms has asserted defenses to the claims and Intelect (Bermuda) believes additional defenses may be available. Based on the information available to date, it is impossible to predict the outcome of this litigation or to assess the probability of any verdict.

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

         In the event the Taylor litigation and/or Emhart litigation were to be resolved adversely to Intelect (Bermuda), there would be a material adverse effect on the Company's financial condition and results of operations. See Note 13 to the Consolidated Financial Statements.

         A shareholders class action lawsuit was filed in the U. S. District Court for the Northern District of Texas purported to have been filed on behalf of all persons and entities who purchased Intelect common stock during the period between February 24, 1998 and November 17, 1998. The named defendants include Intelect Network Technologies Company and certain former and present officers and directors of the Company, and Arthur Andersen, LLP. The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making false and misleading statements concerning Intelect's reported financial results during the period, primarily relating to revenue recognition, asset impairment and capitalization issues. The plaintiffs seek monetary damages, interest, costs and expenses. The Company intends to defend the suit vigorously in all aspects.

         In July, 1999 the Company had negotiated the sale of a portion of its engineering design services operations conducted by DNA. The agreement with Cadence Design Systems, Inc. ("Cadence") provided for a purchase price of $15.0 million in cash. The Company and counsel believe Cadence and the Company signed and delivered an asset purchase agreement to consummate the transaction. The transaction was scheduled to close on July 23, 1999. Despite the Company having, to the best of its knowledge, met all conditions to closing, Cadence failed to close the transaction. Therefore, the Company believes Cadence breached the agreement which had reached between the parties. The company has filed suit in District Court of Dallas County, Texas to recover damages. The ultimate outcome of this matter cannot be determined at this time.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5 - MARKETS FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The common stock of the Company is traded in the over-the-counter market and is listed on the Nasdaq Stock Market under the symbol "ICOM." The high and low bid prices for the Company's common stock for each full quarter of the last two fiscal years, as reported on Nasdaq, are as follows:

                                                                                      High               Low
                                                                                      ----               ---
         1st quarter 1998 - period ended March 31, 1998                              7.625             4.438
         2nd quarter 1998 - period ended June 30, 1998                               7.250             5.432
         3rd quarter 1998 - period ended September 30, 1998                          5.625             1.656
         4th quarter 1997 - period ended December 31, 1998                           3.563             1.438

         1st  quarter 1999 - period ended March 31, 1999                             2.469             1.000
         2nd quarter 1999 - period ended June 30, 1999                               1.906             0.719
         3rd quarter 1999 - period ended September 30, 1999                          1.969             0.750
         4th quarter 1999 - period ended December 31, 1999                           1.938             0.625

         The Company believes that as of March 24, 2000, its outstanding shares of common stock were held by approximately 6,000 owners of record.

         The closing bid price of the common stock on the Nasdaq Small Cap Market on March 24, 2000, was $7.125.

DIVIDEND POLICY

         No cash dividends were paid by the Company during 1997, 1998 or 1999. The Company does not currently plan to pay any dividends on common stock in the foreseeable future. The Company is restricted by certain of its agreements with lenders from any payment of dividends on common stock and from the payment of dividends on preferred stock except dividends payable with common stock. These restrictions remain in effect for so long as any balance remains payable on the debt. See Note 7 to the Consolidated Financial Statements.

RECENT SALES OF UNREGISTERED SECURITIES; RECENT DEVELOPMENTS

         In January 2000, the Company issued 142,791 shares of common stock in lieu of a $187,300 cash dividend on its Series A Preferred Stock for the quarter ended December 31, 1999.

         As previously disclosed, in January, 2000, the Company, in a transaction exempt from registration under Section 4(2) of the Securities Act, issued 7,200,000 shares of its $.01 par value common stock and warrants to purchase an additional 3,600,000 shares of common stock. In March, 2000 the Company, in a transaction exempt from registration under Section 4(2) of the Securities Act issued 4,600,000 million shares of its $.01 par value common stock. Each of those transactions were undertaken with accredited investors.

ITEM 6 - SELECTED FINANCIAL DATA

         The following tables set forth certain historical consolidated financial data for the Company.

                                                                                                       Two months
                                                                                                          ended        Year ended
                                                             Years ended December 31,                  December 31,    October 31,
                                            ---------------------------------------------------------  ------------   ------------
                                                1999           1998*          1997*          1996           1995           1995
                                            -----------    -----------    -----------    -----------   ------------   ------------
                                                                      ($ Thousands Except Per Share Data)
STATEMENT OF OPERATIONS:
Net revenues                                $    16,699         19,341         37,777          9,352            734          2,030
                                            ===========    ===========    ===========    ===========   ============   ============
Operating loss                              $   (25,498)       (38,787)       (17,642)       (33,638)        (2,943)        (4,652)
                                            ===========    ===========    ===========    ===========   ============   ============
Loss from continuing operations             $   (28,535)       (42,735)       (19,743)       (42,983)        (2,776)        (5,194)

Income from discontinued
   operations                                        --             --             --             --             --          3,546
Income (loss) on disposal of
   discontinued operations                           --           (403)          (498)           (56)          (236)        13,824
Extraordinary item                               (1,054)            --             --             --             --            646
                                            -----------    -----------    -----------    -----------   ------------   ------------
Net Income (Loss)                           $   (29,589)       (43,138)       (20,241)       (43,039)        (3,012)        12,822
                                            ===========    ===========    ===========    ===========   ============   ============
Income (loss) allocable to common
   stockholders                             $   (34,517)       (46,105)       (20,798)       (43,039)        (3,012)        12,822
                                            ===========    ===========    ===========    ===========   ============   ============

Basic and diluted income (loss) per share:
Continuing operations                       $     (0.72)         (1.76)         (0.99)         (3.32)         (0.24)         (0.47)
Discontinued operations                              --          (0.02)         (0.02)         (0.01)         (0.02)          1.57
Extraordinary item                                (0.02)            --             --             --             --           0.06
                                            -----------    -----------    -----------    -----------   ------------   ------------
Net Income (loss) for period                $     (0.74)         (1.78)         (1.01)         (3.33)         (0.26)          1.16
                                            ===========    ===========    ===========    ===========   ============   ============

Weighted average shares (thousands)              46,762         25,939         20,558         12,943         11,385         11,024

BALANCE SHEET:
ASSETS:
Current assets                              $    11,861         16,413         25,552         11,594         19,957         24,587
Excess of cost over assets of
   companies acquired                             4,115          4,787         13,249         14,573          8,685          9,349
Other long-term assets                            8,366         11,270         11,008          9,851          2,597          1,786
                                            -----------    -----------    -----------    -----------   ------------   ------------
Total assets                                $    24,342         32,470         49,809         36,018         31,239         35,772
                                            ===========    ===========    ===========    ===========   ============   ============

LIABILITIES & SHAREHOLDERS' EQUITY:
Current liabilities including current
    maturities of long-term debt            $     8,674          9,938         23,517          9,810          5,331          7,091
Long-term liabilities                            15,264         15,000            143         18,477            368            365
Shareholders' equity                                404          7,532         26,149          7,731         25,540         28,266
                                            -----------    -----------    -----------    -----------   ------------   ------------
                                            $    24,342         32,470         49,809         36,018         31,239         35,722
                                            ===========    ===========    ===========    ===========   ============   ============

*Certain amounts have been reclassified to conform to current classifications.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The following table shows the revenue and gross profits (loss) for the Company's products:

                                                                         Years ended December 31,
                                                                      ------------------------------
                                                                          1999       1998       1997
                                                                      --------   --------   --------
                                                                               ($ Thousands)
          Revenue:
          Optical networking equipment                                $  9,479   $  6,410   $ 26,250
          Design services                                                4,596      8,147      8,632
          Digital signal processors (DSP)                                1,411      2,690        277
          Video network products                                           704      1,448        636
          Other                                                            509        646      1,982
                                                                      --------   --------   --------
                                                                      $ 16,699   $ 19,341   $ 37,777
                                                                      --------   --------   --------
          Gross profit (loss):
          Optical networking equipment                                  (3,400)  $ (1,903)  $ 12,035
          Design services                                                 (544)     2,002      2,375
          Digital signal processors (DSP)                                  245      1,390        (88)
          Video network products                                          (175)       497         41
          Other                                                             63     (1,078)      (112)
                                                                      --------   --------   --------
                                                                      $ (3,811)  $    908   $ 14,251
                                                                      --------   --------   --------

REVENUES

         Although sales of optical networking equipment in 1999 increased 48% from 1998 levels, sales in both 1999 and 1998, as compared to 1997, reflect the Company's refocusing on non-Far East markets and the extension of its technology and products into telecommunications markets for public network access equipment. In addition, the Company's financial condition resulted in difficulties in obtaining necessary component parts and created uncertainty as to the Company's ability to meet delivery requirements. Therefore, existing and potential customers became reluctant to place new orders with the Company. Revenues from optical networking equipment in 1998 declined dramatically from 1997 sales, which had been largely related to sales to Korean customers. The decline in 1998 revenues was due to the decline in sales to the Korean market reflecting the financial condition of the Asian region.

         Revenues from design services declined 44% in 1999 as compared to 1998. During the negotiation of the sale of certain engineering services operations to Cadence and preparation for closing the transaction, the Company was limited in its ability to engage in new design services projects. Therefore, as existing projects were completed, the Company experienced a decline in revenues from such services. Engineering service revenues in 1998 approximated the level of 1997. Growth of the services business in 1998 was also constrained somewhat by the concentration of resources on DSP product development.

         DSP products, primarily those based on Texas Instruments components, decreased 47% in 1999 as compared to 1998 after having increased 871%. Unavailability of components and customer uncertainty over future availability were the primary causes of the 1999 decline in these revenues. The 1998 year included the launch of development tools for the Texas Instruments components and end products with powerful computing and signal processing capabilities.

         Revenues from video network products declined 51% in 1999 as compared to 1998 as a result of management's decision to de-emphasize this product line. Video network product revenues in 1998 increased 127% over 1997 due to the first full year of availability of a redesigned product.

         Other revenues consist primarily of the voice and data switching products used in air traffic control applications, which have declined in strategic significance to the Company and which are no longer actively promoted or pursued.

GROSS PROFIT (LOSS)

         Gross loss from optical networking equipment in 1999 reflects the effect of low production levels for the Company's manufacturing operations due to lower sales in 1999. The lower production levels resulted in unabsorbed overhead of approximately $3.8 million in 1999. In the fourth quarter of 1999 the Company reduced the carrying value of its inventory by approximately $2.2 million. This adjustment was based on cost variances and a periodic review of the components of inventory in relation to anticipated sales and production and product design changes, as well as current market prices for components and completed products. In addition, 1999 gross profit reflects the effect of pricing concessions amounting to approximately $650,000. These concessions were granted to a particular customer due to significant past and potential business with that customer. Gross profit decreased in 1998 from 1997 due to the significant decline in optical networking equipment sales.

         The high level optical networking equipment shipments in 1997 supported an economic production rate in manufacturing operations, a rate which was not sustained in 1999 or 1998. The negative gross profit on these products in 1998 included $1,820,000 of under-absorbed overhead. At the production levels of 1997, under-absorbed overhead for these products was $613,000, all attributable to the first half year when production volume had not yet increased.

         Due to the Cadence transaction discussed above, the Company was required to maintain certain minimum staffing levels within its design services operations, irrespective of the amount of billable activity. Accordingly, certain costs were incurred without the revenues normally associated with such costs. The failure of the Cadence transaction to close also required the Company to reduce staffing levels within the Design Services operation, which resulted in certain severance and termination costs. Additionally, in order to stabilize and retain the remaining staff, the Company was required to incur additional costs in the form of salary adjustments and retention bonuses. Costs related to these items amounted to approximately $254,000 during 1999. Engineering services gross profit maintained a similar percentage of sales in 1998 and 1997 (25% and 27% respectively).

         DSP products contributed positive gross profit for the first time in 1998 as revenues grew to a level which allowed for a characteristic margin. This gross profit declined in 1999 as a result of lower sales levels.

ENGINEERING & DEVELOPMENT (E&D) EXPENSES

         E&D expense decreased to $7,967,000 in 1999, as compared to $10,218,000 in 1998 and $11,899,000 in 1997. In all three years, certain amounts of software development costs were capitalized. Including those amounts, the total E&D expenditures were $8,573,000, $12,205,000 and $13,216,000, respectively, in the years 1999, 1998 and 1997. Total E&D expenditures by product line were distributed as follows:

                                           Years ended December 31,
                                        ------------------------------
                                          1999       1998       1997
                                        --------   --------   --------
                                                 ($ Thousands)
Optical networking products             $  3,234   $  5,148   $  6,400
CS4                                        3,565      4,798      3,816
Digital signal processor (DSP)               886      1,002        488
Video network products                       889      1,168      1,443
Other                                         --         --      1,069
                                        --------   --------   --------
                                           8,574     12,116     13,216

Capitalized software development costs      (607)    (1,898)    (1,317)
                                        --------   --------   --------
E&D expense                             $  7,967   $ 10,218   $ 11,899
                                        --------   --------   --------

         During 1999, the Company incurred engineering and development costs of approximately $3,565,000 related to its CS4 Intelligent Switching Platform. The Company has completed or suspended all development activities related to this project and accordingly does not currently plan to incur engineering and development costs related to it subsequent to the third quarter of 1999. All E&D costs related to this project have been expensed. In addition, engineering and development activities related to DSP and video network products have been reduced so as to focus on near-term sales opportunities related to the Company's optical networking products.

SELLING AND ADMINISTRATIVE EXPENSES

         Selling and administrative expenses decreased $4,676,000, or 26%, between 1999 and 1998 and $947,000, or 5%, between 1998 and 1997. These reductions are the result of lower sales levels and the Company's efforts to reduce selling and administrative expense, including the closing of certain offices and staff reductions. Such expenses in 1999 include approximately $550,000 from an increase in the allowance for doubtful accounts, estimated costs of $200,000 related to a certain shareholder suit (see Legal Proceedings), legal costs of approximately $200,000 related to the Cadence transaction and financing transactions during the third quarter of 1999, and approximately $233,000 related to the adjustment of the carrying value of certain assets previously utilized in the Company's video network products business.

         Selling and administrative expenses in 1998 include $1,148,000 of warranty expense, primarily the extra costs of start up and first year operations of two major installations of the SONETLYNX product in Korea and on the Alyeska pipeline. The Company estimates that the usual level of warranty expenses would have been approximately $200,000 but for special startup difficulties caused by distance, cultural differences and unusual technical characteristics.

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

         Accounts and notes receivable from the Company's Korean distributor, and relating to the sales of the Company's products in Korea, totaled $4,696,000 at the end of September 1998, compared to $9,879,000 at December 31, 1997, from which $6,731,000 was collected and to which $1,730,000 of shipments were added during 1998. The Company was advised, at a meeting in October, 1998, of the distributor's illiquidity and inability to maintain any certain schedule of payments of receivables. Accordingly, the Company determined that it would be prudent and timely to write off or reserve substantially all the distributor's receivables adjusted for a collection of $1,000,000 received in February 1999. In connection with this collection, and contingent on certain future payments, the Company agreed not to pursue any further collections of the receivable.

INTEREST EXPENSE

         Interest expense, including non-cash financing charges, was $2,673,000, $4,385,000 and $2,863,000 in the years ended December 31, 1999, 1998 and 1997 consisting of:

                             Years ended December 31,
                             ------------------------
                                  ($ Thousands)
                               1999    1998    1997
                              ------  ------  ------
Interest on debt instruments  $1,603  $1,109  $  930
Non-cash financing costs       1,019   3,242   1,721
Other costs of financing           8      28     199
Other interest                    43       6      13
                              ------  ------  ------
                              $2,673  $4,385  $2,863
                              ------  ------  ------

         Interest on debt instruments in 1999 and 1998 was primarily attributable to amounts borrowed from St. James Capital Corp., SJMB, L.P., and the Coastal Trust. In 1997, the interest was attributable to St. James Capital Corp. and Coastal Trust borrowings and to two series of convertible debentures.

         Non-cash financing costs in all three years were the result of warrants to purchase common stock issued in connection with various financings. The reported expense amount is the value of the warrants determined by using the Black-Scholes pricing model.

         Other costs of financing consist primarily of legal and placement fees.

LOSS ON DEBT RETIREMENT

         Pursuant to a restructuring of its debt obligations in August, 1999, the Company repaid $3,000,000 of note payable to St. James through the issuance of 3,864,271 shares of common stock. This resulted in a beneficial conversion feature in the amount of $1,054,000 which has been accounted for as a loss on debt retirement.

INCOME (LOSS) FROM DISPOSAL OF DISCONTINUED OPERATIONS

         Losses in 1998 and 1997 represent legal expenses in connection with the indemnity agreement with Savage Sports Corporation. See ITEM 3, Legal Proceedings.

DIVIDENDS ON PREFERRED STOCK

         Dividends on preferred stock include the effect of beneficial conversion features granted to the holders of the preferred stock in the amounts of $3,910,000 for the year ended December 31, 1999 and $618,000 for the year ended December 31, 1998.

YEAR 2000 COMPLIANCE

         The Company conducted a review of its computer systems and products to identify those that could be affected by the "Year 2000 Problem," the result of computer programs using two digits rather than four to define the year portion of dates. The Company determined that none of its significant systems or products fail to distinguish the year 2000 from the year 1900. No exposure was discovered which would have a material adverse effect on the Company. Certain purchased software, resold or used in company products, has been certified by the vendors to be compliant. To date, the Company has experienced no significant problems or difficulties related to the Year 2000 problem. The financial impact of Year 2000 compliance has not been material to the Company's financial position or results of operations in any given year.

LIQUIDITY AND CAPITAL RESOURCES

         Subsequent to December 31, 1999 the Company completed a series of transactions which materially improved its liquidity and financial position. As a result of these transactions, the Company's working capital increased by approximately $31.0 million and Stockholders' Equity increased by approximately $46.0 million.

         In January, 2000 the Company completed a private placement of 7.2 million shares of common stock and warrants to purchase an additional 3.6 million shares at an exercise price of $2.50 per share. Net proceeds to the Company, after selling commissions and costs amounted to approximately $16.9 million.

         In January, 2000 outstanding debt was reduced as SJMP, L.P. converted $6.0 million due under its note payable from the Company into approximately 3,645,000 shares of the Company's common stock, pursuant to the terms of the loan agreement.

         In March, 2000 the Company completed a private placement of 4.6 million shares of common stock. Net proceeds to the Company, after selling commissions and costs, amounted to approximately $25.9 million. Of these proceeds, approximately $9.6 million was used to repay indebtedness to the Coastal Corporation Second Pension Trust ("Coastal") and approximately $8.5 million has been deposited in trust to redeem the Series A Preferred Stock, all of which is held by Coastal.

         Between December 31, 1999 and March 24, 2000, the Company issued approximately 2.4 million shares of Common Stock pursuant to the exercise of various warrants and employee stock options. Proceeds to the Company from these transactions amounted to approximately $5.1 million.

         The pro forma effect of these transactions is as follows:

                                     (in thousands)
                    ---------------------------------------------------
                    December 31, 1999   Pro forma    December 31, 1999
                          Actual       Adjustments      Pro Forma
                    -----------------  -----------   -----------------
Working capital        $      3,187         31,022          34,209
Notes payable          $     17,604        (15,214)          2,390
Stockholders' equity   $        404         46,236          46,640

         Subsequent to these transactions the Company has outstanding approximately 84.4 million shares of common stock, as well as warrants and employee stock options for the purchase of approximately 20.6 million additional shares of common stock.

OPERATING ACTIVITIES

         Net cash applied in operations primarily reflects the $29,589,000 net loss offset by $7,094,000 of non-cash charges, and the $3,350,000 net decrease in working capital. The reduction of net cash used in operating activities of $3,784,000 between 1999 and 1998 results primarily from the reduced net loss in 1999, net of non-cash items.

         o Accounts receivable were a source of funding due to $1,780,000 collections from customers in excess of new shipments and billings.

         o        Inventory decreased $882,000.

         o        Accounts payable and accrued liabilities increased $242,000.

         o Other assets, consisting primarily of deferred financing costs, decreased $446,000.

         o The non-cash charges consist primarily of $4,721,000 of depreciation and amortization of intangible assets, $1,054,000 of non-cash losses from retirement of debt and $1,013,000 of amortization of deferred financing costs.

INVESTING ACTIVITIES

         Investments during 1999 were primarily $1,045,000 of fixed asset additions and $607,000 of capitalized product enhancements and advancements related to optical networking products, offset by proceeds from the sale of marketable securities. The fixed asset additions were concentrated in computers, software, and test equipment to support engineering activities, and manufacturing equipment for new products.

FINANCING ACTIVITIES

         Prior to the completion of the series of financing transactions discussed above, the Company experienced difficulties through-out 1999 in obtaining adequate financing to support its operations, especially beginning in the third quarter of 1999. Because of these difficulties the Company did not have access to working capital in the amounts or within the timeframes it had anticipated. Accordingly, the Company was unable to complete and ship certain orders in its backlog within time frames originally anticipated and was impaired in its ability to pursue new orders due to the uncertainty regarding scheduled delivery dates.

         In March and April of 1999 the Company issued Series E Convertible Preferred Stock for proceeds of $6 million. Shortly after the completion of these transactions, the Company and the holders of the Series E Preferred Stock as well as holders of Series C and D Convertible Preferred Stock, became involved in a dispute regarding alleged violations of certain representations and covenants by the holders of the preferred stock and the Company's refusal to effect conversions of the preferred stock into common stock. Subsequently, all such disputes were resolved and settled. Pursuant to these settlements the Company issued approximately 13.4 million shares of common stock in exchange for all of the Series C, D, and E Preferred Stock. As of December 31, 1999 no such series of preferred stock are outstanding.

         While these disputes were outstanding the Company was, for all practical purposes, precluded from raising other forms of equity capital. Accordingly, in order to raise additional capital the Company had arranged the sale of a portion of its engineering design services conducted by its wholly-owned subsidiary, DNA Enterprises, Inc. The Company had negotiated the sale of these operations to Cadence Design Systems, Inc. ("Cadence") for $15 million in cash. The Company and counsel believe Cadence and the Company signed and delivered an asset purchase agreement to consummate the transaction. Concurrently with this transaction, the Company had negotiated a restructuring of its debts with its primary lenders. The transaction was scheduled to close on July 23, 1999. Despite the Company having met all conditions to closing, Cadence failed to close the transaction and, therefore, the Company believes breached the agreement which had been reached between the parties. The Company has filed suit against Cadence to recover damages from these actions.

         Subsequent to the failure of the Cadence transaction to close the Company negotiated a restructuring of its debt obligations with St. James Capital L P. and SJMB L. P. (collectively "St. James") and with Coastal. Pursuant to the restructuring, the Company exchanged an aggregate of $3.0 million of accrued interest and principal due under notes payable to St. James for approximately 3.9 million shares of common stock. St. James also received the right to convert any or all remaining balances under the note into common stock at a rate equal to the greater of $1.08 and 66-2/3% of the market price of the common stock at the time of the conversion. In the restructuring the Company also exchanged an aggregate of $3.0 million of accrued interest and principal due to Coastal for approximately 2.8 million shares of common stock.

         All remaining amounts outstanding to Coastal were converted into an amended and restated revolving credit facility. The facility provides for total borrowings of up to $12.0 million, subject to a borrowing base as defined in the agreement. In December, 1999 the Company and Coastal agreed to convert $5.0 million outstanding under the agreement into 5.0 million shares of common stock and warrants to purchase 5.0 million additional shares at an exercise price of $0.75 per share. Subsequent to this transaction the total amount available under the agreement remained at $12.0 million.

         In January and June 1999 the Company issued, in a private placement, approximately 3.9 million shares of common stock for aggregate proceeds of approximately $3.5 million.

CONCLUSION

         Although the Company has not yet produced positive cash flow from operations, it has made significant process during 1999 in reducing recurring expenditures. Actions which have contributed to this include the focus of operations on the Company's optical networking products and the resulting reduction in efforts related to the CS4 development program and the video conferencing product line. As a part of these reduced efforts engineering and development costs related to these projects have been eliminated or greatly reduced. In addition general and administrative expenditures have been reduced, including the closing of offices in New York and California.

         As of March 24, 2000 the Company has outstanding obligations for funded debt amounting to approximately $2.3 million and has cash and temporary investments of approximately $25.6 million.

Accordingly, management believes the Company has adequate financial resources and liquidity to meet its ongoing obligations and to execute its business plan.

         Should the demand for the Company's products increase significantly, the Company could need additional working capital to finance the resulting growth in accounts receivable and inventories. Management believes that the Company could obtain such additional working capital through bank credit agreements, other lending agreements, the issuance of debt or equity securities, or a combination of these sources. There can be, however, no assurance that such resources would be available to the Company or would be available in sufficient amounts or under terms which the Company found acceptable.

CONTINGENT LIABILITIES

         As discussed in "ITEM 3 - Legal Proceedings" in the Company's Annual Report on Form 10-K, the Company is exposed to certain contingent liabilities which, if resolved adversely to the Company, would adversely affect its liquidity, its results of operations, and/or its financial position.


ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk with regard to financial instruments because a loan from The Coastal Trust bears interest based on the prime rate.

         At December 31, 1999, a hypothetical 100 basis point increase in interest rates would result in an additional pre-tax loss of approximately $96,000. The estimated additional expense is based upon the increased interest expense of the Company's variable rate debt and assumes no change in the volume or composition of debt at December 31, 1999. As of March 24, 2000 the Company has repaid all variable rate debt; therefore a change in interest rate will not impact interest expense.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 INTELECT COMMUNICATIONS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Report of Independent Certified Public Accountants................          20
Consolidated Balance Sheets.......................................          21
Consolidated Statements of Operations.............................          23
Consolidated Statements of Stockholders' Equity...................          24
Consolidated Statements of Cash Flows.............................          27
Notes to Consolidated Financial Statements........................          29

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Intelect Communications, Inc.


We have audited the accompanying consolidated balance sheets of Intelect Communications, Inc., and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Intelect Communications, Inc. and subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.



/s/ Grant Thornton LLP

Dallas, Texas
March 17, 2000

                 INTELECT COMMUNICATIONS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           December 31, 1999 and 1998
                    (Thousands of dollars, except share data)

                                                              1999      1998
                                                             -------   -------
                                        Assets
Current assets:
   Cash and cash equivalents                                 $    --   $   991
   Investments                                                   195       681
   Accounts receivable net of allowances of $1,228 in 1999
       and $870 in 1998                                        5,316     7,232
   Inventories                                                 5,972     6,854
   Prepaid expenses                                              378       655
                                                             -------   -------
                           Total current assets               11,861    16,413

Property and equipment, net                                    5,094     6,386
Goodwill, net                                                  4,115     4,787
Software development costs, net                                2,093     3,134
Other intangible assets, net                                     561       916
Other assets                                                     618       834
                                                             -------   -------
                                                             $24,342   $32,470
                                                             =======   =======

                                                                     (continued)

                 INTELECT COMMUNICATIONS, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets (continued)
                           December 31, 1999 and 1998
                    (Thousands of dollars, except share data)

                                                                                    1999         1998
                                                                                 ---------    ---------
                          Liabilities and Stockholders' Equity
Current liabilities:
Notes payable                                                                    $   2,340    $   1,613
Accounts payable                                                                     3,203        4,293
Accrued liabilities                                                                  2,868        3,632
Net liabilities of discontinued operations                                             263          400
                                                                                 ---------    ---------
                                Total current liabilities                            8,674        9,938

Notes payable                                                                       15,264       15,000
                                                                                 ---------    ---------
                                                                                    23,938       24,938
                                                                                 ---------    ---------


Stockholders' equity:
$2.0145, 10% cumulative convertible preferred stock, Series A, $.01 par value,
     (aggregate involuntary liquidation preference $7,438,818 in 1999). Authorized
     10,000,000 shares; 3,719,409 and 4,219,409 issued and
     outstanding in 1999 and 1998, respectively                                         37           42
Series C convertible preferred stock, $.01 par value.  Authorized
     12,500 shares; 1,843 issued and outstanding in 1998                                --            1
Series D convertible preferred stock, $.01 par value.  Authorized
     100,000 shares; 8,250 issued, and outstanding  in 1998                             --            1
Common Stock, $.01 par value.  Authorized 100,000,000 shares;
     65,936,573 and 32,333,085 shares issued in 1999 and 1998,
     respectively                                                                      659          323
Additional paid-in capital                                                         131,511      104,451
Accumulated deficit                                                               (130,706)     (96,189)
                                                                                 ---------    ---------
                                                                                     1,501        8,629
Less 191,435 shares of common stock in treasury                                     (1,097)      (1,097)
                                                                                 ---------    ---------
                           Total stockholders' equity                                  404        7,532
                                                                                 ---------    ---------
                                                                                 $  24,342    $  32,470
                                                                                 =========    =========

See accompanying notes to consolidated financial statements

                 INTELECT COMMUNICATIONS, INC. AND SUBSIDIARIES
                  Years ended December 31, 1999, 1998 and 1997
                      Consolidated Statements of Operations
                    (Thousands of dollars, except share data)

                                                   Years ended December 31,
                                               --------------------------------
                                                 1999        1998        1997
                                               --------    --------    --------
Net revenue                                    $ 16,699    $ 19,341    $ 37,777
Cost of revenue                                  20,510      18,433      23,526
                                               --------    --------    --------
             Gross profit (loss)                 (3,811)        908      14,251
                                               --------    --------    --------

Expenses:
   Engineering and development                    7,967      10,218      11,899
   Selling and administrative                    13,048      17,724      18,671
   Asset writedowns                                  --      10,628          --
   Amortization of goodwill                         672       1,125       1,323
                                               --------    --------    --------
                                                 21,687      39,695      31,893
                                               --------    --------    --------
             Operating loss                     (25,498)    (38,787)    (17,642)
                                               --------    --------    --------

Other income (expense):
   Interest expense                              (2,673)     (4,385)     (2,863)
   Interest income and other, net                  (364)        483         636
                                               --------    --------    --------
                                                 (3,037)     (3,902)     (2,227)
                                               --------    --------    --------
             Loss from continuing operations
                before income taxes             (28,535)    (42,689)    (19,869)

Income tax expense (benefit)                         --          46        (126)
                                               --------    --------    --------
             Loss from continuing operations    (28,535)    (42,735)    (19,743)

Extraordinary items:
Loss on debt retirement                           1,054          --          --

Loss on disposal of discontinued
     operations, net of tax                          --         403         498
                                               --------    --------    --------
        Net loss                                (29,589)    (43,138)    (20,241)

Dividends on preferred stock                      4,928       2,967         557
                                               --------    --------    --------

Loss allocable to common stockholders          $(34,517)   $(46,105)   $(20,798)
                                               ========    ========    ========

Basic and diluted loss per share:
   Continuing operations                       $  (0.72)   $  (1.76)   $  (0.99)
   Extraordinary items                            (0.02)         --          --
   Discontinued operations                           --       (0.02)      (0.02)
                                               --------    --------    --------
     Net loss per share                        $  (0.74)   $  (1.78)   $  (1.01)
                                               ========    ========    ========

Weighted average number of common
shares outstanding (thousands)                   46,762      25,939      20,558
                                               ========    ========    ========

See accompanying notes to consolidated financial statements.

Engineering Plan
                 INTELECT COMMUNICATIONS, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                  Years ended December 31, 1998, 1997 and 1996
                    (Thousands of dollars, except share data)

                                                 Preferred Stock
                                       ----------------------------------                                       Accumula-    Total
                                            Series A           Series B      Common Stock   Additional Accumu-  ted Other    Stock-
                                       ------------------    ------------  ----------------   Paid-in  lated    Comprehen-   holders
                                         Shares       Par    Shares   Par     Shares    Par   Capital  Deficit  sive Income  Equity
                                       -----------    ---    -------  ---  ----------   ---   ------   -------  ----------- -------
 Balances at December 31, 1996         $        --     --         --  --   15,027,728   150   36,849   (29,286)       18      7,731
 Comprehensive income:
    Net loss                                    --     --         --  --           --    --       --   (20,241)       --    (20,241)
    Change in unrealized gain on                --
      marketable securities                     --     --         --  --           --    --       --        --       (16)       (16)
                                                                                                                           --------
                     Total                                                                                                  (20,257)
 Private placements
    Preferred, Series A                  2,482,005     25         --  --           --    --    4,886        --        --      4,911
    Preferred, Series B                         --     --    914,286   9           --    --    3,868        --        --      3,877
    Common                                      --     --         --  --      696,400     7    3,323        --        --      3,330
 Conversion of debentures                       --     --         --  --    5,376,864    54   14,796        --        --     14,850
 Conversion of notes payable             2,482,006     25         --  --           --    --    4,975        --        --      5,000
 Conversion of preferred stock            (780,583)    (8)        --  --      780,583     8       --        --        --         --
 Warrants issued                                --
    with notes                                  --     --         --  --           --    --    1,661        --        --      1,661
 Warrants issued for services                   --     --         --  --           --    --      250        --        --        250
 Exercise of warrants                           --     --         --  --      930,000     9    1,881        --        --      1,890
 Exercise of employee stock
    options                                     --     --         --  --      561,666     6    1,569        --                1,575
 Stock option compensation                      --     --         --  --           --    --      354        --        --        354
 Settlement of royalty agreement                --     --         --  --      542,182     6      841        --        --        847
 Interest expense paid with stock:
    Preferred, Series A                     35,981     --         --  --           --    --       72        --        --         72
    Common                                      --     --         --  --       11,407    --       58        --        --         58
 Preferred dividends paid with stock            --     --         --  --       28,148    --      296      (296)       --         --
 Preferred dividends accrued
    Series A                                    --     --         --  --           --    --      215      (215)       --         --
    Series B                                    --     --         --  --           --    --       15       (15)       --         --
 Amortization of beneficial con-
 version features of preferred
 stock, Series B                                --     --         --  --           --    --       31       (31)       --         --
                                       -----------    ---    -------  --   ----------   ---   ------   -------    ------    -------

 Balances at December 31, 1997         $ 4,219,409     42    914,286   9   23,954,978   240   75,940   (50,084)        2     26,149
                                       ===========    ===    =======  ==   ==========   ===   ======   =======    ======    =======


See accompanying notes to consolidated financial statements

                                                                     (continued)

                 INTELECT COMMUNICATIONS, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                  Years ended December 31, 1999, 1998 and 1997
                    (Thousands of dollars, except share data)


                                                                    Preferred Stock
                                  -----------------------------------------------------------------------------------
                                       Series A              Series B              Series C            Series D
                                  --------------------  -------------------   -------------------  ------------------
                                    Shares      Par      Shares      Par       Shares      Par      Shares       Par
                                  ----------  --------  --------   --------   --------   --------  --------   --------
Balances at December 31, 1997     $4,219,409        42   914,286          9         --         --        --         --
Comprehensive income:
   Net loss                               --        --        --         --         --         --        --         --
   Change in unrealized gain on
     Marketable securities                --        --        --         --         --         --        --         --

               Total                      --        --        --         --         --         --        --         --
Private placements:
   Series C Preferred                     --        --        --         --     10,000          1        --         --
   Series D Preferred                     --        --        --         --         --         --    10,000          1
   Common                                 --        --        --         --         --         --        --         --
Conversion of notes payable               --        --        --         --         --         --        --         --
Conversion of preferred stock             --        --  (914,286)        (9)    (8,157)        --    (1,750)        --
Warrants issued with notes                --        --        --         --         --         --        --         --
Warrants issued for services              --        --        --         --         --         --        --         --
Exercise of warrants                      --        --        --         --         --         --        --         --
Exercise of employee stock
   Options                                --        --        --         --         --         --        --         --
Settlement of dispute                     --        --        --         --         --         --        --         --
Stock option compensation                 --        --        --         --         --         --        --         --
Preferred dividends paid
   With stock                             --        --        --         --         --         --        --         --
Preferred dividends accrued               --        --        --         --         --         --        --         --
Beneficial conversion features
   of preferred stock issued              --        --        --         --         --         --        --         --
Issue and subsequent acquisition
   of common stock                        --        --        --         --         --         --        --         --
                                  ----------  --------  --------   --------   --------   --------  --------   --------

Balances at December 31, 1998     $4,219,409        42        --         --      1,843          1     8,250          1
                                  ==========  ========  ========   ========   ========   ========  ========   ========

                                                                                Accumu-
                                                                                 lated
                                                           Addi-                 other                          Total
                                       Common Stock       tional    Accumu-     compre-     Treasury Stock      Stock-
                                   --------------------   Paid-in    lated      hensive   ------------------   holders
                                     Shares       Par     Capital   Deficit     Income     Shares     Cost      Equity
                                   ----------  --------  --------   --------   --------   --------  --------   --------
Balances at December 31, 1997      23,954,978       240    75,940    (50,084)         2         --        --     26,149
Comprehensive income:
   Net loss                                --        --        --    (43,138)        --         --        --    (43,138)
   Change in unrealized gain on
     Marketable securities                 --        --        --         --         (2)        --        --         (2)
                                                                                                               --------
               Total                       --        --        --         --         --         --        --    (43,140)
Private placements:
   Series C Preferred                      --        --     9,116         --         --         --        --      9,117
   Series D Preferred                      --        --     9,443         --         --         --        --      9,444
   Common                           1,000,000        10       990         --         --         --        --      1,000
Conversion of notes payable            10,600        --        21         --         --         --        --         21
Conversion of preferred stock       5,997,819        60       (51)        --         --         --        --         --
Warrants issued with notes                 --        --     2,980         --         --         --        --      2,980
Warrants issued for services               --        --       155         --         --         --        --        155
Exercise of warrants                  600,000         6     1,194         --         --         --        --      1,200
Exercise of employee stock
   Options                            226,458         2       396         --         --         --        --        398
Settlement of dispute                  18,000        --       101         --         --         --        --        101
Stock option compensation                  --        --       105         --         --         --        --        105
Preferred dividends paid
   With stock                         333,795         3     1,306     (1,309)        --         --        --         --
Preferred dividends accrued                --        --     1,040     (1,040)        --         --        --         --
Beneficial conversion features
   of preferred stock issued               --        --       618       (618)        --         --        --         --
Issue and subsequent acquisition
   of common stock                    191,435         2     1,097         --         --    191,435    (1,097)         2
                                   ----------  --------  --------   --------   --------   --------  --------   --------

Balances at December 31, 1998      32,333,085       323   104,451    (96,189)        --    191,435    (1,097)     7,532
                                   ==========  ========  ========   ========   ========   ========  ========   ========



See accompanying notes to consolidated financial statements

                 INTELECT COMMUNICATIONS, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                  Years ended December 31, 1999, 1998 and 1997
                    (Thousands of dollars, except share data)




                                                                    Preferred Stock
                                  ----------------------------------------------------------------------------------------
                                          Series A               Series C              Series D             Series E
                                  ----------------------   -------------------   -------------------   -------------------
                                     Shares        Par      Shares      Par       Shares      Par       Shares      Par
                                  -----------   --------   --------   --------   --------   --------   --------   --------
Balances at December 31, 1998     $ 4,219,409         42      1,843          1      8,250          1         --         --
Net Loss                                   --         --         --         --         --         --         --         --
Warrants issued in connection
    with debt retirement                   --         --         --         --         --         --         --         --
Private placements
   Preferred, Series E                     --         --         --         --         --         --      6,000         --
   Common                                  --         --         --         --         --         --         --         --
Conversion of notes payable                --         --         --         --         --         --         --         --
Conversion of preferred stock        (500,000)        (5)    (1,843)        (1)    (8,250)        (1)    (6,000)        --
Warrants issued with notes
   and preferred stock                     --         --         --         --         --         --         --         --
Warrants issued for services               --         --         --         --         --         --         --         --
Stock option compensation                  --         --         --         --         --         --         --
Preferred dividends paid
   with stock                              --         --         --         --         --         --         --         --
Directors' fees paid in stock              --         --         --         --         --         --         --
Preferred dividends accrued                --         --         --         --         --         --         --         --
Amortization of beneficial
  conversion features of preferred
  stock                                    --         --         --         --         --         --         --         --

                                  -----------   --------   --------   --------   --------   --------   --------   --------
Balances at December 31, 1999     $ 3,719,409         37         --         --         --         --         --         --
                                  ===========   ========   ========   ========   ========   ========   ========   ========



                                                          Addi-                                      Total
                                       Common Stock       tional    Accumu-      Treasury Stock      Stock-
                                   --------------------   Paid-in    lated     -------------------   holders
                                     Shares       Par     Capital   Deficit      Shares     Cost      Equity
                                   ----------  --------  --------   --------   --------   --------  ---------
Balances at December 31, 1998      32,333,085       323   104,451    (96,189)   191,435    (1,097)     7,532
Net Loss                                   --        --        --    (29,589)        --        --    (29,589)
Warrants issued in connection
    with debt retirement                   --        --     1,054         --         --        --      1,054
Private placements
   Preferred, Series E                     --        --     5,690         --         --        --      5,690
   Common                           3,860,659        39     3,270         --         --        --      3,309
Conversion of notes payable        11,642,049       116    10,884         --         --        --     11,000
Conversion of preferred stock      17,001,757       170      (163)        --         --        --         --
Warrants issued with notes
   and preferred stock                     --        --     1,692       (636)        --        --      1,056
Warrants issued for services               --        --        73         --         --        --         73
Stock option compensation                  --        --        51         --         --        --         51
Preferred dividends paid
   with stock                         933,204         9       821       (830)        --        --         --
Directors' fees paid in stock         165,819         2       226                    --        --        228
Preferred dividends accrued                --        --       187       (187)        --        --         --
Amortization of beneficial
  conversion features of preferred
  stock                                    --        --     3,275     (3,275)        --        --         --

                                   ----------  --------  --------   --------   --------  --------   --------
Balances at December 31, 1999      65,936,573       659   131,511   (130,706)   191,435    (1,097)       404
                                   ==========  ========  ========   ========   ========  ========   ========

See accompanying notes to consolidated financial statements

                 INTELECT COMMUNICATIONS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Years ended December 31, 1999, 1998 and 1997
                             (Thousands of dollars)

                                                           Years ended December 31,
                                                       ------------------------------
                                                           1999       1998       1997
                                                       --------   --------   --------
Cash flows from operating activities:
   Net loss                                            $(29,589)  $(43,138)  $(20,241)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
        Depreciation and amortization                     4,721      4,357      3,412
        Amortization of loan discount                     1,013      3,242      1,920
        Asset writedowns                                     --     10,628         --
        Loss on disposal of discontinued
           operations                                        --        403        498
        Loss on debt retirement                           1,054         --         --
        Stock option compensation                            51        100        354
        Noncash operating expenses (income)                (136)      (217)       191
        Warrants issued for services                         73        155        250
        Other                                               318        130       (393)
        Change in operating assets and liabilities:
             Accounts receivable                          1,780      4,597    (13,242)
             Inventories                                    882       (565)    (3,311)
             Other assets                                   446        599       (165)
             Accounts payable and accrued liabilities       242     (3,220)     5,875
                                                       --------   --------   --------
               Net cash used in operating activities    (19,145)   (22,929)   (24,852)
                                                       --------   --------   --------

Cash flows from investing activities:
   Payments for disposal of discontinued operations        (137)      (403)      (498)
   Purchase of other intangible assets                        7        (69)       (94)
   Capital expenditures                                  (1,045)    (2,035)    (2,993)
   Purchase of marketable securities                         --         --       (103)
   Purchase of other assets                                  --         --       (338)
   Software development costs                              (607)    (1,898)    (1,317)
   Proceeds from sale of marketable securities              486        261         --
                                                       --------   --------   --------
               Net cash used in investing activities     (1,296)    (4,144)    (5,343)
                                                       --------   --------   --------

See accompanying notes to consolidated financial statements          (Continued)

                 INTELECT COMMUNICATIONS, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (continued)
                  Years ended December 31, 1999, 1998 and 1997
                             (Thousands of dollars)

                                                              Years ended December 31,
                                                       ------------------------------------
                                                          1999         1998         1997
                                                       ----------   ----------   ----------
Cash flows from financing activities:
   Proceeds from issuance of notes payable                 11,300       19,657       14,910
   Debt issuance costs                                         --         (155)        (255)
   Principal payments on notes payable                       (738)     (12,557)        (200)
   Principal payments under capital lease obligations        (111)         (25)         (76)
   Principal payments on long-term debt                        --       (2,274)      (2,473)
   Proceeds from issuance of preferred shares               5,690       18,815        8,789
   Proceeds from issuance of common shares                  3,309        1,000        3,266
   Proceeds from exercise of common stock warrants             --        1,200        1,890
   Proceeds from exercise of employee stock options            --          309        1,575
                                                       ----------   ----------   ----------
               Net cash provided by financing
                      activities                           19,450       25,970       27,426
                                                       ----------   ----------   ----------

Net decrease in cash and cash
   equivalents                                               (991)      (1,103)      (2,769)
Cash and cash equivalents, beginning of year                  991        2,094        4,863
                                                       ----------   ----------   ----------
Cash and cash equivalents, end of year                 $       --          991        2,094
                                                       ==========   ==========   ==========

See accompanying notes to consolidated financial statements.

                 INTELECT COMMUNICATIONS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(1)    Description of Business

       Intelect Communications, Inc. (the "Company") was incorporated in Delaware on May 23, 1995, and is the successor company of a reorganization, effective December 4, 1997, whereby the Company became a
       U. S. domiciled public company. The previous public company, Intelect Communications Systems Limited ("Intelect (Bermuda)"), a Bermuda company, became a subsidiary of Intelect Communications, Inc. Intelect (Bermuda) had operated under the name of Coastal International, Ltd. until September 1985 and as Challenger International, Ltd. until December 1995. The Company is an international communications technology and products company that designs, develops, manufactures, markets, and sells products and services for the integration of voice, data, and video networks. The Company's products include a multi-service access platform for fiber optic networks, digital signal processing system components, video communications equipment, and telecommunications system design and development services.

       Former subsidiaries of the Company were engaged in information security product sales and services (from 1995 to 1997), in the manufacture and marketing of sporting arms (from 1989 to 1995), and in various energy related activities (from 1981 to 1988). These subsidiaries were sold or liquidated before December 31, 1997.

 (2)   Significant Accounting Policies and Practices

       Estimates

       The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       Principles of Consolidation

         The consolidated financial statements include the financial statements of the Company and its subsidiaries, all of which are wholly owned, since their dates of acquisition. All significant intercompany balances and transactions have been eliminated in consolidation.

       Fair Value of Financial Instruments

       Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments for which it is practicable to estimate fair value. For purposes of the disclosure requirements, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying values of cash, accounts receivable, marketable securities, notes payable and accounts payable are reasonable estimates of their fair value due to the short-term maturity of underlying financial instruments. It is not practical to estimate the fair value of the Company's long-term debt because quoted market prices do not exist and comparable securities were not available.

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

       Deferred Financing Costs

       Deferred financing costs in connection with the issuance of debt are amortized to interest expense using the effective interest method over the term of the related debt instrument (note 7). A portion of the proceeds from the issuance of convertible debt securities with beneficial conversion features and/or detachable stock purchase warrants is recognized as additional paid-in capital and as a discount to its related debt instrument and amortized to interest expense ratably from the date of issuance to the date the related debt first becomes convertible. Other costs in connection with the issuance of the same securities are also deferred and amortized in the same manner.

       Engineering and Development and Software Development Costs

       Engineering and development costs are expensed as incurred. Capitalization of software development costs commences upon the establishment of technological feasibility and ceases when the product is generally available for sale. Both the establishment of technological feasibility and the ongoing assessment of recoverability of capitalized development costs involve judgments by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and possible developments in software and hardware technologies. During the years ended December 31, 1999, 1998 and 1997, the Company capitalized $606,000, $1,988,000 and $1,317,000 of software development costs and charged operations for $1,646,000, $1,083,000 and $477,000 of amortization, respectively. Amortization prior to 1998 is based on estimated product revenues over the next five years or straight line, whichever is greater. After 1997, amortization is based on the greater of estimated product revenues or two years.

       Earnings (Loss) Per Common Share

       The Company uses the weighted average number of shares outstanding to comute basic loss per share. Diluted loss per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding. In 1999, 1998 and 1997 all potential common shares were anti-dilutive.

       Income Taxes

       The Company accounts for income taxes under the liability method as required by Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and income tax bases of assets and liabilities and are measured using the enacted tax rates and laws expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       Cash and Cash Equivalents

       For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash held in banks and time deposits having maturities within three months of the date of purchase by the Company.

       Goodwill

       Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over 10 to 15 years. As of December 31, 1998, the goodwill associated with acquisitions, excluding the acquisition of DNA Enterprises, Inc., was either fully amortized or written off. The remaining accumulated amortization at December 31, 1999 and 1998 was $2,716,000 and $2,044,000,
       respectively.

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

       During the year ended December 31, 1998, the Company charged $6,888,000 to operations for the writedown of goodwill in connection with the 1995 acquisition of Intelect Network Technology Company (INT). The goodwill was considered impaired due to the loss of three significant bids for air traffic control (ATC) projects, the absence of any significant future prospects for the ATC products of INT, and the industry trend toward consolidation, all combining to diminish the outlook for the ATC business.

       The aforementioned writedowns were measured in accordance with the policy described above. At December 31, 1999, the Company believes that no significant impairment of the remaining goodwill has occurred and that no reduction of the estimated useful lives is warranted.

       Other Intangible Assets

         Other intangible assets consist of purchased product technology. Product technology assets are being amortized by the straight-line method over periods ranging from three to five years.

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

(4)    Inventories

       The components of inventories are as follows:

                                        December 31,
                                 ---------------------------
                                     1999           1998
                                 ------------   ------------
Raw materials                    $      2,896   $      3,872
Work in progress                        1,010            888
Finished goods                          2,066          2,094
                                 ------------   ------------
                     Total       $      5,972   $      6,854
                                 ============   ============

       In the fourth quarter of 1999, the Company wrote inventories down by $1,600,000 to provide for obsolete items.

(5)    Property and Equipment

       Property and equipment are summarized as follows:

                                                            December 31,
                                                ---------------------------------
                                                      1999               1998
                                                ---------------     -------------
Machinery and equipment                         $         7,396     $       6,826
Computer equipment and software                           2,341             2,386
Furniture and fixtures                                      662               763
Leasehold improvement                                       295               343
                                                ---------------     -------------
                                                         10,694            10,318
Less:
    Accumulated depreciation and amortization            (5,600)           (3,932)
                                                ---------------     -------------
                 Total                          $         5,094     $       6,386
                                                ===============     =============

(6)    Other Intangible Assets

       Other intangible assets are summarized as follows:

                                                           December 31,
                                               ---------------------------------
                                                     1999               1998
                                               --------------       ------------
Investment in technology associated with
    optical networking products                $        1,407       $      1,407
Other intellectual property                               105                230
                                               --------------       ------------
                                                        1,512              1,637
Less accumulated amortization                            (951)              (721)
                                               --------------       ------------
                                               $          561       $        916
                                               ==============       ============

(7)    Notes Payable

       Notes payable consist of the following:

                                                         December 31,
                                        ----------------------------------------------
                                                 1999                   1998
                                        ----------------------  ----------------------
                                         Current    Long Term    Current    Long-Term
                                        ----------  ----------  ----------  ----------
Payable to The Coastal
Corporation Second Pension
Trust ("Coastal") (A)                   $       --  $    9,214  $      750  $    5,000
Payable to St. James Capital
Partners, L.P. and SJMP, L.P.
(collectively "St. James") (B)               2,000       6,000          --      10,000
Other (C)                                      340          50         863          --
                                        ----------  ----------  ----------  ----------
                                        $    2,340      15,264       1,613  $   15,000

       (A) Payable under a series of notes and credit agreements. In August 1999 all amounts were combined under an Amended and Restated Revolving Credit Facility. This facility provides for borrowings of up to $12.0 million, subject to a borrowing base, as defined, and subject to the discretion of Coastal. Interest is payable quarterly at prime plus 3.5% (12.0% at December 31, 1999). The facility is secured by a first lien on the Company's accounts receivable, inventory and related assets and a pledge of the stock of the Company's subsidiaries, subject to an inter-creditor agreement with St. James. Amounts outstanding under the facility are due July 31, 2000; however, in March, 2000 all amounts outstanding were repaid from the proceeds from the sale of common stock. Therefore, the balance outstanding at December 31, 1999 has been classified as a non-current liability.

       (B) Payable pursuant to a credit facility due July 31, 2000. Interest is payable at maturity at a fixed rate of 7%. Borrowings are secured by a second lien on the Company's accounts receivable, inventory and related assets and by a pledge of the stock of the Company's subsidiaries, subject to an inter-creditor agreement with Coastal. In August, 1999 this facility was amended and $3,000,000 of the then outstanding balance was repaid by the issuance of 3,864,271 shares of common stock. In addition, St. James was granted the right to exchange any or all remaining balance for common stock at a rate per share equal to the greater of $1.08 and 66 2/3% of the market price of the Company's common stock at the time of the exchange. This amendment resulted in a beneficial conversion feature in the amount of $1,054,000 which amount has been reflected as a loss on retirement of debt in the accompanying statements of operations. In January, 2000 St. James converted $6,000,000 outstanding under the Facility into 3,645,182 shares of common stock, pursuant to the terms of the amended agreement. Therefore, such amount has been reflected as a non-current liability as of December 31, 1999.

       (C) Includes $233,000 payable to certain officers and directors under demand notes bearing interest of prime plus 3% and which may be converted into common stock at the option of the holders at the rate of $1.00 per share; includes $50,000 payable to an employee under a demand rate bearing interest of prime plus 3% and which may be converted into common stock at the option of the holder at the rate of $2.00 per share (this amount was converted into common stock in March, 2000 and therefore is reflected as a non-current liability); includes $107,000 of other notes payable.

(8)    Lease Commitments

       The Company leases office space and certain equipment under leases expiring at various dates through 2004. Rental expense under operating leases was approximately $1,345,000, $1,607,000 and $1,528,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

       Future minimum commitments as of December 31, 1999 under operating leases are as follows:

                                                                     Operating
           Years ending December 31,                                  Leases
                                                                    -----------
           2000                                                             731
           2001                                                             698
           2002                                                             538
           2003                                                             434
           2004                                                             135
                                                                    -----------
               Total minimum lease payments                         $     2,536
                                                                    ===========

(9)    Employee Benefit Plans

       The Company sponsors defined contribution 401(k) plans for substantially all employees. Pursuant to the plans, employees may request the Company to deduct and contribute amounts from their salary on a pre-tax basis. Employee contributions are subject to certain limitations and the Company may make matching contributions, at its discretion. The Company may also make discretionary contributions in addition to matching contributions. Company contributions vest ratably over periods of four to five years, beginning in the second or first year of employment, respectively. Company contributions to the plans were $326,000, $406,000 and $345,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

(10)   Income Taxes

       Significant components of the provision for income taxes attributable to continuing operations for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                  1999            1998             1997
                            --------------  --------------   --------------
Current
   Federal                  $           --              --               --
   State                                --              94               51
                            --------------  --------------   --------------
          Total current                                 94               51
                            --------------  --------------   --------------
Deferred:
   Federal                              --             (48)            (171)
   State                                                --               (6)
                            --------------  --------------   --------------
          Total deferred                --             (48)            (177)
                            --------------  --------------   --------------
Total current and deferred  $           --              46             (126)
                            ==============  ==============   ==============

       The difference between the actual income tax benefit and the benefit computed by applying the statutory corporate income tax rate of 34% to pretax losses from continuing operations is attributable to the following:

                                                   Years ended December 31,
                                              ----------------------------------
                                                1999         1998         1997
                                              --------     --------     --------
         Computed expected tax benefit        $(10,060)    $(14,667)    $ (6,755)
         Increase in valuation allowance         9,837       11,349        5,394
         Permanent items                           394          315          407
         Writeoff of goodwill                       --        2,494           --
         Tax effect of loss not subject to
            U.S. taxation                           --           --          856
         Other                                    (171)         555          (28)
                                              --------     --------     --------
                    Tax expense (benefit)     $     --     $     46     $   (126)
                                              ========     ========     ========

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are as follows:

                                                            December 31,
                                                        ---------------------
                                                          1999         1998
                                                        --------     --------
Deferred tax assets:
    Preacquisition net operating loss carryforwards     $  4,831        4,831
    Postacquisition net operating loss carryforwards      34,988       25,505
    Accounts receivable                                      372          296
    Inventories                                            1,152          939
    Accrued liabilities                                      657          517
    Alternative minimum tax and other credit
      carryforwards                                          298          298
    Other                                                     16           46
                                                        --------     --------
                                                          42,314       32,432
    Less valuation allowance                             (42,269)     (32,432)
                                                        --------     --------
Deferred tax assets                                     $     45           --
Deferred tax liabilities                                     (45)         (89)
                                                        --------     --------
                                                        $     --          (89)
                                                        ========     ========

       At December 31, 1999, the Company had federal net operating loss carryforwards of approximately $117,115,000 and tax credit carryforwards of $298,000. The future utilization of $14,210,000 of the preacquisition net operating losses and the credit carryforwards related to the acquisition of companies will be limited under Internal Revenue Code Sections 382 and 383. The tax benefits from the utilization of the preacquisition operating loss carryforwards and the tax credits will be credited to goodwill when realized.

       Following is a summary of the carryforwards and the expiration dates as of December 31, 1999:

                                                                                                   Expiration
                                                                                Amounts               Dates
                                                                            ----------------    ----------------
         Postacquisition net operating loss carryforwards                      $102,905             2012-2019
         Preacquisition net operating loss carryforwards                         14,210             2008-2009
         Alternative minimum tax credit                                              38                --
         General business credit                                                    260               2000

(11)   Warrant Issuances

       The Company has issued various series of warrants in connection with debt and equity financings, and as compensation for investment banking and other services. As of December 31, 1999 there are outstanding warrants to purchase 14,052,909 shares of the Company's $0.01 par value common stock as follows:

         Shares Subject to Warrants                     Exercise Price                 Expiration Date
         ------------------------------------     --------------------------     --------------------------
                      6,517,308                   $0.75                          8-26-02 to 8-12-04
                      2,515,000                   $1.00 to $2.00                 2-12-01 to 1-27-05
                      4,592,502                   $2.01 to $3.00                 2-12-01 to 12-31-03
                        578,099                   Greater than 3.00              6-7-01  to 5-20-03

       All of the warrants outstanding above are exercisable except for 5,000,000 which are not exercisable until such time the Company's total authorized common stock is increased by not less than 5,000,000 shares. In February and March of 2000, warrants for purchase of 2,355,000 shares of common stock were exercised, resulting in net proceeds to the Company of approximately $5,070,000.

       The issuance of warrants during the three year period ended December 31, 1999 is a follows:

       1999

       In August, 1999 and December, 1999 the Company issued to Coastal warrants for the purchase of 1,067,308 and 5,000,000 shares of common stock , respectively. These warrants were issued in connection with restructuring of the Company's capital structure and the purchase of the Company's common stock. As a part of the December, 1999 transaction the August warrants and warrants for the purchase of 450,000 share of common stock previously issued to Coastal were amended to adjust the exercise price to $0.75. The value of the warrants issued in August, which was attributable to the refinancing of debt of approximately $707,000 based on a Black-Scholes pricing model has been treated as deferred financing costs and is being amortized over the remaining term of the debt.

       In February, 1999 in connection with the issuance of Series E preferred stock the Company issued warrants for the purchase of an aggregate of 600,000 shares of common stock . In connection with the issuance of common stock in January of 1999 the Company issued warrants for the purchase of 690,000 shares of common stock. The value of those warrants was approximately $636,000 using a Black Scholes pricing model.

       In January, 1999 in connection with the extension of debt obligations to St. James, the Company issued warrants for the purchase of 535,000 shares of common stock. The value of these warrants, approximately $349,000 using a Black-Scholes pricing model, has been treated as deferred financing costs and is being amortized over the term of the remaining debt.

       In December, 1999 the Company issued warrants for the purchase of 250,000 shares of common stock for investment banking services related to the private placement of common stock which was completed in January, 2000.

       1998

       During 1998 the Company issued warrants for the purchase of 963,036 shares of common stock in connection with the private placement of equity securities.

       In April and May of 1998 the Company issued warrants for the purchase of 1,500,000 shares of common stock in connection with the arrangement of a credit agreement with a private lender. The value of these warrants, approximately $2,980,000 using a Black-Scholes pricing model, has been treated as deferred financing costs and is being amortized over the term of the related debt.

       1997

       During 1997 the Company issued warrants for the purchase of a total of 2,370,500 shares of common stock in connection with the arrangement of credit facilities, for advisory services and pursuant to a distributor agreement. The value of the warrants related to the credit agreements, approximately $1,990,000 using a Black-Scholes pricing model, has been treated as deferred financing costs and is being amortized over the term of the related debt.

(12)   Employee Stock Option Plan

       In 1995, Intelect (Bermuda) adopted a stock option plan (the "Plan") pursuant to which the Company's Board of Directors may grant stock options to directors, officers and key employees. The Plan, adopted by the Company as part of the redomiciling process, authorizes grants of options to purchase up to 6,000,000 shares of authorized common stock. The exercise price for stock options granted may range from 25% to 110% of the fair market value of the shares on the date of grant. All stock options have 10-year terms and vest and become fully exercisable according to schedules determined by the Board of Directors, generally one-third on each of the first three anniversaries of the date of grant. At December 31, 1999, there were 1,219,680 shares available for grant under the Plan. The Plan replaced a predecessor plan which continues only to the extent that there are 140,000 unexercised options outstanding at December 31, 1999.

       The per share weighted-average fair value of stock options granted during 1999, 1998 and 1997 was $0.64, $1.91, and $2.04, respectively, on the dates of grants. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted-average assumptions:


                                                                   Years ended December 31,
                                               ---------------------------------------------------------------
                                                     1999                   1998                   1997
                                               ------------------    -------------------    ------------------
           Expected dividend yield                 0%                     0%                     0%
           Stock price volatility                  100%                   75%                    68%
           Risk free interest rate                 4.6%                   5.7%                   6.1%
           Expected option term                    3 years                3 years                3 years

       The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, has recognized compensation expense with respect to certain options granted at exercise prices less than the stock's market value on the date of grant. During the years ended December 31, 1998, and 1997, the Company recognized compensation expense of $101,000 and $354,000, respectively.

       Had the Company determined compensation cost based on the fair value on the grant date for its stock options under SFAS No. 123, the Company's net losses would have been increased to pro forma amounts as follows:

                                                            Years ended December 31,
                                          -----------------------------------------------------------
                                                1999                1998                     1997
                                          --------------        -------------          --------------
          Net loss allocable to
            common shareholders:
              As reported                 $      (34,517)       $     (46,105)         $      (20,798)
              Pro forma                          (37,693)             (52,107)                (25,217)

          Loss per share:
              As reported                 $        (0.74)       $       (1.78)         $        (1.01)
              Pro forma                            (0.81)               (2.01)                  (1.23)

       Pro forma net losses reflect only options granted in 1999, 1998 and 1997. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the option's vesting period of three years and compensation cost for options granted prior to November 1, 1995 is not considered. Furthermore, the effects of applying SFAS No. 123 may not be representative of the effects on reported net income for future years.

       Stock option activity during the periods indicated was as follows:

                                                           Years ended December 31,
                                              -------------------------------------------------
                                                   1999              1998              1997
                                              -------------     -------------     -------------
          Number of options:
             Outstanding, beginning of
               period                             4,031,044         3,271,000         2,526,500
             Granted                              1,913,000         3,488,000         2,208,500
             Exercised                                   --          (226,450)         (561,666)
             Canceled                            (1,571,847)       (2,501,506)         (902,334)
                                              -------------     -------------     -------------
             Outstanding, end of period           4,372,197         4,031,044         3,271,000

          Weighted average exercise price:
             Outstanding, beginning of
               period                         $        2.23              3.93              4.58
             Granted                                   1.13              2.98              3.87
             Exercised                                   --              1.76              3.03
             Canceled                                  2.14              5.54              6.32
             Outstanding, end of period       $        1.39              2.23              3.93

       In October 1999 the exercise price of 1,535,000 options was reduced to $1.00 per share from approximately $2.00 per share.

       At December 31, 1999, 1998 and 1997, the number of options exercisable was 2,066,675, 1,316,341, and 1,056,659, respectively, and the weighted-average exercise price of those options was $1.92, $2.49 and $3.78, respectively.

       At December 31, 1999, the weighted-average remaining contractual life of outstanding options was 9.12 years and the range of exercise prices is shown in the following table:

                                       Weighted Average
                                          Remaining                                              Option
              Exercise prices            Contractual              Option shares                  shares
                 per share                  Life                   outstanding                exercisable
          ------------------------- ------------------------  ------------------------   -----------------------
                   $1.000                    10.0 years             2,773,667                     795,000
                    2.000                     8.6                     954,864                     621,343
                    2.375                     5.0                      40,000                      40,000
                    2.660                     4.0                     100,000                     100,000
                    3.000                    6.38                     527,000                     493,666
                    4.250                     8.0                       6,666                       6,666
                    5.375                     7.0                      10,000                      10,000

(13)   Contingencies

       On October 28, 1998, in the 192nd Judicial District Court for Dallas County, Texas, Richard Dzanski filed suit against Intelect Network Technologies Company, a wholly owned subsidiary of the Company, and Intelect Systems Corp., the predecessor of the Company. In the suit, the plaintiff has claimed a breach of an Irrevocable Option Agreement and that he has not received payments he claims are due to him. In January, 2000 the Company and the plaintiff entered into an agreement in settlement of all claims pursuant to the litigation and the underlying agreements Pursuant to this agreement, the Company paid the plaintiff $35,000 in cash and issued 350,000 shares of its common stock. In addition the Company agreed to pay the plaintiff a royalty on future sales of certain optical networking equipment equal to 2% of such sales through March 2001, but not to exceed $1 million in total.

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

       A shareholders class action lawsuit was filed in the U. S. District Court for the Northern District of Texas purported to have been filed on behalf of all persons and entities who purchased Intelect common stock during the period between February 24, 1998 and November 17, 1998. The named defendants include Intelect Network Technologies Company, certain former and present officers and directors of the Company, and Arthur Andersen, LLP. The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making false and misleading statements concerning Intelect's reported financial results during the period, primarily relating to revenue recognition, asset impairment and capitalization issues. The plaintiffs seek monetary damages, interest, costs and expenses. The Company intends to defend the suit vigorously in all aspects.

       Certain of the Company's outstanding warrants contain anti-dilution provisions which can, in some circumstances, result in a change in the conversion price or the number of common shares subject to the warrant. A holder of warrants to purchase common stock has indicated to the Company that it believes it has the right to acquire up to approximately 19 million additional shares of common stock pursuant to anti-dilution provisions of the warrant agreements; however, no formal demand for the issuance of additional warrants has been made. The Company believes that the holder is entitled only to those warrants which have been issued and as are reflected in Note 11.

(14)   Segments of Business and Geographic Areas

       The Company's primary business segments consist of (a) optical networking equipment in which the Company designs, develops, manufactures and markets optical networking equipment used in the telecommunications industry; (b) design services in which the Company provides advanced product and system design services to other companies in the telecommunications industry; (c) digital signal processor (DSP) in which the Company provides state-of-the-art digital processing products to product manufacturers and application developers; and (d) video network products in which the Company designs, develops, manufactures and markets video conferencing products.

       The accounting policies of the segments are the same as those described in the significant accounting policies and practices (Note 2).

       Sales to external customers:

                                     Years ended December 31,
                                  -----------------------------
                                    1999       1998       1997
                                  -------    -------    -------
Optical networking equipment      $ 9,479      6,410     26,250
Design services                     4,596      8,147      8,632
Digital signal processor (DSP)      1,411      2,690        277
Video network products                704      1,448        636
Other                                 509        646      1,982
                                  -------    -------    -------
Worldwide total                   $16,699     19,341     37,777
                                  =======    =======    =======

Included in the above were direct
  and indirect export sales of:
                                  -------    -------    -------
Worldwide total                   $   748      4,068     25,071
                                  =======    =======    =======

       Segment-specific margins (Gross Profit less total engineering and development costs, including capitalized software, and asset write downs for the segment):

                                        Years ended December 31,
                                  ----------------------------------
                                    1999         1998         1997
                                  --------     --------     --------
Optical networking equipment      $ (6,634)     (10,792)    $  5,635
Design services                       (544)       2,002        2,375
Digital signal processor (DSP)        (641)         402         (576)
Video network products              (1,063)        (671)      (1,402)
Other                               (3,502)     (12,747)      (4,997)
                                  --------     --------     --------
  Subtotal segment specific        (12,384)     (21,806)       1,035
Capitalized software                   606        1,988        1,317
All other expenses                 (13,720)     (18,969)     (19,994)
                                  --------     --------     --------
   Operating loss                 $(25,498)     (38,787)     (17,642)
                                  ========     ========     ========


       Assets, capital expenditures and depreciation are identifiable only by combined segments, as grouped below:

                                                  At December 31,
                                       --------------------------------------
ASSETS                                    1999          1998          1997
                                       ----------    ----------    ----------
Optical networking equipment, video
  video network products and other     $   15,638        20,906        35,554
Engineering services and DSP                6,790         8,200         8,840
Not allocable to a segment                  1,914         3,364         5,415
                                       ----------    ----------    ----------
Worldwide total                        $   24,342        32,470        49,809
                                       ==========    ==========    ==========

                                             Years ended December 31,
                                       --------------------------------------
                                          1999          1998          1997
                                       ----------    ----------    ----------
CAPITAL EXPENDITURES
Optical networking equipment, video
  video network products and other     $      876         1,662         2,539
Engineering services and DSP                   99           354           454
Not allocable to a segment                     70            19            --
                                       ----------    ----------    ----------
Worldwide total                        $    1,045         2,035         2,993
                                       ==========    ==========    ==========

DEPRECIATION
Optical networking equipment, video
  video network products and other     $    1,545         1,161           836
Engineering services and DSP                  471           396           354
Not allocable to a segment                     31           145            --
                                       ----------    ----------    ----------
Worldwide total                        $    2,047         1,702         1,190
                                       ==========    ==========    ==========

(15)   Related Party Transactions

       During the years ended December 31, 1999, 1998 and 1997 the Company paid legal fees in the amounts of $1,503,000, $869,000 and $342,000 respectively for legal services from a law firm affiliated with a director.

       During the year ended December 31, 1998, the following related party transactions were also recorded:

       (a) Renewed a loan to an officer in the amount of $171,000, including accrued interest and additional advances, which was outstanding at December 31, 1998. The 5% note is secured by a stock pledge agreement.

       (b) Repaid a loan of $200,000 from an officer, including interest of $4,000.

       During the year ended December 31, 1997, the following related party transactions were also recorded:

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

(16)   Significant Customers and Concentration of Credit Risk

       In 1999 three customers accounted for 19%, 14% and 11%, respectively, of consolidated net revenue.

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

(17)   Supplemental Disclosure of Cash Flow Information

                                          Years ended December 31,
                                    ------------------------------------
                                       1999          1998         1997
                                    ----------    ---------    ---------
Cash paid during the period for:
   Interest                         $      622        1,126          704

       Noncash Items

       During the year ended December 31, 1999 the Company recorded the following non cash financing transactions:

       o Issued common stock in repayment of $11,000,000 of interest and principal on notes payable

       o Issued common stock in exchange for all outstanding Series C, D and E Preferred Stock

       o Issued common stock in payment of preferred stock dividends of $830,000.

       o      Issued common stock in payment of directors' fees of $228,000.

       During the year ended December 31, 1998, the Company recorded the following noncash financing transactions:

       o      Converted notes payable into common stock -$21,000.

       o Converted 914,286 shares of Series B preferred stock and 8,157 shares of Series C preferred stock and 1,750 shares of Series D preferred stock into 5,997,819 shares of common stock.

       o      Issued common stock in payment of preferred stock dividends -
              $1,309,000

       o Issued common stock warrants in conjunction with notes payable -$2,980,000.

       o Issued common stock warrants in conjunction with an advisory services agreement -$155,000.

       During the year ended December 31, 1997, the Company recorded the following noncash financing transactions:

       o      Converted convertible debentures into common stock - $14,913,000.

       o      Converted notes payable into preferred stock - $5,000,000.

       o      Converted preferred stock into common stock (par value only) -
              $8,000.

       o Applied a note payable against a technology license asset upon settlement of a contractual dispute - $2,363,000.

       o Issued common stock in conjunction with termination of a royalty agreement - $847,000.

       o      Issued common stock in payment of preferred stock dividends -
              $296,000.

       o      Issued preferred stock in payment of interest on notes payable -
              $72,000.

       o Issued common stock in payment of interest on convertible debentures - $58,000.

       o Issued common stock warrants in conjunction with notes payable - $1,661,000.

       o Issued common stock warrants in conjunction with a distributor agreement - $162,000.

       o Issued common stock warrants in conjunction with an advisory services agreement - $58,000.

       o Issued common stock warrants upon termination of credit facility - $30,000.

       o      Acquired equipment under capital leases - $117,000.

(18)   Valuation and Qualifying Accounts

                                               Balance       Additions        Additions
                                                 at          charged to       charged to                        Balances
                                              beginning      costs and          other                            at end
                                              of period      expenses         accounts     Deductions           of period
                                              ----------    ----------       ----------    ----------          ----------
  Allowance for doubtful accounts:

     For the year ended December 31, 1999     $      870           810               --           452(a)            1,228

     For the year ended December 31, 1998     $      541         4,206               --         3,877(a)              870

     For the year ended December 31, 1997     $      542           632               --           633(b)           541

       Notes:

          (a) Accounts written off

          (b) Includes liquidation of subsidiary


(19)   Subsequent Events (unaudited)

       Subsequent to December 31, 1999 the Company completed a series of transactions which materially improved its liquidity and financial position. In January, 2000 the Company completed a private placement of
       7.2 million shares of common stock and warrants to purchase an additional
       3.6 million shares at an exercise price of $2.50 per share. Net proceeds to the Company, after selling commissions and costs amounted to approximately $16.9 million.

       In January, 2000 SJMB, L.P. converted $6,000,000 due under its note payable from the Company into approximately 3,645,000 shares of the Company's common stock, pursuant to the terms of the loan agreement.

       In March, 2000 the Company completed a private placement of 4,600,000 shares of common stock. Net proceeds to the Company, after selling commissions and costs, amounted to approximately $25,900,000 million. Of these proceeds, approximately $9,600,000 million was used to repay indebtedness to the Coastal Corporation Second Pension Trust (Coastal) and approximately $8,450,000 million is being used to redeem all of the Company's outstanding Series A Preferred Stock, all of which was held by Coastal.

       Between December 31, 1999 and March 24, 2000, the Company issued approximately 2.4 million shares of Common Stock pursuant to the exercise of various warrants and employee stock options. Proceeds to the Company from these transactions amounted to approximately $5.1 million.

       As a result of the above transactions, the Company's working capital increased by approximately $31.0 million and Stockholders' Equity increased by approximately $46.0 million. The pro forma effect of these transactions is as follows:

                                        (In thousands)
                              -------------------------------------
                              December 31,             December 31,
                                 1999      Pro Forma       1999
                                Actual     Adjustments   Pro Forma
                              ------------ ----------- ------------
       Working capital         $  3,187    $ 31,022     $ 34,209
       Notes payable           $ 17,604    $(15,214)    $  2,390
       Stockholders' equity    $    404    $ 46,236     $ 46,640

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         As disclosed in the Form 10-Q of the Company filed on November 16, 1998, the Company's previous independent auditors, Arthur Andersen, LLP (Arthur Andersen) resigned on November 13, 1998. The report by Arthur Andersen for the year ended December 31, 1997 contained no adverse opinion or disclaimer of opinion, nor was it qualified or modified as to audit scope or accounting principles. There have been no disagreements by the Company with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedure, which disagreement(s), if not resolved to the satisfaction of Arthur Andersen would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report. There are no "reportable events" as set forth in Regulation S-K, Item 304(a)(1)(v)(A)-(D) except as follows: (1) Arthur Andersen informed the Company that it appears likely its auditor's report for 1998 would have contained a qualification as to the Company's ability to continue as a going concern, (2) Arthur Andersen informed the Audit Committee Chairman, the Chairman of the Board and the Chief Financial Officer that with respect to Capitalized Software Development Costs, compliance with SFAS #86 had not been evaluated particularly as it relates to current year additions and realizability of such asset and (3) Arthur Andersen informed the Audit Committee Chairman, the Chairman of the Board and the Chief Financial Officer that as a result of the revenue restatement for the quarter ended June 30, 1998, they would have had to expand the scope of the 1998 audit if they had not resigned. Arthur Andersen encouraged the Audit Committee Chairman, the Chairman of the Board and the Chief Financial Officer to closely monitor these matters. Substantive audit tests and further investigation into these matters would have been a necessary part of Arthur Andersen's audit procedures for the year-end December 31, 1998 financial statements had the client/auditor relationship not terminated. Arthur Andersen has been authorized by the Company to respond to any and all inquiries by the successor auditors, without limitation. The Company has indicated that it will cooperate fully with the new auditors to address these matters. Arthur Andersen has provided to the Company a letter to the Securities and Exchange Commission stating that it has reviewed the disclosure provided in this Form 10-Q and has no disagreement with relevant portions of this disclosure, pursuant to the requirements of Item 304(a)(3) of Regulation S-K. A copy of such letter, dated November 16, 1998, is filed as an exhibit to the Form 10-Q filed on November 16, 1998.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Company will file with the Securities and Exchange Commission a definitive Proxy Statement no later than 120 days after the close of its fiscal year ended December 31, 1999 (the "Proxy Statement"). The information required by this Item is incorporated by reference from the Proxy Statement.

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


                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         A. The Financial Statements filed as part of this report are listed and indexed on Page 21. Schedules other than those listed in the index have been omitted because they are not applicable or the required information has been included elsewhere in this report.

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

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         A. The Financial Statements filed as part of this report are listed and indexed on Page 21. Schedules other than those listed in the index have been omitted because they are not applicable or the required information has been included elsewhere in this report.

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

3.1      Amended and Restated Certificate of Incorporation of the Company (1)

3.2 Certificate of Amendment to Amended and Restated Certificate of Incorporation (2)

3.3      Amended and Restated By-Laws of the Company (1)

3.4 Certificate of Designations of the Series A Preferred Stock dated December 2, 1997(1)

3.5 Certificate of Designations of the Series B Preferred Stock dated December 17, 1997 (3)

3.6 Certificate of Correction to Series B Preferred Stock dated as of December 17, 1997 (4)

3.7 Certificate of Designations of the Series C Preferred Stock dated February 6, 1998 (5)

3.8 Certificate of Designations of the Series D Preferred Stock dated May 8, 1998 (6)

3.9 Certificate of Designations of the Series E Preferred Stock dated March 3, 1999 (7)

4.1      Specimen Stock Certificate of the Company (8)

4.2      Warrant to Purchase Common Stock of the Company Expiring February 26,
         2002 (9)

4.3 Registration Rights Agreement dated February 26, 1997 between the Company and St. James Capital Corp. (9)

4.4 Amendment No. 1 to Registration Rights Agreement dated as of March 27, 1997 between the Company and St. James Capital Corp. (9)

4.6 Amendments Nos. 2 and 3 to Registration Rights Agreements dated April 24 and May 8, 1997 among the Company and St. James Capital Corp. (10)

4.7      Warrant to Purchase Common Stock of the Company Expiring March 27, 2002
         (9)

4.8 Warrants to purchase Company Common Stock dated April 24 and May 8, 1997 issued to St. James Capital Corp. (10)

4.9 Registration Rights Agreement dated as of May 8, 1997 between the Company and The Coastal Corporation Second Pension Trust (11)

4.10 Registration Rights Agreement dated as of May 30, 1997 between the Company and The Coastal Corporation Second Pension Trust (11)

4.11 Convertible Promissory Note dated February 12, 1998 by the Company in favor of St. James Partners, L.P. (5)

4.12 Registration Rights Agreement dated February 12, 1998 between the Company and St. James Partners, L.P. (5)

4.13 Warrant to Purchase Common Stock of the Company dated February 12, 1998 issued to St. James Partners, L.P. expiring on February 12, 2001 (5)

4.14 $2,000,000 Convertible Promissory Note issued to St. James Partners by the Company dated April 2, 1998 (12)

4.15 $13,000,000 Convertible Promissory Note issued to SJMB by the Company dated April 2, 1998 (12)

4.16 Warrant issued to St. James Partners by the Company dated April 2, 1998, exercisable as to 300,000 shares of Common Stock (12)

4.17 Warrant issued to SJMB by the Company dated April 2, 1998, exercisable as to 1,200,000 shares of Common Stock (12)

4.18 Amendment No. 1 to Registration Rights Agreement dated as of April 2, 1998 between the Company and St. James Partners (12)

4.19 Registration Rights Agreements between the Company and the Buyers, dated May 8, 1998 relating to the Series D Convertible Preferred Stock
         (6)

4.20 Registration Rights Agreement between the Company and the Buyers dated June 26, 1998 relating to the Series D Convertible Preferred Stock (13)

4.21 Registration Rights Agreement dated June 19, 1998 between the Company and Lifeline Industries, Inc. (4)

4.22 Warrant issued to Lifeline Industries, Inc. dated June 29, 1998, exercisable as to 30,000 shares of Common Stock (4)

4.23 Amended and Restated Warrant issued to Lifeline Industries, Inc. exercisable to purchase up to 30,000 shares of Common Stock (14)

4.24 Warrant issued to Hambrecht & Quist LLC exercisable to purchase up to 33,036 shares of Common Stock at an exercise price of $10.292 per share, expiring May 20, 2003 (12)

4.25 Amended and Restated Warrant issued to AJC, Inc. exercisable to purchase up to 300,000 shares of Common Stock (14)

4.26 Form of Registration Rights Agreement between the Company and the Buyers, dated as of December 22, 1998 (7)

4.27 Form of Warrant to Purchase Common Stock of Intelect Communications, Inc. at an exercise price of $2.998 (7)

4.28 Form of Warrant to Purchase Common Stock of Intelect Communications, Inc., issued as of December 2, 1998 (7)

4.29 Promissory Note Amended and Restated as of December 31, 1998 in original principal amount of $750,000 issued to The Coastal Corporation Second Pension Trust (7)

4.30 Promissory Note Amended and Restated as of January 13, 1999 in the original principal amount of $5,000,000 issued to The Coastal Corporation Second Pension Trust (7)

4.31 Form of Warrant to Purchase Common Stock of Intelect Communications, Inc. issued to St. James Capital Partners, L.P. and SJMB, L.P., issued January 13, 1999 (7)

4.32     Registration Rights Agreement between the Company and Coastal (15)

4.33     Registration Rights Agreement between the Company and St. James (15)

4.34 Registration Rights Agreement among the Company and the Buyers, dated February 24, 1999, relating to the Series E Convertible Preferred Stock and warrants (7)

4.35 Form of Warrant to Purchase Common Stock of Intelect Communications, Inc., relating to the Series E Preferred Stock (7)

4.36 Form of Registration Rights Agreement between Intelect Communications, Inc. and the Buyers, dated as of June 30, 1999 (16)

4.37 Promissory Note as amended and restated as of August 13, 1999 issued by the Company to Coastal (15)

4.38 Warrant issued to Coastal to purchase 5,000,000 shares of common stock of Intelect at $0.75 per share (17)

4.39 Warrant issued to Coastal to purchase 450,000 shares of common stock of Intelect at $0.75 per share (17)

4.40 Warrant issued to Coastal to purchase 1,067,308 shares of common stock of Intelect at $0.75 per share (17)

4.41 Registration Rights Agreement dated December 21, 1999 between Intelect and Coastal (17)

4.42 Form of Warrant issued to Stonegate and the Investors to purchase common stock of Intelect Communications, Inc. at $2.50 per share, subject to adjustment (18)

4.43 Warrant issued to Stonegate to purchase 250,000 shares of common stock of Intelect Communications, Inc. at $1.00 per share (18)

4.44 Form of Registration Rights Agreement dated January 27, 2000 between Intelect Communications, Inc., the Investors names therein, and Stonegate (18)

4.45 Warrant issued to Alpine Capital Partners, Inc. to purchase 250,000 shares of common stock of Intelect Communications, Inc. at $7.50 per share (19)

4.46 Warrant issued to Peter Ianace by Intelect Communications, Inc. dated February 10, 2000 exerciseable as to 115,000 shares of Common Stock
         (19)

4.47 Form of Warrant issued to Stonegate affiliates to purchase common stock of Intelect Communications, Inc. at $6.00 per share, subject to adjustment (20)

4.48 Form of Registration Rights Agreement dated March 14, 2000 between Intelect Communications, Inc., the Investors named therein, and Stonegate (20)

4.49 Form of Amended and Restated Promissory Notes held by various employees, directors, and related individuals of the Company with face values totaling $419,600, convertible into Common Stock of the Company at a rate of $1.00 per share

10.1 Employment Agreement between the Company and Herman Frietsch and Amendment thereto*

10.2 Stock Purchase Agreement dated October 3, 1995 by and among Intelect (Bermuda), Savage Corporation and Savage Sports Corporation (21)

10.3 Employment Agreement dated as of April 1, 1996 between the Company and Eugene Helms*(22)

10.4 Employment Agreement dated as of February 13, 1996 between Edgar L. Read and DNA Enterprises, Inc.*(23)

10.5 Lease Agreement between TCIT Dallas Industrial and Intelect Network Technologies, dated February 25, 1997 (24)

10.6 Lease Agreement between Campbell Place One Joint Venture and DNA Enterprises, dated February 1, 1997 (24)

10.7 Subscription Agreement for Series A Cumulative Preferred Stock dated as of May 30, 1997 between the Company and The Coastal Corporation Second Pension Trust (11)

10.8 Amended License Agreement among Digital Equipment Corporation and Intelect Visual Communications Corp., dated effective November 5, 1997
         (25)

10.9 Agreement for Purchase and Sale dated February 12, 1998 between the Company and St. James Partners, L.P. (5)

10.10 Pledge Agreement dated February 12, 1998 between the Company and St. James Partners, L.P. (5)

10.11 Letter Agreement dated February 9, 1999 among Tehan Oh, Opicom Co. Ltd., Optronix Inc., Amerix Electronics, Inc., and Intelect Network Technologies Company (26)

10.12 Securities Purchase Agreement among the Company and the Buyers, dated May 8, 1998 relating to the Series D Convertible Preferred Stock (6)

10.13 Assignment and Acceptance executed by St. James Partners and SJMB, L.P. ("SJMB") as to Agreement for Purchase and Sale dated February 12, 1998 by the Company and St. James Capital Partners (12)

10.14 Securities Purchase Agreement dated June 26, 1998 between the Company and the Buyers relating to the Series D Convertible Preferred Stock
         (13)

10.15 Letter Agreement dated July 15, 1998 between the Company and Navesink Equity Derivative Fund LDC (4)

10.16 Loan Agreement for Receivables Backed Borrowing dated as of September 14, 1998 between the Company and Coastal (27)

10.17 Security Agreement for Receivables Backed Borrowing dated September 14, 1998 among the Company, Intelect Visual Communications Corp., Intelect Network Technologies Company, DNA Enterprises, Inc., and Coastal (27)

10.18 Borrower Pledge Agreement dated September 14, 1998 between the Company and Coastal (27)

10.19 Security Agreement dated September 14, 1998 between the Company and St. James (27)

10.20 Letter Agreement dated September 14, 1998 among the Company, St. James and Falcon Seaboard (27)

10.21 Loan Agreement for Inventory Backed Borrowing dated November 24, 1998 by and between Intelect Communications, Inc. and The Coastal Corporation Second Pension Trust, as amended by the Addendum to Loan Agreement for Inventory Backed Borrowing dated December 31, 1998 (7)

10.22 Security Agreement for Inventory Backed Borrowing dated November 24, 1998 by and among Intelect Network Technologies Company, DNA Enterprises, Inc., and Intelect Visual Communications Corp., Intelect Communications, Inc., and The Coastal Corporation Second Pension Trust
         (7)

10.23 Addendum to Loan Agreement for Receivables Backed Borrowing dated as of January 13, 1999 between The Coastal Corporation Second Pension Trust and Intelect Communications, Inc. (7)

10.24    Amended and Restated Stock Incentive Plan *(28)

10.25 Securities Purchase Agreement among the Company and the Buyers, dated February 24, 1999, relating to the Series E Convertible Preferred Stock and warrants (7)

10.26 Settlement Agreement and Mutual Release among the Company and the Citadel Entities, dated June 27, 1999 (29)

10.27 Settlement Agreement and Mutual Release among the Company and the Promethean Entities, dated July 6, 1999 (30)

10.28 Settlement Agreement and Mutual Release among the Company and the Angelo Gordon Entities, dated July 8, 1999 (30)

10.29    Repayment and Exchange Agreement between the Company and St. James (15)

10.30    Agreement to Amend Receivables and Inventory Backed Credit Lines (15)

10.31 Amended and Restated Loan Agreement for Receivables and Inventory Backed Borrowing dated as of August 13, 1999 between the Company and Coastal (15)

10.32 Security and Pledge Agreement dated August 13, 1999 among the Company, Intelect Visual Communications Corp., Intelect Network Technologies Company, DNA Enterprises, Inc., and Coastal (15)

10.33 Subscription Agreement for Common Stock Units dated December 17, 1999 between Intelect and Coastal (17)

10.34 Settlement Agreement and Mutual Release dated February 2, 2000 between Intelect Communications, Inc., Intelect Network Technologies Company, Intelect Communications, Inc. and Richard Dzanski (18)

10.35    Amended and Restated Stock Incentive Plan *(31)

16.1     Letter regarding change in certifying accountants (13)

16.2 Letter from Arthur Andersen, LLP regarding its concurrence with statements in Item 5 of Form 10Q filed November 16, 1998 (14)

21.1     Subsidiaries of the Company

23.1     Consent of Grant Thornton LLP

27.1     Financial data schedule

---------------------------------------------

*Management contract or other compensatory plan or arrangement.

(1) Incorporated herein by reference to the Company's Form S-4 filed October 30, 1997

(2) Incorporated herein by reference to the Company's Form 8-K filed on March 8, 1999

(3) Incorporated herein by reference to the Company's Form 10-K filed on March 31, 1998

(4) Incorporated herein by reference to the Company's Form S-3 filed on August 10, 1998

(5) Incorporated herein by reference to the Company's Form 8-K filed February 17, 1998

(6) Incorporated herein by reference to the Company's Form 8-K filed on May 11, 1998

(7) Incorporated herein by reference to the Company's Form 8-K filed on March 2, 1999

(8) Incorporated herein by reference to the Company's Form 8-K filed December 5, 1997

(9) Incorporated herein by reference to the Company's Form 10-K filed April 15, 1997

(10) Incorporated herein by reference to the Company's Form S-3 filed September 17, 1997

(11) Incorporated herein by reference to the Company's Form 10-Q filed August 14, 1997

(12) Incorporated herein by reference to the Company's Form 10-Q filed on August 14, 1998

(13) Incorporated herein by reference to the Company's Form 8-K filed on June 29, 1998

(14) Incorporated herein by reference to the Company's Form 10-Q filed on November 16, 1998

(15) Incorporated herein by reference to the Company's Form 8-K filed on August 18, 1999

(16) Incorporated herein by reference to the Company's Form S-3 filed on August 27, 1999

(17) Incorporated herein by reference to the Company's Form 8-K filed on December 22, 1999

(18) Incorporated herein by reference to the Company's Form 8-K filed on February 8, 2000

(19) Incorporated herein by reference to the Company's Form S-3 filed on February 11, 2000

(20) Incorporated herein by reference to the Company's Form 8-K filed on March 21, 2000

(21) Incorporated herein by reference to the Company's Form 8-K dated November 10, 1995

(22) Incorporated herein by reference to the Company's Form 10-Q filed November 13, 1996

(23) Incorporated herein by reference to the Company's Form 8-K dated February 20, 1996

(24) Incorporated herein by reference to the Company's Form 10-Q filed May 15, 1997

(25) Incorporated herein by reference to the Company's Form 10-Q filed November 13, 1997

(26) Incorporated herein by reference to the Company's Form 10-K filed on April 2, 1999

(27) Incorporated herein by reference to the Company's Form 8-K filed on September 16, 1998

(28) Incorporated herein by reference to the Company's Definitive Proxy Statement filed on April 28, 1998

(29) Incorporated herein by reference to the Company's Form 8-K filed on July 2, 1999

(30) Incorporated herein by reference to the Company's Form 8-K filed on July 8, 1999

(31) Incorporated herein by reference to the Company's Definitive Proxy Statement filed on April 30, 1999


         C. The Registrant has not filed any reports on Form 8-K during the last quarter of the period covered by this Report, except as follows:

                  Form 8-K filed on November 23, 1999

                  Form 8-K filed on December 22, 1999

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


                                         INTELECT COMMUNICATIONS, INC.
                                                 (Registrant)

Date: March 30, 2000                     By:     /s/ HERMAN M. FRIETSCH
                                             ------------------------------
                                                 Herman M. Frietsch
                                                 Chief Executive Officer



         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



/s/ HERMAN M. FRIETSCH                                  /s/ ANTON VON AND ZU LIECHTENSTEIN
----------------------------------------------------    ---------------------------------------------
    Herman M. Frietsch                                      Anton von and zu Liechtenstein, Director
    Chief Executive Officer and Director
    (Principal Executive Officer)




/s/ ROBERT P. CAPPS                                     /s/ PHILIP P. SUDAN, JR.
----------------------------------------------------    ---------------------------------------------
    Robert P. Capps                                         Philip P. Sudan, Jr., Director
    Chief Financial Officer
    (Principal Financial and Accounting Officer)




                                                         /s/ ROBERT E. GARRISON, II
                                                        ---------------------------------------------
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

3.1      Amended and Restated Certificate of Incorporation of the Company (1)

3.2      Certificate of Amendment to Amended and Restated Certificate of
         Incorporation (2)

3.3      Amended and Restated By-Laws of the Company (1)

3.4      Certificate of Designations of the Series A Preferred Stock dated
         December 2, 1997(1)

3.5      Certificate of Designations of the Series B Preferred Stock dated
         December 17, 1997 (3)

3.6      Certificate of Correction to Series B Preferred Stock dated as of
         December 17, 1997 (4)

3.7      Certificate of Designations of the Series C Preferred Stock dated
         February 6, 1998 (5)

3.8      Certificate of Designations of the Series D Preferred Stock dated May
         8, 1998 (6)

3.9      Certificate of Designations of the Series E Preferred Stock dated March
         3, 1999 (7)

4.1      Specimen Stock Certificate of the Company (8)

4.2      Warrant to Purchase Common Stock of the Company Expiring February 26,
         2002 (9)

4.3      Registration Rights Agreement dated February 26, 1997 between the
         Company and St. James Capital Corp. (9)

4.4      Amendment No. 1 to Registration Rights Agreement dated as of March 27,
         1997 between the Company and St. James Capital Corp. (9)

4.6      Amendments Nos. 2 and 3 to Registration Rights Agreements dated April
         24 and May 8, 1997 among the Company and St. James Capital Corp. (10)

4.7      Warrant to Purchase Common Stock of the Company Expiring March 27, 2002
         (9)

4.8      Warrants to purchase Company Common Stock dated April 24 and May 8,
         1997 issued to St. James Capital Corp. (10)

4.9      Registration Rights Agreement dated as of May 8, 1997 between the
         Company and The Coastal Corporation Second Pension Trust (11)

4.10     Registration Rights Agreement dated as of May 30, 1997 between the
         Company and The Coastal Corporation Second Pension Trust (11)

4.11 Convertible Promissory Note dated February 12, 1998 by the Company in favor of St. James Partners, L.P. (5)

4.12     Registration Rights Agreement dated February 12, 1998 between the
         Company and St. James Partners, L.P. (5)

4.13     Warrant to Purchase Common Stock of the Company dated February 12, 1998 issued to St. James Partners, L.P. expiring on February 12, 2001 (5)

4.14 $2,000,000 Convertible Promissory Note issued to St. James Partners by the Company dated April 2, 1998 (12)

4.15 $13,000,000 Convertible Promissory Note issued to SJMB by the Company dated April 2, 1998 (12)

4.16     Warrant issued to St. James Partners by the Company dated April 2,
         1998, exercisable as to 300,000 shares of Common Stock (12)

4.17 Warrant issued to SJMB by the Company dated April 2, 1998, exercisable as to 1,200,000 shares of Common Stock (12)

4.18     Amendment No. 1 to Registration Rights Agreement dated as of April 2,
         1998 between the Company and St. James Partners (12)

4.19     Registration Rights Agreements between the Company and the Buyers, dated May 8, 1998 relating to the Series D Convertible Preferred Stock
         (6)

4.20     Registration Rights Agreement between the Company and the Buyers dated
         June 26, 1998 relating to the Series D Convertible Preferred Stock (13)

4.21 Registration Rights Agreement dated June 19, 1998 between the Company and Lifeline Industries, Inc. (4)

4.22 Warrant issued to Lifeline Industries, Inc. dated June 29, 1998, exercisable as to 30,000 shares of Common Stock (4)

4.23     Amended and Restated Warrant issued to Lifeline Industries, Inc.
         exercisable to purchase up to 30,000 shares of Common Stock (14)

4.24 Warrant issued to Hambrecht & Quist LLC exercisable to purchase up to 33,036 shares of Common Stock at an exercise price of $10.292 per share, expiring May 20, 2003 (12)

4.25 Amended and Restated Warrant issued to AJC, Inc. exercisable to purchase up to 300,000 shares of Common Stock (14)

4.26     Form of Registration Rights Agreement between the Company and the
         Buyers, dated as of December 22, 1998 (7)

4.27     Form of Warrant to Purchase Common Stock of Intelect Communications,
         Inc. at an exercise price of $2.998 (7)

4.28     Form of Warrant to Purchase Common Stock of Intelect Communications,
         Inc., issued as of December 2, 1998 (7)

4.29 Promissory Note Amended and Restated as of December 31, 1998 in original principal amount of $750,000 issued to The Coastal Corporation
         Second Pension Trust (7)

4.30 Promissory Note Amended and Restated as of January 13, 1999 in the original principal amount of $5,000,000 issued to The Coastal
         Corporation Second Pension Trust (7)

4.31     Form of Warrant to Purchase Common Stock of Intelect Communications,
         Inc. issued to St. James Capital Partners, L.P. and SJMB, L.P., issued
         January 13, 1999 (7)

4.32     Registration Rights Agreement between the Company and Coastal (15)

4.33     Registration Rights Agreement between the Company and St. James (15)

4.34     Registration Rights Agreement among the Company and the Buyers, dated
         February 24, 1999, relating to the Series E Convertible Preferred Stock and warrants (7)

4.35     Form of Warrant to Purchase Common Stock of Intelect Communications,
         Inc., relating to the Series E Preferred Stock (7)

4.36     Form of Registration Rights Agreement between Intelect Communications,
         Inc. and the Buyers, dated as of June 30, 1999 (16)

4.37 Promissory Note as amended and restated as of August 13, 1999 issued by the Company to Coastal (15)

4.38 Warrant issued to Coastal to purchase 5,000,000 shares of common stock of Intelect at $0.75 per share (17)

4.39 Warrant issued to Coastal to purchase 450,000 shares of common stock of Intelect at $0.75 per share (17)

4.40 Warrant issued to Coastal to purchase 1,067,308 shares of common stock of Intelect at $0.75 per share (17)

4.41 Registration Rights Agreement dated December 21, 1999 between Intelect and Coastal (17)

4.42 Form of Warrant issued to Stonegate and the Investors to purchase common stock of Intelect Communications, Inc. at $2.50 per share, subject to adjustment (18)

4.43 Warrant issued to Stonegate to purchase 250,000 shares of common stock of Intelect Communications, Inc. at $1.00 per share (18)

4.44     Form of Registration Rights Agreement dated January 27, 2000 between
         Intelect Communications, Inc., the Investors names therein, and Stonegate (18)

4.45 Warrant issued to Alpine Capital Partners, Inc. to purchase 250,000 shares of common stock of Intelect Communications, Inc. at $7.50 per share (19)

4.46     Warrant issued to Peter Ianace by Intelect Communications, Inc. dated
         February 10, 2000 exerciseable as to 115,000 shares of Common Stock
         (19)

4.47 Form of Warrant issued to Stonegate affiliates to purchase common stock of Intelect Communications, Inc. at $6.00 per share, subject to adjustment (20)

4.48     Form of Registration Rights Agreement dated March 14, 2000 between
         Intelect Communications, Inc., the Investors named therein, and Stonegate (20)

4.49 Form of Amended and Restated Promissory Notes held by various employees, directors, and related individuals of the Company with face values totaling $419,600, convertible into Common Stock of the Company at a rate of $1.00 per share

10.1     Employment Agreement between the Company and Herman Frietsch and
         Amendment thereto*

10.2     Stock Purchase Agreement dated October 3, 1995 by and among Intelect
         (Bermuda), Savage Corporation and Savage Sports Corporation (21)

10.3     Employment Agreement dated as of April 1, 1996 between the Company and
         Eugene Helms*(22)

10.4     Employment Agreement dated as of February 13, 1996 between Edgar L.
         Read and DNA Enterprises, Inc.*(23)

10.5     Lease Agreement between TCIT Dallas Industrial and Intelect Network
         Technologies, dated February 25, 1997 (24)

10.6     Lease Agreement between Campbell Place One Joint Venture and DNA
         Enterprises, dated February 1, 1997 (24)

10.7 Subscription Agreement for Series A Cumulative Preferred Stock dated as of May 30, 1997 between the Company and The Coastal Corporation Second
         Pension Trust (11)

10.8     Amended License Agreement among Digital Equipment Corporation and
         Intelect Visual Communications Corp., dated effective November 5, 1997
         (25)

10.9     Agreement for Purchase and Sale dated February 12, 1998 between the
         Company and St. James Partners, L.P. (5)

10.10    Pledge Agreement dated February 12, 1998 between the Company and St.
         James Partners, L.P. (5)

10.11    Letter Agreement dated February 9, 1999 among Tehan Oh, Opicom Co.
         Ltd., Optronix Inc., Amerix Electronics, Inc., and Intelect Network
         Technologies Company (26)

10.12    Securities Purchase Agreement among the Company and the Buyers, dated
         May 8, 1998 relating to the Series D Convertible Preferred Stock (6)

10.13    Assignment and Acceptance executed by St. James Partners and SJMB, L.P.
         ("SJMB") as to Agreement for Purchase and Sale dated February 12, 1998 by the Company and St. James Capital Partners (12)

10.14    Securities Purchase Agreement dated June 26, 1998 between the Company and the Buyers relating to the Series D Convertible Preferred Stock
         (13)

10.15    Letter Agreement dated July 15, 1998 between the Company and Navesink
         Equity Derivative Fund LDC (4)

10.16    Loan Agreement for Receivables Backed Borrowing dated as of September
         14, 1998 between the Company and Coastal (27)

10.17    Security Agreement for Receivables Backed Borrowing dated September 14,
         1998 among the Company, Intelect Visual Communications Corp., Intelect
         Network Technologies Company, DNA Enterprises, Inc., and Coastal (27)

10.18 Borrower Pledge Agreement dated September 14, 1998 between the Company and Coastal (27)

10.19    Security Agreement dated September 14, 1998 between the Company and St.
         James (27)

10.20 Letter Agreement dated September 14, 1998 among the Company, St. James and Falcon Seaboard (27)

10.21 Loan Agreement for Inventory Backed Borrowing dated November 24, 1998 by and between Intelect Communications, Inc. and The Coastal
         Corporation Second Pension Trust, as amended by the Addendum to Loan
         Agreement for Inventory Backed Borrowing dated December 31, 1998 (7)

10.22    Security Agreement for Inventory Backed Borrowing dated November 24,
         1998 by and among Intelect Network Technologies Company, DNA
         Enterprises, Inc., and Intelect Visual Communications Corp., Intelect
         Communications, Inc., and The Coastal Corporation Second Pension Trust
         (7)

10.23    Addendum to Loan Agreement for Receivables Backed Borrowing dated as of
         January 13, 1999 between The Coastal Corporation Second Pension Trust and Intelect Communications, Inc. (7)

10.24    Amended and Restated Stock Incentive Plan *(28)

10.25    Securities Purchase Agreement among the Company and the Buyers, dated
         February 24, 1999, relating to the Series E Convertible Preferred Stock and warrants (7)

10.26    Settlement Agreement and Mutual Release among the Company and the
         Citadel Entities, dated June 27, 1999 (29)

10.27    Settlement Agreement and Mutual Release among the Company and the
         Promethean Entities, dated July 6, 1999 (30)

10.28    Settlement Agreement and Mutual Release among the Company and the
         Angelo Gordon Entities, dated July 8, 1999 (30)

10.29    Repayment and Exchange Agreement between the Company and St. James (15)

10.30    Agreement to Amend Receivables and Inventory Backed Credit Lines (15)

10.31    Amended and Restated Loan Agreement for Receivables and Inventory
         Backed Borrowing dated as of August 13, 1999 between the Company and Coastal (15)

10.32    Security and Pledge Agreement dated August 13, 1999 among the Company,
         Intelect Visual Communications Corp., Intelect Network Technologies
         Company, DNA Enterprises, Inc., and Coastal (15)

10.33    Subscription Agreement for Common Stock Units dated December 17, 1999 between Intelect and Coastal (17)

10.34    Settlement Agreement and Mutual Release dated February 2, 2000 between
         Intelect Communications, Inc., Intelect Network Technologies Company,
         Intelect Communications, Inc. and Richard Dzanski (18)

10.35    Amended and Restated Stock Incentive Plan *(31)

16.1     Letter regarding change in certifying accountants (13)

16.2 Letter from Arthur Andersen, LLP regarding its concurrence with statements in Item 5 of Form 10Q filed November 16, 1998 (14)

21.1     Subsidiaries of the Company

23.1     Consent of Grant Thornton LLP

27.1     Financial data schedule

---------------------------------------------

*Management contract or other compensatory plan or arrangement.

(1) Incorporated herein by reference to the Company's Form S-4 filed October 30, 1997

(2) Incorporated herein by reference to the Company's Form 8-K filed on March 8, 1999

(3) Incorporated herein by reference to the Company's Form 10-K filed on March 31, 1998

(4) Incorporated herein by reference to the Company's Form S-3 filed on August 10, 1998

(5) Incorporated herein by reference to the Company's Form 8-K filed February 17, 1998

(6) Incorporated herein by reference to the Company's Form 8-K filed on May 11, 1998

(7) Incorporated herein by reference to the Company's Form 8-K filed on March 2, 1999

(8) Incorporated herein by reference to the Company's Form 8-K filed December 5, 1997

(9) Incorporated herein by reference to the Company's Form 10-K filed April 15, 1997

(10) Incorporated herein by reference to the Company's Form S-3 filed September 17, 1997

(11) Incorporated herein by reference to the Company's Form 10-Q filed August 14, 1997

(12) Incorporated herein by reference to the Company's Form 10-Q filed on August 14, 1998

(13) Incorporated herein by reference to the Company's Form 8-K filed on June 29, 1998

(14) Incorporated herein by reference to the Company's Form 10-Q filed on November 16, 1998

(15) Incorporated herein by reference to the Company's Form 8-K filed on August 18, 1999

(16) Incorporated herein by reference to the Company's Form S-3 filed on August 27, 1999

(17) Incorporated herein by reference to the Company's Form 8-K filed on December 22, 1999

(18) Incorporated herein by reference to the Company's Form 8-K filed on February 8, 2000

(19) Incorporated herein by reference to the Company's Form S-3 filed on February 11, 2000

(20) Incorporated herein by reference to the Company's Form 8-K filed on March 21, 2000

(21) Incorporated herein by reference to the Company's Form 8-K dated November 10, 1995

(22) Incorporated herein by reference to the Company's Form 10-Q filed November 13, 1996

(23) Incorporated herein by reference to the Company's Form 8-K dated February 20, 1996

(24) Incorporated herein by reference to the Company's Form 10-Q filed May 15, 1997

(25) Incorporated herein by reference to the Company's Form 10-Q filed November 13, 1997

(26) Incorporated herein by reference to the Company's Form 10-K filed on April 2, 1999

(27) Incorporated herein by reference to the Company's Form 8-K filed on September 16, 1998

(28) Incorporated herein by reference to the Company's Definitive Proxy Statement filed on April 28, 1998

(29) Incorporated herein by reference to the Company's Form 8-K filed on July 2, 1999

(30) Incorporated herein by reference to the Company's Form 8-K filed on July 8, 1999

(31) Incorporated herein by reference to the Company's Definitive Proxy Statement filed on April 30, 1999