Form 10-Q
period 2000-03-31
INTELECT COMMUNICATIONS INC
filed 2000-05-05
CIK 316672

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              --------------------

                                   FORM 10 - Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

There were 85,589,195 shares of Common Stock outstanding as of May 2, 2000.


================================================================================

                 INTELECT COMMUNICATIONS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                            PAGE
PART I    FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

          Consolidated Balance Sheets of the Company
          at March 31, 2000 (unaudited) and December 31, 1999                 2

          Consolidated Statements of Operations of the Company
          (unaudited) for the three months ended March 31, 2000 and 1999      3

          Consolidated Statements of Cash Flows of the Company
          (unaudited) for the three months ended March 31, 2000 and 1999      4

          Notes to Consolidated Financial Statements                          5

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                                 7

PART II   OTHER INFORMATION

ITEM 2    CHANGES IN SECURITIES                                              11

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K                                   11

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                 INTELECT COMMUNICATIONS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                    (Thousands of dollars, except share data)

                                                                       March 31,     December 31,
                                                                         2000           1999
                                                                       ---------     -----------
                                                                      (unaudited)
                                         Assets
Current assets:
   Cash and cash equivalents                                           $  25,842      $      --
   Investments                                                               195            195
   Accounts receivable net of allowances of $1,152 in 2000
       and $1,228 in 1999                                                  4,824          5,316
   Inventories                                                             6,595          5,972
   Prepaid expenses                                                          209            378
                                                                       ---------      ---------
                           Total current assets                           37,665         11,861

Property and equipment, net                                                5,124          5,094
Goodwill, net                                                              3,947          4,115
Software development costs, net                                            1,966          2,093
Other intangible assets, net                                                 475            561
Other assets                                                                 663            618
                                                                       ---------      ---------
                                                                       $  49,840      $  24,342
                                                                       =========      =========

                          Liabilities and Stockholders' Equity
Current liabilities:
   Notes payable                                                       $   1,052      $   2,340
   Accounts payable                                                        2,427          3,203
   Accrued liabilities                                                     2,248          3,131
                                                                       ---------      ---------
                           Total current liabilities                       5,727          8,674

Notes payable                                                              1,500         15,264
                                                                       ---------      ---------
                                                                           7,227         23,938
                                                                       ---------      ---------

Stockholders' equity:
$2.0145, 10% cumulative convertible preferred stock, Series A,
     $.01 par value, (aggregate involuntary liquidation preference
     $7,438,818 in 1999).  Authorized 10,000,000 shares; 3,719,409
     issued and outstanding in 1999                                           --             37
Common Stock, $.01 par value.  Authorized 100,000,000 shares;
     84,821,622 and 65,936,573 shares issued in 2000 and 1999,
     respectively                                                            848            659
Additional paid-in capital                                               179,086        131,511
Accumulated deficit                                                     (136,224)      (130,706)
                                                                       ---------      ---------
                                                                          43,710          1,501
Less 191,435 shares of common stock in treasury                           (1,097)        (1,097)
                                                                       ---------      ---------
                           Total stockholders' equity                     42,613            404
                                                                       ---------      ---------
                                                                       $  49,840      $  24,342
                                                                       =========      =========

See accompanying notes to consolidated financial statements

                 INTELECT COMMUNICATIONS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  (Thousands of dollars, except per share data)


                                                              Three Months Ended March 31,
                                                              ----------------------------
                                                                2000               1999
                                                              --------           ---------
                                                                      (unaudited)
Net revenue                                                   $  4,584           $  3,123
Cost of revenue                                                  4,408              4,068
                                                              --------           --------
     Gross profit (loss)                                           176               (945)
                                                              --------           --------

Expenses:
   Engineering and development                                   1,066              2,433
   Selling and administrative                                    2,931              3,482
   Amortization of goodwill                                        168                168
                                                              --------           --------
                                                                 4,165              6,083
                                                              --------           --------
     Operating loss                                             (3,989)            (7,028)
                                                              --------           --------

Other income (expense):
   Interest expense                                               (738)              (807)
   Interest income and other                                       175                (63)
                                                              --------           --------
                                                                  (563)              (870)
                                                              --------           --------
     Loss before income taxes                                   (4,552)            (7,898)

Income tax expense                                                  --                  6
                                                              --------           --------
     Net loss                                                 $ (4,552)          $ (7,904)
                                                              ========           ========


Dividends on preferred stock                                      (966)              (471)
                                                              --------           --------

Loss allocable to common stockholders                         $ (5,518)          $ (8,375)
                                                              ========           ========

Basic and diluted loss per share:

     Net loss per share                                       $  (0.07)          $  (0.24)
                                                              ========           ========

Weighted average number of common shares outstanding            76,141             34,732
                                                              ========           ========

See accompanying notes to consolidated financial statements.

                 INTELECT COMMUNICATIONS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                    (Thousands of dollars, except share data)


                                                                  Three Months Ended March 31,
                                                                  ---------------------------
                                                                    2000               1999
                                                                  --------           --------
                                                                          (unaudited)
Cash flows from operating activities:
   Net loss                                                       $ (4,552)          $ (7,904)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
        Depreciation and amortization                                1,081              1,199
        Amortization of loan discount                                  426                421
        Loss on disposal of discontinued operations                     --                 55
        Other                                                          115                 --
        Noncash operating expenses                                     579                 33
        Change in operating assets and liabilities:
             Accounts receivable                                       492              1,527
             Inventories                                              (623)                (2)
             Other assets                                              103                (49)
             Accounts payable and accrued liabilities               (1,587)               296
                                                                  --------           --------
               Net cash used in operating activities                (3,966)            (4,424)
                                                                  --------           --------

Cash flows from investing activities:
   Capital expenditures                                               (508)              (183)
   Software development costs                                         (308)              (324)
   Investment and other                                               (500)               (22)
                                                                  --------           --------
               Net cash used in investing activities                (1,316)              (529)
                                                                  --------           --------

Cash flows from financing activities:
   Proceeds from issuance of notes payable                             400                 --
   Proceeds from issuance of common shares                          42,713              1,800
   Principal payments on notes payable                              (9,654)              (290)
   Redemption of preferred shares                                   (7,493)             2,518
   Principal payments under capital lease obligations                   (6)               (66)
   Proceeds from exercise of common stock warrants                   5,180                 --
   Proceeds from exercise of employee stock options                    950                 --
   Dividends paid                                                     (966)                --
                                                                  --------           --------
               Net cash provided by financing activities            31,124              3,962
                                                                  --------           --------

Net increase (decrease) in cash and cash equivalents                25,842               (991)
Cash and cash equivalents, beginning of period                          --                991
                                                                  --------           --------
Cash and cash equivalents, end of period                          $ 25,842           $     --
                                                                  ========           ========


See accompanying notes to consolidated financial statements.

                          INTELECT COMMUNICATIONS, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                 March 31, 2000


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

         The accompanying consolidated financial statements do not include certain footnotes and financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K as at December 31, 1999.

INVENTORIES

         The components of inventories are as follows:

                                    March 31,      December 31,
                                      2000             1999
                                    ----------     ------------
                                          ($ Thousands)
Raw materials                       $    3,587      $    2,896
Work in progress                         1,486           1,010
Finished goods                           1,522           2,066
                                    ----------      ----------
                     Total          $    6,595      $    5,972
                                    ==========      ==========

SEGMENTS OF BUSINESS

         Revenue by business segment:

                                   Three Months Ended March 31,
                                   ----------------------------
                                       2000            1999
                                    ----------      ----------
                                          ($ Thousands)
Optical networking equipment        $    2,074      $    1,047
Design services                          1,509           1,551
Digital signal processor (DSP)             840             106
Video network products and other           161             419
                                    ----------      ----------
                                    $    4,584      $    3,123
                                    ==========      ==========

         Segment-specific margins (gross profit less total engineering and development costs, including capitalized software for the segment):

                                            Three Months Ended March 31,
                                          -------------------------------
                                               2000              1999
                                          -------------     -------------
                                                ($ Thousands)
Optical networking equipment              $      (1,238)    $      (1,841)
Design services                                      82                83
Digital signal processor  (DSP)                      61              (331)
Video network products and other                   (104)           (1,446)
                                          -------------     -------------
   Subtotal segment specific                     (1,199)           (3,535)
Capitalized software                                308               157
All other expenses                               (3,098)           (3,650)
                                          -------------     -------------
           Operating loss                 $      (3,989)    $      (7,028)
                                          =============     =============


         Assets identifiable only by combined segments:

                                          At March 31,    At December 31,
                                              2000             1999
                                          -------------   ---------------
                                                  ($ Thousands)
Optical networking equipment, video
   network  products and other            $      14,650    $      15,638
Engineering services and DSP                      7,936            6,790
Not allocable to a segment                       27,254            1,914
                                          -------------    -------------
           Total                          $      49,840    $      24,342
                                          =============    =============

SUBSEQUENT EVENTS

                  As of March 31, 2000 the Company had deposited approximately $8,450,000 in an escrow account to effect the redemption of all of the Company's outstanding Series A Preferred Stock, all of which was held by The Coastal Corporation Second Pension Trust ("Coastal"). Pursuant to the Certificate of Designation for such preferred stock, all rights of the preferred stock terminated upon the deposit of the redemption proceeds and notice to Coastal. Accordingly, the Series A Preferred Stock is deemed to be not outstanding as of March 31, 2000. In April, 2000 Coastal delivered the preferred stock certificates to the escrow agent and received the redemption proceeds.

         In April, 2000 SJMB, L. P. converted $1,500,000 due under its note payable from the Company into 767,573 shares of the Company's common stock, pursuant to the terms of the loan agreement. Accordingly, this amount has been reflected as a non-current liability as of March 31, 2000.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE PERIOD ENDED MARCH 31, 2000

FORWARD LOOKING STATEMENT

         This Form 10-Q contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The forward looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, the forward looking statements. Factors that might cause such a difference include, but are not limited to, those relating to: general economic conditions in the markets in which the Company operates, success in the development and market acceptance of new and existing products, dependence on suppliers, third party manufacturers and channels of distribution; customer and product concentration; fluctuations in customer demand; maintaining access to external sources of capital; ability to execute management's margin improvement and cost control plans; overall management of the Company's expansion; and other risk factors detailed from time to time in the Company's filings with the Securities and Exchange Commission.

COMPARISON OF FIRST QUARTER 2000 TO FIRST QUARTER 1999

         The following table shows the revenue and gross profit for the Company's products:

                                          Three Months Ended March 31,
                                          ----------------------------
                                             2000              1999
                                          ----------        ----------
                                                  ($ Thousands)
Net revenue:
Optical networking equipment              $    2,074        $    1,047
Design services                                1,509             1,551
Digital signal processor (DSP)                   840               106
Video network products and other                 161               419
                                          ----------        ----------
                                          $    4,584        $    3,123
                                          ----------        ----------
Gross profit (loss):
Optical networking equipment              $     (184)       $   (1,001)
Design services                                   82                83
Digital signal processor (DSP)                   371               (90)
Video network products and other                 (93)               63
                                          ----------        ----------
                                          $      176        $     (945)
                                          ----------        ----------

NET REVENUE

         Revenue from sales of optical networking equipment increased $1,027,000, or 50%, in the first quarter of 2000 as compared to the first quarter of 1999. This increase reflects increasing activity in the market for the Company's OmniLYNX product line. Sales in the 2000 quarter were less than would have otherwise been recorded due to the carry-over effect of the Company's difficulties experienced during most of 1999 in obtaining parts and components on a timely basis. One project in particular, with a sales value of approximately $1,500,000, originally scheduled to be completed and shipped in the first quarter of 1999, was not actually shipped until the second week of April, 2000. The Company's ability to obtain parts and components has improved materially with its improved financial condition as discussed below. However, it has taken some period of time for the Company to reestablish itself in the supply queue for certain long lead-time items.

         Revenues from design services were essentially flat in the first quarter of 2000 as compared to the same period of 1999. This, however, reflects a significant increase from revenue levels experienced in the second, third and fourth quarters of 1999. This improvement reflects the on-going recovery of the Company's design services operations from the effects of the aborted sale of such operations to Cadence Design Systems, Inc. during 1999. Sales of digital signal processor (DSP) products improved by $734,000, or almost 700%, as the demand for these products has been increasing over the past several months.

GROSS PROFIT

         The losses reflected in both 2000 and 1999 for optical networking products are primarily attributable to sales volumes below the Company's production capacity which restricted overhead cost absorption and necessitated uneconomic purchasing levels. In addition, the year 2000 was adversely affected by production delays, caused by the Company's difficulties in obtaining parts and components. These delays resulted in lower than anticipated gross margins on certain projects which were bid and obtained in early 1999.

         The gross profit from design services is consistent between the 2000 and 1999 periods but does not reflect levels obtained historically due to lower than desired sales levels and resulting excess overhead costs. Gross profit from the sales of DSP products improved dramatically in the 2000 period as a result of the higher sales levels, more aggressive pricing and greater production efficiency.

ENGINEERING AND DEVELOPMENT (E&D) EXPENSE

         Engineering and development expense decreased 56% to $1,066,000 in 2000 from $2,433,000 in the prior year period. The combined totals of these development costs were distributed by product line as follows:

                                         Three Months Ended March 31,
                                         ----------------------------
                                             2000            1999
                                          ----------      ----------
                                                ($ Thousands)
Optical networking products               $      746      $      683
CS4                                               --           1,236
Digital signal processor (DSP)                   310             241
Video network products and other                  10             273
                                          ----------      ----------
                                          $    1,066      $    2,433
                                          ==========      ==========

         The decrease in engineering and development activities from 1999 to 2000 is a direct result of the Company's decision during 1999 to suspend or severely curtail activities related to the CS4 intelligent switching platform and video networking products. Expenditures in the area of optical networking products in 2000 relate primarily to continued refinement and enhancements to the OmniLYNX product line. Engineering and development activities during the first quarter of 2000 in the DSP area relate primarily to the on-going development of products based on Power PC processors.

SELLING AND ADMINISTRATIVE EXPENSE

         Compared to the prior year period, selling and administrative expenses were reduced 16% to $2,931,000 in 2000 from $3,482,000 in 1999. This reduction comes about mainly from the Company's expense reduction efforts which were implemented beginning in April of 1999. A principal focus of these efforts was the closing of offices involved in the video networking products business and a reduction of activities related to that business.

INTEREST EXPENSE

         Interest expense in the first three months of 2000, which included approximately $257,000 from the write-off of deferred financing costs related to the Company's revolving credit agreement with Coastal, decreased to $738,000 versus $807,000 in the same period last year. This decrease is primarily due to the Company's repayment of all amounts due under its revolving credit agreement with Coastal in March, 2000 which resulted in lower average debt balances in the first three months of 2000 versus the same period last year. See Liquidity and Capital Resources.

DIVIDENDS ON PREFERRED STOCK

         Preferred stock dividends of $966,000 in the first quarter of 2000 represent accrued dividends and a 10% redemption premium paid to Coastal to effect the redemption of the Company's Series A Preferred Stock in March of 2000. Subsequent to this redemption the Company has no preferred stock outstanding. Preferred dividends include $323,000 in 1999 which the Company elected to pay in common stock. Also reported as dividends in 1999 are non-cash financing costs of $148,000, attributable to the value of beneficial conversion features of the preferred stock.

YEAR 2000 COMPLIANCE

         The Company conducted a review of its computer systems and products to identify those that could be affected by the "Year 2000 Problem," the result of computer programs using two digits rather than four to define the year portion of dates. The Company determined that none of its significant systems or products fail to distinguish the year 2000 from the year 1900. No exposure was discovered which would have had a material adverse effect on the Company. The financial impact of Year 2000 compliance has not been material to the Company's financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

         During the first quarter of 2000 and in April, 2000 the Company completed a series of transactions which have materially improved its liquidity and financial position. As a result of these transactions, the Company's working capital increased by approximately $32,500,000 and stockholders' equity increased by approximately $47,000,000. Also as a result of these transactions the Company currently has funded debt of only approximately $1,000,000 and has cash and temporary investments of approximately $25,000,000.

         In January, 2000 the Company completed a private placement of 7,200,000 shares of common stock and warrants to purchase an additional 3,600,000 shares at an exercise price of $2.50 per share. Net proceeds to the Company, after selling commissions and costs, amounted to approximately $16,900,000. In March, 2000 the Company completed another private placement of 4,600,000 shares of common stock. Net proceeds to the Company, after selling commissions and costs, amounted to approximately $25,900,000.

         In March, 2000 the Company utilized approximately $8,500,000 of the above proceeds to redeem all of its Series A Preferred Stock. Subsequent to this redemption the Company has no preferred stock outstanding. Also in March, 2000 the Company repaid all amounts outstanding under its revolving credit agreement with Coastal which amounted to approximately $9,600,000.

         During the first quarter of 2000 the Company issued approximately 2,900,000 shares of common stock pursuant to the exercise of various warrants and employee stock options. Proceeds to the Company from these transactions amounted to approximately $6,100,000.

         In January and April, 2000 the Company issued approximately 3,645,000 and 768,000 shares, respectively to SJMB, L. P. These shares were issued pursuant to the terms of the loan agreement between the Company and SJMB in repayment of $6,000,000 and $1,500,000, respectively, of amounts due under the Company's note payable to SJMB. Subsequent to these transactions the balance of the note payable to SJMB is approximately $800,000 and is due in July, 2000. SJMB may, at its election convert the balance of the note into the Company's common stock at the rate of the greater of $1.08 per share and 66-2/3% of the market price of the common stock at the time of the conversion.

OPERATING ACTIVITIES

         Net cash used in operations consisted of the $4,552,000 net loss, a $1,615,000 decrease in working capital offset by $2,201,000 of non-cash charges. The non-cash charges were primarily depreciation and amortization of intangible assets and amortization of deferred financial costs.

INVESTING ACTIVITIES

         Investments consisted primarily of capitalized software development costs of $308,000 and capital expenditures of $508,000 for fixed asset additions. Both elements of investment spending were primarily in support of OmniLYNX product line enhancements.

LIQUIDITY OUTLOOK

         Although the Company has not yet produced positive cash flow from operations, it has made significant progress in the past few quarters in reducing and stabilizing recurring expenditures. Actions which have contributed to this include the focus of operations on the Company's optical networking products and the resulting reduction in or elimination of efforts related to other products. In addition general and administrative expenditures have been reduced.

         As of May 2, 2000 the Company has outstanding obligations for funded debt of approximately $1,000,000 and has cash and temporary investments of approximately $25,000,000. Accordingly, management believes the Company has adequate financial resources and liquidity to meet its ongoing obligations and to execute its business plan.

         Should the demand for the Company's products increase significantly, the Company could need additional working capital to finance the resulting growth in accounts receivable and inventories. Management believes that the Company could obtain such additional working capital through bank credit agreements, other lending agreements, the issuance of debt or equity securities, or a combination of these sources. There can be, however, no assurance that such resources would be available to the Company or would be available in sufficient amounts or under terms which the Company would find acceptable.

CONTINGENT LIABILITIES

         As discussed in "ITEM 3 - Legal Proceedings" in the Company's Annual Report on Form 10-K, the Company is exposed to certain contingent liabilities which, if resolved adversely to the Company, would adversely affect its liquidity, its results of operations, and/or its financial position.

                           PART II - OTHER INFORMATION

ITEM 2- CHANGES IN SECURITIES

         (c) Recent sales of unregistered securities

         In January, 2000 the Company, in a transaction exempt from registration under Section 4(2) of the Securities Act, issued 7,200,000 shares of its $0.01 par value common stock and warrants to purchase an additional 3,600,000 shares of common stock at an exercise price of $2.50 per share. Gross proceeds to the Company were approximately $18,000,000, approximately $16,900,000 after selling commissions and costs.

         In March, 2000 the Company, in a transaction exempt from registration under Section 4(2) of the Securities Act, issued 4,600,000 shares of its $0.01 par value common stock. Gross proceeds to the Company were approximately $27,600,000, approximately $25,900,000 after selling commissions and costs.

         In January 2000, the Company issued 142,791 shares of common stock in lieu of a $187,300 dividend on its Series A Preferred Stock for the quarter ended December 31, 1999.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         A.  Listed below are all Exhibits filed as part of this report.

Exhibit
No.              Exhibit
-------          -------
27.0             Financial Data Schedule

         B. The Company has not filed any report on Form 8-K during the period covered by this Report, except as follows:

        Form 8-K filed February 8,2000
        Form 8-K filed March 21,2000

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          INTELECT COMMUNICATIONS, INC.
                                  (Registrant)



  Date: May 5, 2000             By: /s/ ROBERT P. CAPPS
                                    --------------------------------------------
                                    Robert P. Capps
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)




  Date: May 5, 2000                 /s/ HERMAN M. FRIETSCH
                                    --------------------------------------------
                                    Herman M. Frietsch
                                    Chief Executive Officer and Director
                                    (Principal Executive Officer)

                               INDEX TO EXHIBITS

Exhibit
Number           Description
-------          -----------
  27             Financial Data Schedule