Form 10-Q
period 2000-06-30
INTELECT COMMUNICATIONS INC
filed 2000-08-11
CIK 316672

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   ----------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                         Commission File Number 0-11630

                                   ----------

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

                                   ----------

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [x]      No [ ]

There were 86,083,850 shares of Common Stock outstanding as of August 4, 2000.


================================================================================

                 INTELECT COMMUNICATIONS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                              PAGE
PART I             FINANCIAL INFORMATION
------             ---------------------
ITEM 1             FINANCIAL STATEMENTS

                   Consolidated Condensed Balance Sheets of the Company
                   at June 30, 2000 (unaudited) and December 31, 1999                                           2

                   Consolidated Condensed Statements of Operations of the
                   Company (unaudited) for the three months and six months ended
                   June 30, 2000 and 1999
                                                                                                                3

                   Consolidated Condensed Statements of Cash Flows of the Company
                   (unaudited) for the six months ended June 30, 2000 and 1999                                  4

                   Notes to Consolidated Condensed Financial Statements                                         5

ITEM 2             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS                                                          7

ITEM 3             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                  11

PART II            OTHER INFORMATION
-------            -----------------
ITEM 1             LEGAL PROCEEDINGS                                                                           11

ITEM 4             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                         11

ITEM 5             OTHER INFORMATION                                                                           12

ITEM 6             EXHIBITS AND REPORTS ON FORM 8-K                                                            12

                   SIGNATURES                                                                                  13

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                 INTELECT COMMUNICATIONS, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                    (Thousands of dollars, except share data)

                                                                                    June 30,            December 31,
                                                                                      2000                 1999
                                                                                  -------------        -------------
                                                                                   (unaudited)
                                         Assets
Current assets:
   Cash and cash equivalents                                                      $      19,830        $          --
   Investments                                                                              252                  195
   Accounts receivable net of allowances of $487 in 2000 and $1,288 in 1999               4,983                5,316
   Inventories                                                                            7,582                5,972
   Prepaid expenses                                                                         311                  378
                                                                                  -------------        -------------
                           Total current assets                                          32,958               11,861

Property and equipment, net                                                               5,114                5,094
Goodwill, net                                                                             3,779                4,115
Software development costs, net                                                           1,798                2,093
Other intangible assets, net                                                                444                  561
Other assets                                                                                607                  618
                                                                                  -------------        -------------
                                                                                  $      44,700        $      24,342
                                                                                  -------------        -------------

                          Liabilities and Stockholders' Equity
Current liabilities:
   Notes payable                                                                  $         300        $       2,340
   Accounts payable                                                                       2,457                3,203
   Accrued liabilities                                                                    1,712                3,131
                                                                                  -------------        -------------
                           Total current liabilities                                      4,469                8,674

Notes payable                                                                                --               15,264
                                                                                  -------------        -------------
                                                                                          4,469               23,938
                                                                                  -------------        -------------
Stockholders' equity:
   $2.0145, 10% cumulative convertible preferred stock, series A,
       $.01 par value (aggregate involuntary liquidation preference
       $7,438,818 in 1999). Authorized 10,000,000 shares; 3,719,409                          --                   37
       issued and outstanding in 1999
   Common stock, $.01 par value.  Authorized 200,000,000 shares;
       86,089,050 and 65,936,573 shares issued in 2000 and 1999,
       respectively                                                                         861                  659
   Additional paid-in capital                                                           181,381              131,511
   Accumulated deficit                                                                 (140,914)            (130,706)
                                                                                  -------------        -------------
                                                                                         41,328                1,501
   Less 191,435 shares of common stock in treasury                                       (1,097)              (1,097)
                                                                                  -------------        -------------
                           Total stockholders' equity                                    40,231                  404
                                                                                  -------------        -------------
                                                                                  $      44,700        $      24,342
                                                                                  =============        =============

See accompanying notes to consolidated condensed financial statements.

                 INTELECT COMMUNICATIONS, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Operations
                    (Thousands of dollars, except share data)



                                                                  Three Months Ended                       Six Months Ended
                                                                       June 30,                                June 30,
                                                           --------------------------------        --------------------------------
                                                               2000                1999*               2000                 1999*
                                                           ------------        ------------        ------------        ------------
                                                                                          (unaudited)
Net revenues                                               $      5,030        $      7,193        $      9,614        $     10,316
Cost of revenue                                                   5,355               5,347               9,589               9,075
                                                           ------------        ------------        ------------        ------------
     Gross profit (loss)                                           (325)              1,846                  25               1,241
                                                           ------------        ------------        ------------        ------------

Expenses:
   Engineering and development                                    1,335               2,730               2,575               5,503
   Selling and administrative                                     3,206               3,071               6,137               6,553
   Amortization of goodwill                                         168                 168                 336                 336
                                                           ------------        ------------        ------------        ------------
                                                                  4,709               5,969               9,048              12,392
                                                           ------------        ------------        ------------        ------------
     Operating loss                                              (5,034)             (4,123)             (9,023)            (11,151)
                                                           ------------        ------------        ------------        ------------

Other income (expense):
   Interest expense                                                 (35)               (441)               (773)             (1,248)
   Interest income and other                                        379                (123)                554                (186)
                                                           ------------        ------------        ------------        ------------
                                                                    344                (564)               (219)             (1,434)
                                                           ------------        ------------        ------------        ------------
     Loss before income taxes                                    (4,690)             (4,687)             (9,242)            (12,585)

Income tax expense                                                   --                  --                  --                   6
                                                           ------------        ------------        ------------        ------------
     Net loss                                              $     (4,690)       $     (4,687)       $     (9,242)       $    (12,591)
                                                           ============        ============        ============        ============

Dividends on preferred stock                                         --               1,357                 966               1,828
                                                           ------------        ------------        ------------        ------------
     Loss allocable to common stockholders                 $     (4,690)       $     (6,044)       $    (10,208)       $    (14,419)
                                                           ============        ============        ============        ============

Basic and diluted loss per share:
     Net loss per share                                    $      (0.06)       $      (0.16)       $      (0.13)       $      (0.40)
                                                           ============        ============        ============        ============

Weighted average number of common shares outstanding
   (thousands)                                                   85,284              38,081              80,712              36,307
                                                           ============        ============        ============        ============

*Certain amounts have been reclassified to conform to current classifications.

See accompanying notes to consolidated condensed financial statements.

                 INTELECT COMMUNICATIONS, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                             (Thousands of dollars)

                                                                                     Six Months Ended June 30,
                                                                                     ------------------------
                                                                                       2000            1999
                                                                                     --------        --------
                                                                                            (unaudited)
Cash flows from operating activities:
   Net loss                                                                          $ (9,242)       $(12,591)
   Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                                   2,136           2,160
        Amortization of loan discount                                                     426             512
        Loss on disposal of discontinued operations                                        --              66
        Noncash operating expenses                                                        628            (136)
        Other                                                                             308              --
        Changes in operating assets and liabilities:
             Accounts receivable                                                          333          (1,347)
             Inventories                                                               (1,610)           (208)
             Other assets                                                                  67             519
             Accounts payable and accrued liabilities                                  (2,165)          2,477
                                                                                     --------        --------
               Net cash used in operating activities                                   (9,119)         (8,548)
                                                                                     --------        --------

Cash flows from investing activities:
   Capital expenditures                                                                (1,006)           (441)
   Software development costs                                                            (535)           (331)
   Proceeds from sale of marketable securities                                             --             486
   Investment and other                                                                  (555)            (59)
                                                                                     --------        --------
               Net cash used in investing activities                                   (2,096)           (345)
                                                                                     --------        --------


Cash flows from financing activities:
   Proceeds from issuance of notes payable                                                400              --
   Proceeds from issuance of common shares                                             42,642           3,550
   Proceeds from issuance of preferred shares                                              --           5,518
   Principal payments on notes payable                                                 (9,654)           (529)
   Redemption of preferred stock                                                       (7,493)             --
   Principal payments under capital lease obligations                                     (14)            (60)
   Proceeds from exercise of common stock warrants                                      5,180              --
   Proceeds from exercise of employee stock options                                       950              --
   Dividends paid                                                                        (966)             --
                                                                                     --------        --------
               Net cash provided by financing activities                               31,045           8,479
                                                                                     --------        --------


Net increase (decrease) in cash and cash equivalents                                   19,830            (414)
Cash and cash equivalents, beginning of period                                             --             991
                                                                                     --------        --------
Cash and cash equivalents, end of period                                             $ 19,830        $    577
                                                                                     --------        --------


See accompanying notes to consolidated condensed financial statements.

                          INTELECT COMMUNICATIONS, INC.
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)
                                  June 30, 2000

BASIS OF PRESENTATION

         The accompanying consolidated financial statements have been prepared by the Company without audit in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included.

         The accompanying consolidated financial statements do not include certain footnotes and financial presentations normally required under accounting principles generally accepted in the United States of America and, therefore, should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K as of December 31, 1999.

INVENTORIES

The components of inventories are as follows:


                             June 30,         December 31,
                               2000                1999
                           ------------       ------------
                                    ($ Thousands)
Raw materials              $      3,958       $      2,896
Work in progress                  1,283              1,010
Finished goods                    2,341              2,066
                           ------------       ------------
                           $      7,582       $      5,972
                           ============       ============

SEGMENTS OF BUSINESS

Revenue by business segment:

                                        Three Months Ended           Six Months Ended
                                              June 30,                   June 30,
                                       ---------------------       ---------------------
                                         2000         1999          2000          1999
                                       -------       -------       -------       -------
                                                         ($ Thousands)
Optical networking equipment           $ 2,394       $ 4,760       $ 4,468       $ 5,807
Design services                          1,679         1,172         3,188         2,723
Digital signal processors (DSP)            560           805         1,400           911
Video network products and other           397           456           558           875
                                       -------       -------       -------       -------
                                       $ 5,030       $ 7,193       $ 9,614       $10,316
                                       -------       -------       -------       -------

         Segment-specific margins (Gross profit less total engineering and development costs, including capitalized software, for the segment):


                                         Three Months Ended                Six Months Ended
                                               June 30,                       June 30,
                                       --------------------------      --------------------------
                                          2000            1999            2000            1999
                                       ----------      ----------      ----------      ----------
                                                            ($ Thousands)
Optical networking equipment           $   (1,400)     $       57      $   (2,651)     $   (1,791)

Design services                                43             153             125             236
Digital signal processors (DSP)              (380)            112            (319)           (219)
Video network products and other             (150)         (1,379)           (241)         (2,818)
                                       ----------      ----------      ----------      ----------
  Subtotal segment specific                (1,887)         (1,057)         (3,086)         (4,592)
Capitalized software                          227             174             535             331
All other expenses                         (3,374)         (3,240)         (6,472)         (6,890)
                                       ----------      ----------      ----------      ----------
   Operating loss                      $   (5,034)     $   (4,123)     $   (9,023)     $  (11,151)
                                       ==========      ==========      ==========      ==========


Assets are identifiable only by combined segments as follows:

                                                   At June 30,      At December 31,
                                                      2000               1999
                                                   ------------       ------------
                                                          ($ Thousands)
Optical networking equipment, video network
   products and other                              $     35,374       $     15,638
Design services and DSP                                   7,801              6,790
Not allocable to a segment                                1,525              1,914
                                                   ------------       ------------
             Total                                 $     44,700       $     24,342
                                                   ============       ============


RECLASSIFICATIONS

         Certain engineering costs which were previously classified as cost of sales are now classified as engineering and development costs. For the three and six months ended June 30, 1999 $549,000 and $889,000, respectively, of such costs have been reclassified from cost of sales to engineering and development costs.

FINANCING MATTERS

         In April, 2000 SJMB L. P. ("SJMB") converted $1,500,000 due under its note payable from the Company into 767,573 shares of the Company's common stock. In June, 2000 SJMB converted all remaining balances due under the note, approximately $800,000, into 445,683 shares of the Company's common stock. Both SJMB conversions were pursuant to the terms of the loan agreement. Accordingly, as of June 30, 2000 there are no amounts outstanding under the SJMB note. During the quarter, the Company completed the redemption of all of the remaining outstanding shares of Series A Convertible Preferred Stock, which had been effective as of March 31, 2000.

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


--------------------------------------------------------------------------------
COMPARISON OF SECOND QUARTER AND FIRST HALF 2000 TO 1999
--------------------------------------------------------------------------------

         The following table shows the net revenue and gross profit for the Company's products:

                                                      Three Months Ended                    Six Months Ended
                                                           June 30,                             June 30,
                                               --------------------------------      -------------------------------
                                                    2000               1999              2000                1999
                                               ------------        ------------       ------------        ------------
                                                                            ($ Thousands)
Net revenue:
Optical networking equipment                   $      2,394        $      4,760       $      4,468        $      5,807

Design services                                       1,679               1,172              3,188               2,723
Digital signal processors (DSP)                         560                 805              1,400                 911
Video network products and other                        397                 456                558                 875
                                               ------------        ------------       ------------        ------------
                                               $      5,030        $      7,193       $      9,614        $     10,316
                                               ------------        ------------       ------------        ------------

Gross profit (loss):
Optical networking equipment                   $       (192)       $      1,326       $       (215)       $        659
Design services                                          43                 153                125                 236
Digital signal processors (DSP)                         (34)                317                337                 227
Video network products and other                       (142)                 50               (222)                119
                                               ------------        ------------       ------------        ------------
                                               $       (325)       $      1,846       $         25        $      1,241
                                               ------------        ------------       ------------        ------------

NET REVENUE

         Net revenue from the sale of optical networking equipment was lower during the three and six-month periods of 2000 as compared to the same periods in 1999. However, the 1999 periods include approximately $4,300,000 related to two large projects which were completed and shipped in the second quarter of 1999. Activity in the markets for the Company's OmniLynx product line continues to be strong. The Company's ability to obtain component parts, and therefore complete customer orders, has improved materially over the past six months; however, the availability of certain components continues to be a challenge. Shortages and long lead times for certain components is a wide-spread problem within the telecommunications industry. The Company is taking various steps to mitigate this issue including pre-ordering some components and stockpiling other items when appropriate. These challenges have had an impact on the Company's ability to complete certain customer orders and has impacted its ability to provide potential customers with test equipment within a given time period. This in turn has had a negative impact on revenues for the second quarter of 2000 and may continue to do so for the balance of 2000. Management does not believe that any significant sales prospects have been lost so far due to this situation, but rather the timing of such sales may be affected.

         Revenue for design services increased in the second quarter of 2000 as compared to the second quarter of 1999 as well as in the first six months of 2000 versus the first six months of 1999. This reflects the on-going recovery of such business from the effects of the aborted sale of such operations to Cadence Design Systems, Inc. That transaction was being actively negotiated during the second quarter of 1999 and resulted in a decline in design services revenues during that and subsequent periods.

         Revenue from the sale of digital signal processor ("DSP") products, while showing a slight decline between the second quarter of 1999 and 2000, has increased more than 50% over the first six months of 2000 as compared to the same period in 1999. This rising level of activity reflects a significant increase in product availability and growing demand from existing customers, as well as new customers.

GROSS PROFIT

         Gross profit from optical networking equipment was lower in the three and six months ended June 30, 2000 as compared to the same periods of 1999. This decline is due to a number of factors. Revenues in the 2000 periods were lower than in the 1999 periods resulting in less absorption of fixed overhead costs. However, during the 2000 periods the Company has been implementing a program to reduce this fixed overhead and outsource certain manufacturing functions. The reduction of overhead results primarily from reduced workforce. These headcount reductions occurred in June and July of 2000 and, accordingly, their effect will not be seen until the second half of 2000. In addition, during the second quarter of 2000 the Company sold evaluation equipment to certain potential customers and business partners at greatly discounted sales prices, and in certain cases at no cost. These transactions had the effect of significantly reducing gross profit during the 2000 periods.

         Gross profit from design services was lower in the 2000 periods due to costs associated with rebuilding and expanding the design engineering staff. These costs include utilization inefficiencies as new engineers are brought into the billing pool, as well as hiring and overhead costs associated with a larger employee base.

         Gross profit from digital signal processor sales was lower for the second quarter of 2000 as compared to the second quarter of 1999, yet increased for the first six months of 2000 as compared to the same period in 1999. The increase results from higher sales in the 2000 period. Offsetting the effect of the sales growth was certain infrastructure and overhead costs which the Company has put in place in anticipation of significantly higher sales volumes during the balance of 2000 and in 2001.

ENGINEERING AND DEVELOPMENT (E&D) EXPENSE

         Engineering and development costs decreased significantly during the first and second quarters of 2000 as compared to those same periods in 1999. Certain engineering costs had previously been classified as cost of sales. All periods presented below have been restated to present these costs as engineering and development costs on a consistent basis. Engineering and development costs by product line are as follows:

                                             Three Months Ended             Six Months Ended
                                                  June 30,                       June 30,
                                       ---------------------------       ---------------------------
                                          2000             1999             2000              1999
                                       ----------       ----------       ----------       ----------
                                                               ($ Thousands)
Optical networking equipment           $      980       $    1,096       $    1,900       $    2,119
CS4                                            --              745               --            1,981
Digital signal processor (DSP)                346              205              656              446
Video network products and other                9              684               19              957
                                       ----------       ----------       ----------       ----------
E & D expense                          $    1,335       $    2,730       $    2,575       $    5,503
                                       ==========       ==========       ==========       ==========

         The decrease in engineering and development costs between 2000 and 1999 is a result of management's decisions during 1999 to suspend activities related to the CS4 intelligent switching platform and to severely curtail activities related to video networking products. Optical networking equipment expenditures relate primarily to continued refinement and enhancements to the Company's OmniLynx product line and design efforts related to future versions of the OmniLynx product. Recently the Company has been reorganizing its engineering activities and organization related to optical networking products in order to outsource certain functions and projects and therefore more effectively utilize resources and to improve time to market for product enhancements. Engineering and development activities related to DSP during 2000 relate primarily to the on-going development of products based on Power PC processors, specifically the "quad" processor.

SELLING AND ADMINISTRATIVE EXPENSE

         Selling and administrative expenses increased slightly (approximately 4%) in the second quarter of 2000 as compared to the second quarter of 1999. For the first six months of 2000 such expenses decreased approximately 6% as compared to the first six months of 1999. In April of 1999 the Company implemented a plan to reduce selling and administrative costs. This plan included the closing of offices involved in the video networking business and a reduction of activities related to that business. These reductions were offset to some degree by increased marketing and selling activities related to the OmniLynx product line beginning in the first quarter of 2000.

OTHER INCOME AND EXPENSE

         During the three and six-month periods ended June 30, 2000 interest expense declined significantly as compared to the same periods in 1999. This decline resulted from the reduction of interest bearing debt in the first quarter of 2000 with the proceeds from equity offerings and the conversion of certain debt into common stock pursuant to the terms of the underlying credit agreement. During these same periods other income increased as a result of the investment of proceeds from the equity offerings.

DIVIDENDS ON PREFERRED STOCK

         All of the Company's remaining preferred stock was redeemed as of March 31, 2000; therefore, there are no preferred dividends subsequent to that date. Preferred dividends of $966,000 in the first quarter of 2000 represent accrued dividends and a 10% redemption premium on the Company's Series A Preferred Stock. Dividends in the three and six months ended June 30, 1999 include dividends on Series A, C, D and E Preferred Stock. The 1999 three and six-month periods also include $1,037,000 and $1,185,000, respectively, related to non-cash financing costs attributable to the value of beneficial conversion features granted to the holders of such preferred stock in connection with the settlement of certain disputes.

--------------------------------------------------------------------------------
LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

         As of June 30, 2000 the Company had cash and temporary investments of $19,830,000 and working capital of $28,489,000. For the six months ended June 30, 2000 earnings before interest, taxes, depreciation and amortization ("EBITDA") was approximately negative $6,400,000. During the second quarter of 2000 the balance of approximately $2,300,000 due under the Company's note payable to SJMB, L.P. was converted into 1,213,256 shares of common stock pursuant to the terms of the loan agreement. Therefore, as of June 30, 2000 the Company has no material amounts of funded indebtedness.

         Over the past 12 to 18 months the Company has significantly reduced and stabilized its cost structure, primarily by focusing operations and efforts on its core businesses. In recent months the Company has taken further steps to reduce its fixed overhead structure by beginning to outsource certain manufacturing and engineering functions. These recent actions have resulted in a reduction in the Company's personnel by more than 30 full-time employees since the beginning of 2000. While the absolute level of expenditures may vary in the future based on production levels and product development activities, these recent steps, management believes, will result in greater efficiency and more effective utilization of resources.

         Although the Company has not yet produced positive cash flow from operations, given the Company's current liquidity position and the level of recurring and fixed expenses, management believes that the Company has adequate capital resources with which to continue to pursue its business plan for the next 12 to 18 months.

         Should the demand for the Company's products increase significantly the Company could need additional working capital to finance the resulting growth in accounts receivable and inventories. Furthermore, should the costs to market the Company's products and to develop further product enhancements exceed management's expectations, the Company could need additional operating capital sooner than otherwise anticipated. Management believes that working capital financing could be obtained through bank credit facilities, the issuance of debt or equity securities, or a combination of these sources. Potential sources for additional operating capital would include the issuance of debt or equity securities in either public or private transactions. There can be no assurance, however, that such resources would be available to the Company or would be available in sufficient amounts or under terms which the Company would find acceptable.

         Net cash used in operating activities for the six months ended June 30, 2000 amounted to $9,119,000. This consisted primarily of the net loss of $9,242,000 offset by depreciation and amortization of $2,136,000. Additional cash flow was utilized to reduce accounts payable and accrued liabilities by $2,165,000 and increase inventories by $1,610,000. The increase in inventory was undertaken in order to stockpile certain long lead-time component parts and to begin to accumulate a supply of completed products in order to meet customer demand.

         Investing activities during the six months ended June 30, 2000 utilized $2,096,000 of cash flow related primarily to capital expenditures for office and engineering test equipment and certain software development costs. During this same period financing activities produced $31,045,000 of cash flow. This positive cash flow resulted from proceeds of $42,642,000 from two private placements of common stock, as well as $6,130,000 of proceeds from the exercise of various stock options and warrants during the period. A portion of these proceeds was utilized to repay $9,654,000 of notes payable and $7,493,000 was used to redeem preferred stock.

         As discussed in "Legal Proceedings" here and in the Company's Annual Report on Form 10-K, the Company is exposed to certain contingent liabilities which, if resolved adversely to the Company, could adversely affect its liquidity, results of operations and financial condition.

RECENT ACCOUNTING PRONOUNCEMENTS

         In March, 2000 the Financial Accounting Standards Board issued Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and is effective July 1, 2000; however, certain conclusions in FIN 44 cover specific events from December 15, 1998 to July 1, 2000. FIN 44 provides, in part, that should the terms of an employee stock option be modified after December 15, 1998 in a way which reduces the exercise price of the options, then those options shall be accounted for as variable. In October, 1999 the Company reduced the exercise price of certain outstanding employee stock options to $1.00 per share from $2.00 per share and revised the vesting schedule such that the options would vest over a three year period from the date of the re-pricing. Accordingly, beginning July 1, 2000, the effective date of FIN 44, these options will be accounted for as variable on a prospective basis. To the extent the market price of the Company's common stock is greater than $2.31 per share, the market price of the stock at July 1, 2000, such excess times the number of shares subject to such accounting treatment shall be accounted for as compensation expense over the remaining vesting period of the options. As of July 1, 2000 options for approximately 1,300,000 shares are subject to such treatment.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company invests its excess cash in a professionally managed institutional money market fund. The primary investments of this fund are high quality, short-term money market instruments such as commercial paper, bank obligations and deposit notes. All investments are denominated in U.S. dollars. As of June 30, 2000 approximately $19.8 million was invested in this fund. The return on these investments is dependent in large part on general interest rate conditions in the United States. Based on the investment level as of June 30, 2000, a 100 basis point change in the average return from this fund would result in a change in the Company's interest income in the amount of approximately $50,000 per quarter.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         In June, 2000 Savage Arms, Inc. ("Savage") filed suit against the Company in Superior Court in Hampton County, Massachusetts seeking reimbursement from the Company of approximately $1,100,000 related to a settlement of various product liability claims between Savage and Emhart Industries, Inc. Among other things, Savage is claiming a breach of contract and is also seeking declaratory relief. These matters have previously been referred to by the Company as the "Emhart litigation." The Company believes it has, and is asserting, defenses against Savage related to these matters. Additionally, should the Company have any liability related to these matters, it believes it is entitled to indemnification from other parties. At this time the Company cannot predict the outcome of this matter.

         In July, 2000 the Company was served with a lawsuit in a case styled St. James Capital Partners, L.P. and SJMB, L.P. v. Intelect Communications, Inc. filed in state district court in Harris County, Texas. As has been previously disclosed, the Company and St. James Capital Partners, L.P. ("SJCP") and SJMB, L.P. ("SJMB")(SJCP and SJMB collectively "St. James") are in disagreement as to the operation of the anti-dilution provisions in warrants which the Company issued to St. James. The dispute in question relates to warrants originally issued to St. James in April 1998 at an exercise price of $7.50 per share to purchase an aggregate of 1.5 million shares, and an additional 535,000 shares issued to them in January 1999 at an exercise price of $3.20 per share. St. James has petitioned the court for declaratory relief, among other claims, to require the Company to acknowledge that St. James is entitled to a re-set of the exercise price on each of the warrants to a price of $0.561 per share and would be entitled to an aggregate of approximately 25 million shares to be issued upon exercise of such warrants. The Company intends to vigorously dispute St. James' allegations and believes that it has significant affirmative claims against St. James as well.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Stockholders was held on June 2, 2000. At the Annual Meeting, Herman M. Frietsch was re-elected as a director of the Company. Robert H. Garrison, II and Anton von Liechtenstein continue to serve as directors pursuant to their prior election. In addition, stockholders approved a proposal to increase the number of shares of Common Stock reserved for issuance under the Company's Stock Incentive Plan from 6,000,000 to 8,000,000, approved the appointment of Grant Thornton LLP as the independent auditor of the Company, and approved an increase in the authorized shares of the Company's Common Stock from 100,000,000 to 200,000,000 shares.

         The Director was elected by a vote of 75,581,904 shares for and 935,673 shares withheld. The proposal to increase shares reserved for the Stock Incentive Plan was approved by a vote of 74,094,663 shares for, 2,230,964 shares against and 191,950 shares abstained. The appointment of Grant Thornton LLP as independent auditors was approved by a vote of 76,188,430 shares for, 182,952 shares against and 146,195 shares abstained. The proposal to increase the number of authorized shares of Common Stock was approved by a vote of 75,607,119 shares for, 764,801 shares against and 145,657 shares abstained.

ITEM 5 - OTHER INFORMATION

         Effective July 11, 2000 David Yedwab became a director of the Company to serve in an existing vacancy on the Board. Mr. Yedwab's term will expire at the 2001 Annual Meeting of Stockholders. Mr. Yedwab has also been appointed to serve on the Audit and Compensation Committees of the Company's Board of Directors. Separately, Mr. Anton von Liechtenstein, a director of the company, has also agreed to serve on the Audit Committee of the Company's Board of Directors.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         A.  Listed below are all Exhibits filed as part of this report.

Exhibit No.         Exhibit
-----------         -------
     4.1            Amended and Restated Certificate of Incorporation
     27.1           Financial Data Schedule

         B. The Company has not filed any report on Form 8-K during the period covered by this Report, except as follows:

         Form 8-K filed May 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              INTELECT COMMUNICATIONS, INC.
                                          (Registrant)


 Date: August 11, 2000        By: /s/ ROBERT P. CAPPS
                                  --------------------------------------------
                                  Robert P. Capps
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)




Date: August 11, 2000         By: /s/ HERMAN M. FRIETSCH
                                  --------------------------------------------
                                  Herman M. Frietsch
                                  Chairman of the Board and Chief
                                  Executive Officer
                                  (Principal Executive Officer)

                                  EXHIBIT INDEX



EXHIBIT NO.          DESCRIPTION
----------           -----------
4.1                  Amended and Restated Certificate of Incorporation

27.1                 Financial Schedule