Form 10-Q
period 2000-09-30
INTELECT COMMUNICATIONS INC
filed 2000-11-14
CIK 316672

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   ----------

                                   FORM 10 - Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

There were 86,089,050 shares of Common Stock outstanding as of October 31, 2000.

================================================================================

                 INTELECT COMMUNICATIONS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                                        PAGE
                                                                                        ----
PART I        FINANCIAL INFORMATION

ITEM 1        FINANCIAL STATEMENTS

              Consolidated Condensed Balance Sheets of the Company
              at September 30, 2000 (unaudited) and December 31, 1999                      2

              Consolidated Condensed Statements of Operations of the Company
              (unaudited) for the three months and nine months ended
              September 30, 2000 and 1999                                                  3

              Consolidated Condensed Statements of Cash Flows of the Company
              (unaudited) for the nine months ended September 30, 2000 and 1999            4

              Notes to Consolidated Financial Statements                                   5

ITEM 2        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                                          8

ITEM 3        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                  13

PART II       OTHER INFORMATION

ITEM 1        LEGAL PROCEEDINGS                                                           13

ITEM 5        OTHER INFORMATION                                                           14

ITEM 6        EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K            14

              SIGNATURES                                                                  15

                    PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS


                 INTELECT COMMUNICATIONS, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                    (Thousands of dollars, except share data)

                                                                                September 30, December 31,
                                                                                   2000          1999
                                                                                ------------  -----------
                                                                                (unaudited)
                                         Assets
Current assets:
   Cash and cash equivalents                                                     $  11,717    $      --
   Investments                                                                         252          195
   Accounts receivable net of allowances of $489 and $1,307 in 2000
     and 1999, respectively                                                          5,654        5,316
   Inventories                                                                      11,439        5,972
   Prepaid expenses                                                                    288          378
                                                                                 ---------    ---------
                           Total current assets                                     29,350       11,861
Property and equipment, net                                                          4,926        5,094
Goodwill, net                                                                        3,611        4,115
Software development costs, net                                                      1,653        2,093
Other intangible assets, net                                                           331          561
Other assets                                                                           641          618
                                                                                 ---------    ---------
                                                                                 $  40,512    $  24,342
                                                                                 =========    =========

                          Liabilities and Stockholders' Equity
Current liabilities:
   Notes payable                                                                 $     100    $   2,340
   Accounts payable                                                                  2,658        3,203
   Accrued liabilities                                                               2,992        3,131
                                                                                 ---------    ---------
                           Total current liabilities                                 5,750        8,674

Notes Payable                                                                           --       15,264
                                                                                 ---------    ---------
                           Total liabilities                                         5,750       23,938

Stockholders' equity:
$2.0145, 10% cumulative convertible preferred stock, Series A, $.01 par value,
     (aggregate involuntary liquidation preference $7,438,818 in 1999)
     Authorized 10,000,000 shares; 3,719,409 issued and outstanding in 1999             --           37
Common Stock, $.01 par value.  Authorized 200,000,000 shares;
     86,098,050 and 65,936,573 shares issued in 2000 and 1999, respectively            861          659
Additional paid-in capital                                                         181,381      131,511
Accumulated deficit                                                               (145,541)    (130,706)
                                                                                 ---------    ---------
                                                                                    36,701        1,501
Less shares of common stock in treasury, 550,474 and 191,435 shares
     in 2000 and 1999, respectively                                                 (1,939)      (1,097)
                                                                                 ---------    ---------
                           Total stockholders' equity                               34,762          404
                                                                                 ---------    ---------
                                                                                 $  40,512    $  24,342
                                                                                 =========    =========

See accompanying notes to consolidated financial statements

                 INTELECT COMMUNICATIONS, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Operations
                    (Thousands of dollars, except share data)

                                            Three Months Ended       Nine Months Ended
                                               September 30,          September 30,
                                           --------------------    --------------------
                                             2000        1999*       2000        1999*
                                           --------    --------    --------    --------
                                                            (unaudited)
Net revenues                               $  4,162    $  1,662    $ 13,776    $ 11,978
Cost of revenue                               4,196       3,130      13,785      12,205
                                           --------    --------    --------    --------
     Gross loss                                 (34)     (1,468)         (9)       (227)
                                           --------    --------    --------    --------

Expenses:
   Engineering and development                1,590       2,707       4,165       8,210
   Selling and administrative                 3,376       3,459       9,513      10,012
   Amortization of goodwill                     168         168         504         504
                                           --------    --------    --------    --------
                                              5,134       6,334      14,182      18,726
                                           --------    --------    --------    --------
     Operating loss                          (5,168)     (7,802)    (14,191)    (18,953)
                                           --------    --------    --------    --------

Other income (expense):
   Interest expense                             (13)       (512)       (786)     (1,760)
   Interest income and other                    554         111       1,108         (75)
                                           --------    --------    --------    --------
                                                541        (401)        322      (1,835)
                                           --------    --------    --------    --------
     Loss before income taxes                (4,627)     (8,203)    (13,869)    (20,788)

Income tax benefit                               --           6          --          --
                                           --------    --------    --------    --------
     Loss before extraordinary loss          (4,627)     (8,197)    (13,869)    (20,788)

Extraordinary loss (net of tax):
   Loss on debt retirement                       --       1,054          --       1,054
                                           --------    --------    --------    --------
     Net loss                                (4,627)     (9,251)    (13,869)    (21,842)

Dividends on preferred stock                     --       2,913         966       4,741
                                           --------    --------    --------    --------
Loss allocable to common stockholders      $ (4,627)   $(12,164)   $(14,835)   $(26,583)
                                           ========    ========    ========    ========


Basic and diluted loss per share           $   (.05)   $  (0.23)   $   (.18)   $  (0.64)
                                           ========    ========    ========    ========

Weighted average number of common shares
   outstanding (thousands)                   85,615      52,535      82,358      41,776
                                           ========    ========    ========    ========

*Certain amounts have been reclassified to conform to current classifications

See accompanying notes to consolidated financial statements

                 INTELECT COMMUNICATIONS, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                             (Thousands of dollars)

                                                                 Nine Months Ended
                                                                   September 30,
                                                               ---------------------
                                                                 2000         1999
                                                               --------     --------
                                                                    (unaudited)
Cash flows from operating activities:
   Net loss                                                     $(13,869)   $(21,842)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
        Depreciation and amortization                              3,130       3,356
        Amortization of loan discount                                426         641
        Loss on disposal of equipment                                 18          --
        Loss on disposal of discontinued operations                   --         111
        Loss on debt retirement                                       --       1,054
        Noncash operating expenses                                   628        (136)
        Other                                                       (656)         --
        Change in operating assets and liabilities:
               Accounts receivable                                  (339)      1,783
               Inventories                                        (5,468)     (1,553)
               Other assets                                           90         297
               Accounts payable and accrued liabilities             (672)      2,586
                                                                --------    --------
                  Net cash used in operating activities          (16,712)    (13,703)

Cash flows from investing activities:
   Capital expenditures                                           (1,332)       (999)
   Software development costs                                       (713)       (459)
   Investment and other                                             (574)        475
                                                                --------    --------
                  Net cash used in investing activities           (2,619)       (983)

Cash flows from financing activities:
   Proceeds from issuance of notes payable                           400       5,300
   Proceeds from issuance of common stock                         42,642       3,550
   Proceeds from issuance of preferred stock                          --       5,518
   Principal payments on notes payable                            (9,654)       (583)
   Redemption of preferred stock                                  (7,493)         --
   Principal payments under capital lease obligations                (11)        (90)
   Proceeds from exercise of common stock warrants                 5,180          --
   Proceeds from exercise of employee stock options                  950          --
   Preferred stock dividends paid                                   (966)         --
                                                                --------    --------
                  Net cash provided from financing activities     31,048      13,695

Net increase (decrease) in cash and cash equivalents              11,717        (991)
Cash and cash equivalents, beginning of period                        --         991
                                                                --------    --------
Cash and cash equivalents, end of period                        $ 11,717    $     --
                                                                ========    ========

See accompanying notes to consolidated financial statements

                          INTELECT COMMUNICATIONS, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                               September 30, 2000


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

INVENTORIES

         The components of inventories are as follows:

                                     September 30, December 31,
                                        2000          1999
                                     ------------- ------------
                                           ($ Thousands)
Raw materials                          $ 6,426       $ 2,896
Work in progress                         1,716         1,010
Finished goods                           3,297         2,066
                                       -------       -------
                                       $11,439       $ 5,972
                                       =======       =======

SEGMENTS OF BUSINESS

         Net revenue by business segment:

                                              Three Months Ended   Nine Months Ended
                                                September 30,       September 30,
                                              -----------------   -----------------
                                               2000       1999     2000      1999
                                              -------   -------   -------   -------
                                                         ($ Thousands)
Optical networking equipment                  $   746   $   590   $ 5,214   $ 6,397
Design services                                 2,050       838     5,238     3,561
DSP products                                    1,276       178     2,676     1,089
Video network products and other                   90        56       648       931
                                              -------   -------   -------   -------
                                              $ 4,162   $ 1,662   $13,776   $11,978
                                              -------   -------   -------   -------

                          INTELECT COMMUNICATIONS, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                               September 30, 2000


         Segment-specific margins (Gross profit less total engineering and development costs, including capitalized software for the segment):

                                               Three Months Ended     Nine Months Ended
                                                 September 30,          September 30,
                                             --------------------    --------------------
                                               2000        1999       2000         1999
                                             --------    --------    --------    --------
                                                             ($ Thousands)
Optical networking equipment                 $ (1,776)   $ (2,269)   $ (4,427)   $ (4,060)
Design services                                   334        (338)        459        (102)
DSP products                                     (324)       (259)       (643)       (478)
Video network products and other                  (35)     (1,437)       (276)     (4,255)
                                             --------    --------    --------    --------
  Subtotal segment specific                    (1,801)     (4,303)     (4,887)     (8,895)
Capitalized software                              178         127         713         459
All other expenses                             (3,545)     (3,626)    (10,017)    (10,517)
                                             --------    --------    --------    --------
   Operating loss                            $ (5,168)   $ (7,802)   $(14,191)   $(18,953)
                                             ========    ========    ========    ========

         Assets identifiable only by combined segments:

                                            At September 30,   At December 31,
                                                 2000             1999
                                            ---------------    ----------------
                                                      ($ Thousands)
Optical networking equipment,
   video network products and other             $30,628          $15,638
Design services and DSP products                  8,670            6,790
Not allocable to a segment                        1,214            1,914
                                                -------          -------
               Total                            $40,512          $24,342
                                                =======          =======

RECLASSIFICATIONS

         Certain engineering costs which were previously classified as cost of sales are now classified as engineering and development costs. For the three and nine months ended September 30, 1999 $539,000 and $1,428,000, respectively, of such costs have been reclassified from cost of sales to engineering and development costs.

                          INTELECT COMMUNICATIONS, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                               September 30, 2000


RECENT DEVELOPMENTS

         On November 10, 2000 the Company announced a new corporate strategy and certain new business initiatives. The Company also announced the sale of its Intelect Network Technologies Company subsidiary ("INT"), whose primary current business involves its OmniLynx product line. With respect to INT, the Company has entered into a non-binding letter of intent with Eurotelecom Communication, Inc. ("Eurotelecom") pursuant to which Eurotelecom would acquire all of the capital stock of INT in exchange for $30 million of Eurotelecom convertible preferred stock. The preferred stock would have a coupon of 6% and would be convertible into 10 million shares of Eurotelecom common stock. Eurotelecom would also cause INT to repay to the Company certain inter-company indebtedness not to exceed $10 million. The transaction is subject to various conditions precedent, including completion of due diligence, negotiation and execution of definitive documentation, completion of certain financing by Eurotelecom, regulatory approvals and boards of directors approval. No assurance can be given that the transaction will be completed.

         The Company's new business strategy includes focuses on the expertise and infrastructure that the Company's wholly-owned subsidiary, DNA Enterprises, Inc. ("DNA") provides to established and early-stage companies in the telecommunications industry. The Company plans to leverage these attributes and its patent portfolio and bank of technology to develop and commercialize new, advanced products. The Company will pursue its existing DSP products business, currently conducted by DNA, through a new business unit, DNA Computing Solutions, Inc. As a part of this new strategy the Company will, subject to shareholder approval, change its name to TeraForce Technology Corporation.

         In July 2000 the Company was served with a lawsuit in a case styled St. James Capital Partners, L.P. and SJMB, L.P. v. Intelect Communications, Inc. filed in state district court in Harris County, Texas. As has been previously disclosed, the Company and St. James Capital Partners, L.P. ("SJCP") and SJMB, L.P. ("SJMB")(SJCP and SJMB collectively "St. James") are in disagreement as to the operation of the anti-dilution provisions in warrants which the Company issued to St. James. The dispute in question relates to warrants originally issued to St. James in April 1998 at an exercise price of $7.50 per share to purchase an aggregate of 1.5 million shares, and an additional 535,000 shares issued to them in January 1999 at an exercise price of $3.20 per share. St. James has petitioned the court for declaratory relief, among other claims, to require the Company to acknowledge that St. James is entitled to a re-set of the exercise price on each of the warrants to a price of $0.561 per share and would be entitled to an aggregate of approximately 25 million shares to be issued upon exercise of such warrants.

         In September 2000 the Company filed suit against St. James in state district court in Dallas County, Texas for breach of contract and seeking the return of the stock of the Company's material subsidiaries which was being held as collateral by St. James. Also in 2000 the Company filed suit against St. James and certain individuals in U.S. District Court for the Northern District of Texas seeking the disgorgement of short-swing profits pursuant to section 16(b) of the Securities Exchange Act of 1934.

         The Company and St. James have entered into an agreement, the closing of which is subject to certain conditions, which will fully resolve the above disputes with St. James. Upon the closing, St. James and the Company will release one another from all obligations and liabilities related to financing previously entered into by the parties and St. James will deliver to the Company certain collateral and all warrants currently held by it. The Company will deliver to St. James redeemable warrants in recognition of the anti-dilution provisions of the warrants currently held by St. James. Warrants for 4,300,000 shares will be exercisable immediately, have an exercise price of $0.75 per share and expire June 30, 2002. Warrants for an additional 7,600,000 shares will be exercisable beginning April 15, 2001, have an exercise price of $0.75 per share and expire September 30, 2002. Warrants for a further 7,600,000 shares will be exercisable beginning October 15, 2001, have an exercise price of $0.75 per share and expire September 30, 2002. All of the warrants will be redeemable by the Company at a rate of $6.75 per share. The Company and St. James are negotiating definitive documentation and releases in connection with the agreement. No assurances can be given as to the timing of the closing.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE PERIOD ENDED SEPTEMBER 30, 2000

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

RECENT DEVELOPMENTS

         On November 10, 2000 the Company announced a new corporate strategy, certain new business initiatives and the sale of its Intelect Network Technologies Company ("INT") subsidiary. To reflect these developments the Company plans, subject to shareholder approval to change its name to TeraForce Technology Corporation.

         In such regard, the Company has entered into a non-binding letter of intent with Eurotelecom Communications, Inc. ("Eurotelecom") whereby, upon the closing of the transaction Eurotelecom would acquire all of the capital stock of INT for $30 million of Eurotelecom convertible preferred stock. Essentially all of INT's current business relates to the OmniLynx product line. The preferred stock would have a 6% coupon and would be convertible into 10 million shares of Eurotelecom common stock. Eurotelecom would cause INT to repay to the Company certain inter-company indebtedness in an amount not to exceed $10 million. The transaction is subject to various conditions precedent, including completion of due diligence, negotiation and execution of definitive documentation, completion of certain financing by Eurotelecom, regulatory approvals and boards of directors approval. No assurance can be given that the transaction will be completed.

         Other aspects of the Company's strategy include focus on the expertise and infrastructure that the Company's wholly-owned subsidiary, DNA Enterprises, Inc. provides to established and early-stage companies in the telecommunications industry. The Company plans to leverage these attributes and its patent portfolio and bank of technology to develop and commercialize new, advanced products.

         The Company plans to pursue its DSP products business through a new business unit named DNA Computing Solutions. This unit will carry forward the DSP products business that was initiated within DNA Enterprises and that has grown to include an established board-level product line based on Texas Instruments DSP components as well as a new line of PowerPC products based on the Motorola G4 RISC processor. These products are now selling into the high-growth commercial-off-the-shelf (COTS) market for a wide range of applications in telecommunications, imaging, remote sensing and intelligence gathering.

         To advance its involvement in optical networking solutions, the Company plans to pursue opportunities in the public network arena through a new product initiative, the Aegean product line. This product line is intended to surpass the Multi-Services Provisioning Platform (MSPP) industry with a new architecture that addresses the needs of both metro and access networks. The Aegean product is aimed at the service delivery needs of ILECs, IXCs and the new class of network operators now emerging from the energy sector and elsewhere.

         The Company's strategy includes introducing strategic partners into new product development activities at an early stage. These proposed participants include early adopters, providers of unique technologies, market channels and financial sources. The Company plans to bring such partners into the Aegean development activities and thereby defray a portion of the cost of development, although the Company currently has no commitments from any such partners. The current product plan for Aegean calls for initial versions of the product to be available in early 2002.

COMPARISON OF THIRD QUARTER AND NINE MONTHS 2000 TO 1999

         The following table shows the revenue and gross profit for the Company's products:

                                               Three Months Ended     Nine Months Ended
                                                 September 30,          September 30,
                                             --------------------    --------------------
                                               2000        1999       2000         1999
                                             --------    --------    --------    --------
                                                             ($ Thousands)
Net revenue:
Optical networking equipment                 $    746    $    590    $  5,214    $  6,397
Design services                                 2,050         838       5,238       3,561
DSP products                                    1,276         178       2,676       1,089
Video network products and other                   90          56         648         931
                                             --------    --------    --------    --------
                                             $  4,162    $  1,662    $ 13,776    $ 11,978
                                             --------    --------    --------    --------

Gross profit (loss):
Optical networking equipment                 $   (567)   $   (901)   $   (782)   $   (242)
Design services                                   335        (338)        460        (102)
DSP products                                      226         (41)        563         186
Video network products and other                  (28)       (188)       (250)        (69)
                                             --------    --------    --------    --------
                                             $    (34)   $ (1,468)   $     (9)   $   (227)
                                             --------    --------    --------    --------

NET REVENUE

         Net revenue for the three months ended September 30, 2000 increased by $2,500,000, or 150% as compared to the same three-month period of 1999. For the nine months ended September 30, 2000 net revenue increased by $1,798,000, or 15%, as compared to the same period of 1999. These increases are due primarily to improvements in the Company's design services business and increased sales of DSP products.

         Net revenue from the sale of optical networking equipment increased by $156,000, or 26%, between the third quarter of 2000 and the third quarter of 1999, but declined by $1,183,000, or 18 % year-to-date 2000 as compared to the same nine-month period of 1999. Third quarter 2000 revenues were negatively impacted by customer requested delays in the shipment of certain completed orders. In addition, net revenue for the nine months ended September 30, 1999 includes approximately $4,300,000 related to two large orders which were completed and shipped in the second quarter of 1999. Difficulties in obtaining component parts, which have had a negative impact on the Company's ability to complete orders in the past, did not materially impact net revenues for the third quarter of 2000. While the availability of certain components continues to be an issue for the Company and the industry in general, the Company continues to take action to mitigate the effect of this situation.

         The rate of orders received by the Company for optical networking equipment and therefore the level of net revenues achieved during 2000 has been less than management had anticipated. This is due in part, in the opinion of management, to unanticipated delays in the award of certain contracts related to purpose-built, or private, networks. In addition, many prospective new public network customers, specifically competitive local exchange carriers, or "CLECs," have recently experienced financial difficulties. As a result the Company believes that many of these prospective customers have delayed or curtailed their equipment acquisition programs. Notwithstanding these difficulties, the Company expects net revenues related to optical networking equipment to increase in the fourth quarter of 2000. Based on the current backlog of orders and scheduled shipment dates net revenues related to such sales is expected to be approximately $4,000,000 in the fourth quarter of 2000; however, there can be no assurance that unanticipated factors will not affect these expected sales.

         Net revenue for design services increased $1,212,000, or 145% in the third quarter of 2000 as compared to the third quarter of 1999 and increased $1,677,000, or 47% between the first nine months of 2000 and 1999. This significant improvement reflects the continued recovery from the effects of the aborted sale of such operations to Cadence Design Systems, Inc. in 1999. The Company expects net revenue from this business to be relatively consistent over the next several months, with normal seasonal fluctuations.

         Net revenue from the sale of DSP products increased $1,098,000, or 617%, in the third quarter of 2000 as compared to the third quarter of 1999. Year-to-date in 2000 such net revenue increased $1,587,000, or 146%, as compared to the same period in 1999. This increase reflects the growing demand for DSP products in military and aerospace applications, as well as in telecommunications. The Company expects the demand for these products to continue to increase, especially in light of the Company's new line of DSP products based on the PowerPC processor. Initial shipments of these new products have recently begun and are currently expected to continue to increase.

GROSS PROFIT (LOSS)

         Sales of optical networking equipment produced gross losses during the third quarter of 2000 as well as during the first nine months of 2000. These gross losses are due in large part to relatively low sales levels and the resulting under-utilization of fixed and semi-fixed overhead cost. Beginning in 2000 the Company has been implementing a program to reduce such costs by outsourcing certain manufacturing functions. As a result of these outsourcing activities the Company has been able to reduce employee headcount and other fixed costs related to its manufacturing operations. The effect of these reductions is partially reflected in operating results for the third quarter of 2000 and the Company expects them to be further reflected in the fourth quarter of 2000 and beyond.

         The gross profit from design services operations has increased significantly in 2000 as compared to comparable periods in 1999, as well as during the course of 2000. These improvements relate to the increased net revenue from these operations and increased utilization efficiencies.

         Gross profit from the sale of DSP products also increased in the three and nine month periods ended September 30, 2000 as compared to those same periods in 1999. The increases are the result of significantly higher revenue levels as well as the shipment of higher margin products during the 2000 periods. The increased level of revenues is allowing the Company to begin to more effectively utilize certain infrastructure and overhead costs which have been put in place in anticipation of higher sales activity.

ENGINEERING AND DEVELOPMENT (E&D) EXPENSE

         E&D expense in the third quarter 2000 decreased $1,117,000, or 41% from the same period last year, to $1,590,000. For the nine months ended September 30, 2000, E&D expense was $4,165,000, representing a 49% decrease from the $8,210,000 of E&D expense recorded in the comparable period last year. These costs by product line are summarized in the following table.

                                               Three Months Ended     Nine Months Ended
                                                 September 30,          September 30,
                                             --------------------    --------------------
                                               2000        1999       2000         1999
                                             --------    --------    --------    --------
                                                             ($ Thousands)
Optical networking equipment                 $ 1,032    $ 1,240      $ 2,932     $ 3,359
CS4                                               --      1,440           --       3,421
DSP products                                     551        218        1,207         664
Video network products and other                   7       (191)          26         766
                                             -------    -------      -------     -------
E & D expense                                $ 1,590    $ 2,707      $ 4,165     $ 8,210
                                             =======    =======      =======     =======

         The decision in 1999 to suspend all development activities related to the CS4 product has resulted in a significant decline in total engineering and development cost during 2000 as compared to 1999. The decline in costs related to optical networking equipment reflects the completion of certain development activities related to that product line. Costs related to DSP products have increased in the 2000 periods due to activities related to the Company's new line of DSP products based on the PowerPC processor.

SELLING AND ADMINISTRATIVE EXPENSE

         Selling and administrative expenses were relatively stable between the third quarter of 2000 and the third quarter of 1999, declining $83,000, or 2%. Likewise for the first nine months of 2000 such expenses declined $499,000 or 5%, as compared to the same period during 1999. The slight declines reflect efforts to reduce administrative and legal expenses, offset by increased sales and marketing costs. Selling and administrative expenses in the third quarter of 1999 include $583,000 related to an increase in the allowance for uncollectible accounts receivable and $200,000 related to the Cadence transaction and financing activities during that period.

OTHER INCOME AND EXPENSE

         Interest expense during the 2000 periods was significantly less than in the same periods of 1999 due to the elimination of essentially all interest bearing debt during the first quarter of 2000. Other income during the 2000 periods includes interest income from the temporary investment of proceeds of the Company's issuance of common stock which occurred in the first quarter of 2000. Also included in the third quarter of 2000 is income of $322,000 which represents the estimated net effect of the settlement of various litigation and claims.

LOSS ON DEBT RETIREMENT

         Pursuant to a restructuring of its debt obligations in August 1999, the Company retired $3,000,000 of notes payable to St. James by issuance of 3,864,271 shares of common stock. This resulted in a beneficial conversion feature in the amount of $1,054,000 which has been accounted for as a loss on debt retirement.

DIVIDENDS ON PREFERRED STOCK

         All of the Company's remaining preferred stock was redeemed as of March 31, 2000. Preferred dividends of $966,000 paid in the first quarter of 2000 represent accrued dividends and a 10% redemption premium on the Company's Series A Preferred Stock. Dividends in the 1999 periods represent dividends on the Company's then outstanding preferred stock, as well as a non-cash amount attributable to the value of beneficial conversion features granted to the holders of certain of that preferred stock. These beneficial conversion features were granted in connection with the settlement of certain disputes with the holders of such preferred stock, which resulted in all preferred stock held by those parties being converted into common stock.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2000 the Company had cash and temporary investments of $11,969,000 and working capital of $23,600,000. For the nine months ended September 30, 2000 earnings before interest, taxes, depreciation and amortization ("EBITDA") was negative $10,635,000. As of September 30, 2000 the Company has no material amounts of funded indebtedness.

         Over the past 12 to 18 months the Company has significantly reduced and stabilized its cost structure. In recent months the Company has taken further steps to reduce its fixed overhead structure by beginning to outsource certain manufacturing and engineering functions. These actions have resulted in a reduction in the Company's personnel headcount by more than 30 full-time employees. While the absolute level of expenditures may vary in the future based on production levels and product development activities, these recent steps, management believes, will result in greater efficiency and more effective utilization of available resources.

         Net cash used in operating activities for the nine months ended September 30, 2000 amounted to $16,712,000. This consisted primarily of the net loss of $13,869,000 offset by depreciation and amortization of $3,556,000, a reduction of accounts payable and accrued liabilities by $672,000 and an increase in inventories of $5,468,000. The increase in inventory was undertaken in order to stockpile certain long lead-time component parts and to begin to accumulate a supply of completed products in order to meet customer demands. In addition, certain customer orders were substantially completed during the third quarter of 2000 but had not been shipped as of September 30, 2000. These orders are expected to ship during the fourth quarter of 2000, which will result in a decrease in inventory balances.

         Investing activities during the nine months ended September 30, 2000 utilized $2,619,000 of cash flow related primarily to capital expenditures for office and engineering test equipment and certain software development costs. During this same period financing activities produced $31,048,000 of cash flow. This positive cash flow resulted from proceeds of $42,642,000 from two private placements of common stock, as well as $6,130,000 of proceeds from the exercise of various stock options and warrants during the period. A portion of these proceeds was utilized to repay $9,654,000 of notes payable and $7,493,000 was used to redeem preferred stock.

         Under the new strategy discussed above, the Company plans to fund the majority of new product development costs with contributions from strategic partners in those products. There can be no assurance that the Company will be successful in attracting such partners or that the amounts contributed will be sufficient to commercially develop such products. In addition the conditions under which such potential partners are willing to participate in these new projects may be on terms which the Company finds unacceptable. If the Company is unable to attract sufficient capital from potential partners, or if capital is available only under terms the Company finds unacceptable, the Company may be required to expend its own capital or to delay or curtail the planned development activities.

         Should the proposed sale of INT not occur or should the Company be required to expend its own funds for product development activities, the Company could need additional capital. Potential sources of such capital include the issuance of debt or equity securities or borrowings from commercial lenders. There can be no assurance, however, that such resources would be available to the Company or would be available in sufficient amounts or under terms which the Company would find acceptable.

RECENT ACCOUNTING PRONOUNCEMENTS

         In March, 2000 the Financial Accounting Standards Board issued Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and is effective July 1, 2000 but certain conclusions in FIN 44 cover specific events if they had occurred after December 15, 1998. FIN 44 provides, in part, that should the terms of an employee stock option be modified after December 15, 1998 in a way which reduces the exercise price of the options, then those options shall be accounted for as variable. In October, 1999 the Company reduced the exercise price of certain outstanding employee stock options to $1.00 per share, from $2.00 per share, and revised the vesting schedule such that the options would vest over a three year period from the date of the re-pricing. Accordingly, beginning July 1, 2000, the effective date of FIN 44, these options will be accounted for as variable on a prospective basis. To the extent the market price of the Company's common stock is greater than $2.31 per share, the market price of the stock at July 1, 2000, such excess times the number of shares subject to such accounting treatment shall be accounted for as compensation expense over the remaining vesting period of the options. As of July 1, 2000 options for approximately 1,300,000 shares are subject to such treatment. On September 30, 2000 the price of the Company's common stock was less than $2.31 per share. Accordingly, there is no effect from this accounting treatment.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company invests its excess cash in a professionally managed institutional money market fund. The primary investments of this fund are high quality, short-term money market instruments such as commercial paper, bank obligations and deposit notes. All investments are denominated in U.S. dollars. As of September 30, 2000 approximately $12,300,000 was invested in this fund. The return on these investments is dependent in large part on general interest rate conditions in the United States. Based on the investment level as of September 30, 2000, a 100 basis point change in the average return from this fund would result in a change in the Company's interest income in the amount of approximately $31,000 per quarter.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         In June 2000 Savage Arms Inc. ("Savage") filed suit against the Company in Superior Court in Hampton County, Massachusetts seeking reimbursement from the Company of approximately $1,100,000 related to a settlement of various product liability claims between Savage and Emhart Industries, Inc. These matters have previously been referred to by the Company as the "Emhart litigation." The Company is currently negotiating a settlement of this matter. The Company believes that it has recorded a provision in its financial statements sufficient to cover any such settlement.

         In July 2000 the Company was served with a lawsuit in a case styled St. James Capital Partners, L.P. and SJMB, L.P. v. Intelect Communications, Inc. filed in state district court in Harris County, Texas. As has been previously disclosed, the Company and St. James Capital Partners, L.P. ("SJCP") and SJMB, L.P. ("SJMB")(SJCP and SJMB collectively "St. James") are in disagreement as to the operation of the anti-dilution provisions in warrants which the Company issued to St. James. The dispute in question relates to warrants originally issued to St. James in April 1998 at an exercise price of $7.50 per share to purchase an aggregate of 1.5 million shares, and an additional 535,000 shares issued to them in January 1999 at an exercise price of $3.20 per share. St. James has petitioned the court for declaratory relief, among other claims, to require the Company to acknowledge that St. James is entitled to a re-set of the exercise price on each of the warrants to a price of $0.561 per share and would be entitled to an aggregate of approximately 25 million shares to be issued upon exercise of such warrants.

         In September 2000 the Company filed suit against St. James in state district court in Dallas County, Texas for breach of contract and seeking the return of the stock of the Company's material subsidiaries which was being held as collateral by St. James. Also in 2000 the Company filed suit against St. James and certain individuals in U.S. District Court for the Northern District of Texas seeking the disgorgement of short-swing profits pursuant to section 16(b) of the Securities Exchange Act of 1934.

         The Company and St. James have entered into an agreement, the closing of which is subject to certain conditions, which will fully resolve the above disputes with St. James. Upon the closing, St. James and the Company will release one another from all obligations and liabilities related to financing previously entered into by the parties and St. James will deliver to the Company certain collateral and all warrants currently held by it. The Company will deliver to St. James redeemable warrants in recognition of the anti-dilution provisions of the warrants currently held by St. James. Warrants for 4,300,000 shares will be exercisable immediately, have an exercise price of $0.75 per share and expire June 30, 2002. Warrants for an additional 7,600,000 shares will be exercisable beginning April 15, 2001, have an exercise price of $0.75 per share and expire September 30, 2002. Warrants for a further 7,600,000 shares will be exercisable beginning October 15, 2001, have an exercise price of $0.75 per share and expire September 30, 2002. All of the warrants will be redeemable by the Company at a rate of $6.75 per share. The Company and St. James are negotiating definitive documentation and releases in connection with the agreement. No assurances can be given as to the timing of the closing.

ITEM 5 - OTHER INFORMATION

         See Part 1 - Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations for the Period Ended September 30, 2000" for a discussion of the proposed sale of the Company's subsidiary, INT, and a strategic repositioning of the Company's business focus.

ITEM 6 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         A. The Financial Statements and Financial Statement Schedules filed as part of this report are listed and indexed on Page 1. Schedules other than those listed in the index have been omitted because they are not applicable or the required information has been included elsewhere in this report.

         B.  Listed below are all Exhibits filed as part of this report.

Exhibit No.         Exhibit
----------          --------
27                  Financial Data Schedule

         C. The Company has not filed any report on Form 8-K during the period covered by this Report.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          INTELECT COMMUNICATIONS, INC.
                                  (Registrant)



  Date:    November 14, 2000          By:    /s/ ROBERT P. CAPPS
                                             --------------------------------------------
                                             Robert P. Capps
                                             Chief Financial Officer
                                             (Principal Financial and Accounting Officer)




   Date:   November 14, 2000          By:    /s/ HERMAN M. FRIETSCH
                                             --------------------------------------------
                                             Herman M. Frietsch
                                             Chairman of the Board and Chief Executive Officer
                                             (Principal Executive Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
 27            Financial Data Schedule