Form 10-K
period 2000-12-31
TERAFORCE TECHNOLOGY CORP
filed 2001-04-02
CIK 316672

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                              --------------------

                                   FORM 10 - K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 2000

                         Commission File Number 0-11630

                              --------------------

                        TERAFORCE TECHNOLOGY CORPORATION
                    (FORMERLY INTELECT COMMUNICATIONS, INC.)
             (Exact Name of Registrant as Specified in Its Charter)

          DELAWARE                                              76-0471342
(State or Other Jurisdiction of                              (I.R.S. Employer
Incorporation or Organization)                              Identification No.)

                       1240 E. CAMPBELL, RICHARDSON, TEXAS
                                      75081
              (Address of Principal Executive Offices and Zip Code)

                                  469-330-4960
              (Registrant's Telephone Number, Including Area Code)

                      ------------------------------------

           Securities Registered Pursuant to Section 12 (b) of the Act
                                      NONE

           Securities Registered Pursuant to Section 12 (g) of the Act
                     COMMON STOCK PAR VALUE $0.01 PER SHARE
                                (Title of Class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $32,287,000 as of March 16, 2001 (based upon the average of the highest bid and lowest asked prices on such date as reported on the Nasdaq SmallCap Market). All directors, officers and 5% or greater shareholders are presumed to be affiliates for purposes of this calculation.

There were 86,098,850 shares of Common Stock outstanding as of March 16, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after the end of the fiscal year (December 31, 2000) are incorporated by reference in items 10, 11, 12 and 13 of PART III hereof.

                                     PART I

ITEM 1 - BUSINESS

FORWARD LOOKING STATEMENT

            This Annual Report on Form 10-K contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward looking statements include information about possible or assumed future results of our operations. Also, when we use any of the words "believes," "expects," "intends," "anticipates," or similar expressions, we are making forward looking statements. Examples of types of forward looking statements include statements on future levels of net revenue and cash flow, new product development and strategic plans. The forward looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, the forward looking statements. Factors that might cause such a difference include, but are not limited to, those relating to: general economic conditions in the markets in which the Company operates; the ability of the Company to execute its change in strategic direction, success in the development and market acceptance of new and existing products; dependence on suppliers, third party manufacturers and channels of distribution; customer and product concentration; fluctuations in customer demand; the ability to obtain and maintain access to external sources of capital; the ability to execute management's margin improvement and cost control plans; overall management of the Company's expansion; and other risk factors detailed from time to time in the Company's filings with the Securities and Exchange Commission.

THE COMPANY

            The name of the Company was changed to TeraForce Technology Corporation ("the Company") on January 30, 2001, upon approval by its stockholders, from Intelect Communications, Inc. The Company was incorporated in Delaware on May 23, 1995. Its predecessor, Intelect Communications Systems Limited ("Intelect (Bermuda)") was incorporated under the laws of Bermuda in April 1980 and operated under the name Coastal International, Ltd. until September 1985 and as Challenger International Ltd. until December 1995. On December 4, 1997, the shareholders of Intelect (Bermuda) approved a merger proposal, the principal effect of which was to change the domicile of Intelect (Bermuda) so that it became a publicly traded, United States-domiciled, Delaware corporation. The effect of the merger was that the shareholders of Intelect (Bermuda) became shareholders of the Company with the Company becoming the publicly traded company. In addition, the Company became the holding company for Intelect (Bermuda) and replaced Intelect (Bermuda) as the holding company for its subsidiaries. The merger was effected on December 4, 1997.

OVERVIEW

            The change in the Company's name to TeraForce Technology Corporation reflects a change in the Company's strategic direction and underlying business model which was announced in November 2000. Under this new strategy the Company intends to leverage its technological expertise in the convergence of telecommunications and computing to develop and commercialize leading edge technologies.

            Key to this strategy is the Company's existing patent portfolio, other intellectual property previously developed by the Company and the Company's wholly-owned subsidiary, DNA Enterprises, Inc. ("DNA"). The Company believes DNA is uniquely positioned to monitor and participate in the continuing advancement of technology in telecommunications and computing.

DNA is a 20-year old engineering design services organization and is located in Richardson, Texas, which contains one of the largest concentrations of telecommunications equipment-related companies in the world. DNA provides high-end engineering services to established companies and start-up organizations, and has been involved in the development of many commercially successful products in the areas of telecommunications and computing.

            Concurrent with the launching of the new business strategy, the Company has organized the digital signal processor ("DSP") products business previously developed and conducted within DNA into a new wholly-owned subsidiary, DNA Computing Solutions, Inc. ("DCS"). The nature and anticipated growth of this business warrants the establishment of a dedicated organization and infrastructure.

            An integral aspect of the Company's business strategy is the development of new technologies and products and the manner in which this will be accomplished. The Company expects to identify new opportunities in the areas of telecommunications and computing. Under its business model the Company intends to provide management, seed capital, core technology, by development resources and operational infrastructure in the initial stages of product development, leveraging the experience and expertise found within DNA. Such initiatives will be launched within special-purpose subsidiaries in order to provide a "pure play" opportunity related to the product or technology under development. At early stages of the development process the Company anticipates attracting strategic investors into the opportunity. It is anticipated that these investors will include early adopter customers, potential market channels, technology partners as well as financial investors. The majority of development costs would be funded by these strategic investors, in return for an equity participation in the special purpose entity. It is also expected that portions of the equity of these entities will be made available to help attract and retain key employees and other important contributors. The ultimate goal of the Company is to build equity value in the interest it retains in these projects and realize that value through a spin-off, initial public offering, sale or other exit transaction involving the subsidiary. The first initiative to be launched under this model is the Aegean product line of optical networking products.

            The Company anticipates identifying and developing additional products in the areas of telecommunications and computing. These new products will likely leverage the Company's knowledge and expertise in areas such as high-density computing and telecommunications systems.

            The Company's optical networking products business has historically been conducted by its wholly-owned subsidiary, Intelect Network Technologies Company ("INT"), which manufactures and markets the OmniLynx product line. Entering 2000 one of the primary target markets for OmniLynx was second, third and fourth tier competitive local exchange carriers, or "CLEC." With the dramatic changes which have occurred in the market place over the course of 2000, the Company reassessed this business and determined that the OmniLynx product line's long-term strategic value was not as great as that of the Company's other business opportunities. Accordingly, the Company determined to sell INT or substantially all of its assets. In late 2000 and early 2001 the Company substantially completed negotiations for the sale of substantially all of the assets of INT related to the OmniLynx product line to EuroTelecom Communications, Inc. ("EuroTelecom"), a company with the majority of its operations in the United Kingdom. Due to financial difficulties which developed within EuroTelecom, in February, 2001 the Company terminated further discussions with EuroTelecom. Subsequent to the termination of the proposed transaction with EuroTelecom the Company has significantly curtailed the operations of INT and has notified the majority of INT's employees that their employment will terminate on April 27, 2001. In the meantime the Company is seeking alternative transactions for the operations or assets of INT. There can be no assurance, however, that an alternative transaction can be arranged. Therefore the Company has evaluated the net realizable value of the assets of INT assuming that no alternative transaction is completed ( See Note 3 of the

Notes to Consolidated Financial Statements - included in Item 8. - "Financial Statements and Supplementary Data.")

PRODUCTS, TECHNOLOGIES AND SERVICES

Engineering Design Services

            The Company's engineering design services business is conducted through DNA, which was founded in 1981 and acquired by the Company in 1996. Through DNA the Company provides advanced product and system design and development services for a variety of clients primarily in the telecommunications industry. DNA is located in Richardson, Texas in an area known as the Telecom Corridor(C), which has one of the highest concentrations of telecommunications related companies in the world. DNA provides these services to established companies as well as start-up organizations. Services are generally provided on a time and material basis based on hourly or weekly rates, with the customer retaining all rights to the developed intellectual property ("IP"). However, on occasion the Company may enter into arrangements whereby it retains an interest in the related IP or in the resulting product.

            DNA's staff of engineers possesses a broad range of skills and experience across hardware, software, systems engineering and digital signal processing. In addition to design services DNA also provides services related to prototype development and initial production of new products, such as procurement and manufacturing management.

Digital Signal Processing ("DSP") Products

            The Company's DSP Products business was initially developed within DNA beginning in 1996. Effective January 1, 2001 this business began operations within DCS. DCS designs, produces and sells board-level products that deliver high performance computing capabilities for embedded applications in the military/aerospace, industrial and commercial market segments. Products include multiprocessor VME and PCI boards based on Texas Instruments digital signal processors and a new line of products launched in 2000. The new products line includes single, dual and quad processor VME boards based on the Power PC(C) line of RISC processors produced by Motorola and IBM. The Power PC(C) based products are available in MPC and G4 versions. As of February 28, 2001 the backlog of orders for DSP products was approximately $1,760,000; at February 28, 2000 the backlog was approximately $1,230,000.

Optical Networking Products

            The Company has identified a new generation of optical networking equipment, referred to as Aegean, which it anticipates developing under the new business strategy discussed above. The Aegean product line is an advanced optical networking solution targeted at the metropolitan area network and can be generally described as a Multi-Service Delivery Platform or ("MSDP"). It is designed to span the needs of both metro and access markets and is aimed at the service delivery needs of incumbent local exchange carriers ("ILEC"), interexchange carriers "IXC") and the new class of network operators emerging from the energy industry and elsewhere.

            The Company has performed market analysis, developed a detailed systems architecture, put the initial development team in place and prepared development schedules and budgets. The Company is now actively seeking additional strategic contributors and investors in Aegean in order to commence full scale development activities. Consistent with the Company's new business strategy, the targeted investors include potential customers, market channels and other technology companies, as well as financial investors. The Company estimates it will require approximately $20 million of outside investment to complete the first stage of the development process, which includes production of a product prototype. The Company does not expect to complete this stage, nor for Aegean to produce revenue, in 2001.

            Historically the Company's optical networking business has been conducted by INT, which was acquired by the Company in 1995. The INT product line is marketed under the name OmniLynx. Earlier versions of this same product line were marketed under the names SonetLynx(C) and FibreTrax(C). The OmniLynx product line, in addition to providing add-drop multiplexing, provides the functions of traditional networking equipment such as bridges, channel banks, routers and video matrix switches. The product was originally designed and optimized for deployment in purpose-built, or private networks. OmniLynx has been widely deployed with over 4,000 nodes installed throughout the world in intelligent transportation systems, pipeline projects and cellular telephone networks.

            Beginning in 1999 the Company undertook to modify and optimize the product for application in public telecommunications networks and in January 2000 began to market OmniLynx for deployment in new public telecommunications networks being built by CLECs. Although the product met with some early success in this new market area, subsequently there was limited acceptance, due in part, the Company believes, to the nature of the networks being built by the Company's primary target customers, small to medium CLECs, and the financial instability and uncertainty which developed for such businesses during the second half of 2000. Accordingly, the Company concluded late in 2000 to dispose of the OmniLynx product line and focus its resources in other business areas.

            As discussed above, the Company is significantly reducing the operations of INT and is seeking transactions for the sale of all or a part of assets related to the OmniLynx product line.

Other Products

            During 1999 the Company completed early stage engineering and development activities related to the CS4 Intelligent Services Platform, an integrated enhanced network server for the telecommunications industry, and completed a beta test of the product. Due to severe shortages of capital during the last half of 1999 the Company ceased further development activities related to the CS4. The Company has subsequently explored options for further development of this product in cooperation with other entities. However, no such arrangements have been reached to date.

            During 1999 the Company made the decision to de-emphasize its LANscape video conferencing product and in 2000 stopped offering the product.

            See Item 7- "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of research and development expenditures over the past three years. See Note 15 of the Notes to Consolidated Financial Statements for information regarding revenue and profits by segment and geographic region.

MARKETS AND CUSTOMERS

Engineering Design Services

            The Company's engineering services are employed by clients that span the spectrum from start-up ventures seeking to launch new products to large multi-national corporations looking to access key know-how for extending current product lines or introducing new products/services. The products the Company develops range from compact circuit boards to multi-board systems that address the consumer, commercial, industrial, and defense market sectors. DNA provides expertise that the customer may not have internally or design capacity beyond the customer's staffing levels. The Company markets its services directly to prospects worldwide. Principal customers for the Company's services include board manufacturers, telecommunications equipment vendors, semiconductor suppliers, and communications service providers. During 2000 one customer accounted for 18% of consolidated net revenue.

DSP Products

            The Company's original line of DSP products is sold primarily through channel partners. One such channel partner accounted for 13% of consolidated net revenue during 2000. The Company's new line of PowerPC based products is sold through a network of manufacturers representatives and a small internal sales organization. All of these products are utilized for applications in the military/aerospace commercial-off-the-shelf ("COTS") market by prime contractors such as Raytheon, Texas Instruments and Lockheed-Martin. In addition, they are deployed in telecommunications, instrumentation, industrial control and imaging applications.

Optical Networking Products

            The primary targeted markets for the Aegean product are ILECs, IXCs and newer classes of network operators currently emerging. The Aegean product has not produced any revenues to date.

            The primary market for the OmniLynx product line has been purpose-built networks such as highway control systems and pipeline networks. Sales have been made by direct sales staff to network integrators, who design and install networks. During 2000 one such customer accounted for 18% of consolidated net revenue.

COMPETITION

            The market for the Company's products and services is intensely competitive and rapidly changing. The Company competes, or may in the future compete, directly or indirectly for customers with companies such as Lucent Technologies Corp., Northern Telecom, Ltd., Cisco Systems, and Alcatel. Some of these competitors may also be customers of the Company from time to time.

            The Company believes that the principal competitive factors affecting the markets for its products and services include effectiveness, scope of product offerings, technical features, ease of use, reliability, customer service and support, distribution channels and price. Most competitors are better capitalized and have greater design, engineering, sales and product support resources than the Company and, accordingly, may have a competitive advantage in product development and selling.

MANUFACTURING

            The Company's OmniLynx product line is assembled and tested in the Company's own manufacturing facility. Beginning in 2000 the Company began to outsource a significant portion of the manufacturing process to third parties. The Company's DSP products are manufactured by third parties and delivered to the Company for testing and delivery to customers.

            Raw materials are primarily electronic components available from multiple sources. Certain sole source components, such as processors and memory chips, are not generally considered a vulnerability because they are reliably supplied by large companies. The Company has an ongoing program to reduce its exposure to limited source components where possible.

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

            The Company relies on a combination of patent, copyright, trademark and trade secret laws, and confidentiality procedures to protect its proprietary rights. The Company currently has six United States patents relating to telecommunications technology and has 35 currently pending patents relating to telecommunications and computing technology. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection.

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

            In common with many companies in the telecommunications industry, the Company has received notices that it may be infringing on certain intellectual property rights of others. These claims have been defended with advice of counsel and certain defenses are ongoing. In connection with such claims or actions asserted against the Company, the Company may seek to obtain a license under a third party's intellectual property rights, if necessary. There can be no assurance, however, that a license will be available under reasonable terms or at all. In addition, the Company could decide to litigate such claims, which could be expensive and time consuming and which could have a material adverse effect on the Company's business, financial condition or results of operations.

EMPLOYEES

            The Company had 194 full-time employees at December 31, 2000, of which 70 were engaged in engineering and development, 37 were engaged in sales, marketing, and customer support, 50 were engaged in manufacturing operations, and 37 were engaged in administration and finance. None of the Company's employees are represented by a labor union. The Company has experienced no material work stoppages and believes its relations with its employees to be good. In February 2001, the Company notified approximately 60 employees of INT that their positions would be eliminated effective April 27, 2001.

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

            In addition, the Company's business and operating results may also be adversely affected by the imposition of certain tariffs, duties and other import restrictions on components that the Company obtains from non-domestic suppliers or by the imposition of export restrictions on products that the Company sells internationally. The governments of many other countries actively promote and create competition in the telecommunications industry. The Company does not believe it has material exposure to environmental laws. Changes in current or future laws or regulations, in the United States or elsewhere, could materially and adversely affect the Company's business and results of operations.

RISK FACTORS

            In addition to the other information in this Annual Report on Form 10-K, the following are risk factors that should be considered in evaluating the Company and an investment in the Company's common stock (the "Common Stock"). The trading price of the Common Stock could decline due to any of these risks, and investors in the Common Stock could lose all or part of their investment.

            A Number of Factors Could Cause Operating Results to Fluctuate Significantly.

            The Company's operations have been, and will continue to be, affected by a wide variety of factors, many of which are outside its control. These factors include, but are not limited to, adequacy of supplies for key components and assemblies, product feature component mix and the ability to introduce new technologies and features ahead of competitors, the timing and size of the orders received from customers, the Company's ability to efficiently produce and ship orders promptly on a price-competitive basis, introductions or announcements of new products by competitors, and the ability to implement the new business strategy it has recently implemented.

            The Common Stock Is Subject to Price Volatility and May Be De-listed from the Nasdaq SmallCap Market.

            The price of the Common Stock is volatile. Fluctuations in operating results, such as revenues or operating results being below the expectations of public market analysts and investors, may cause additional volatility in the price of the Common Stock. In such event, the market price of the Common Stock could decline significantly. A significant decline in the market price of the Common Stock could result in litigation which could also result in increased costs and a diversion of management's attention and resources from operations.

            The Common Stock currently has a bid price below $1.00 per share and is therefore subject to de-listing from the Nasdaq SmallCap Market. If the Common Stock is de-listed it may be eligible for inclusion in the OTC Bulletin Board operating by Nasdaq. This market generally has less liquidity than the Nasdaq SmallCap Market and certain institutional investors are precluded from buying stock in this market. Therefore, the price and average trading volume of the Common Stock could decline. There can be no assurance that the Company's investors will be able to sell the Common Stock at prices and times that are desirable.

            The Company Has Incurred Significant Losses in the Past and Is Not Profitable.

            The Company is not profitable. Over the past three years the Company has incurred net losses of $29,572,000, $29,589,000 and $43,138,000, respectively. These losses have been founded from borrowings under credit facilities and sales of common and preferred stock. It is not certain when the Company will become profitable. The ability to become profitable will depend, in part on the Company's ability to increase net revenue from its design services business and from sales of DSP products. In addition, it will depend on the reduction or elimination of costs related to the OmniLynx product line. If cash needs exceed available resources there can be no assurance that additional capital will be available through public or private equity or debt financing.

            The Company May Need Additional Financing for Its New Products and Business Strategy Which It May Not Be Able to Attain.

            The Company's ability to develop new products and pursue its new business strategy is dependent on the availability of outside financing. The Company intends to seek to obtain such financing by offering equity participation in new product initiatives to strategic and financial investors. This is a new method of financing for the Company and there can be no assurance that it will be successful in attracting sufficient outside investment in new product initiatives.

            The Company May Not Be Able To Successfully Complete Development and Achieve Commercial Acceptance of Its New Products.

            The Company intends to continue the development of additional products, such as the Aegean line of optical networking products, that are consistent with its new business strategy. The development of these products, from laboratory prototype to customer trials, and subsequently to general availability involves a number of steps, including:

            o completion of product development;

            o the qualification and multiple sourcing of critical components;

            o validation of manufacturing methods and processes;

            o extensive quality assurance and reliability testing, and staffing of testing infrastructure;

            o validation of embedded software;

            o establishment of systems integration and systems test validation requirements; and

            o identification and qualification of component suppliers.

            Each of these steps in turn presents serious risks of failure, rework or delay, any one of which could decrease the speed and scope of product introduction and marketplace acceptance of the product. In addition, unexpected intellectual property disputes, failure of critical design elements, and a host of other execution disks may delay or even prevent the introduction of these products. If the Company does not develop and successfully introduce these products in a timely manner, its business, financial condition and results of operations would be harmed.

            Additionally, the markets for the Company's new product lines may be undeveloped. The commercial acceptance of these types of products may be uncertain. The Company cannot assure you that the sales and marketing efforts for these products will be successful. If the markets for these products do not develop or the products are not accepted by the market, the Company's business, financial condition and results of operations would suffer.

            The Company Is a Party to Lawsuits and May Be Subject to Other Contingent Liabilities.

            The Company may be subject to significant contingent liabilities. In connection with the sale of former operations, the Company agreed to indemnify the purchaser of those operations for losses which may arise in connection with product liability claims. During 2000 the Company settled one such claim resulting in a cash payment by the Company of approximately $1,100,000 over a period of two years. Another of these liabilities involves a fire arm product liability lawsuit which one defendant settled for $5,000,000. That defendant has asserted third party liability claims against the purchaser for the amount of the settlement plus attorney's fees and related costs. The Company may be responsible for any recovery against the purchaser in this proceeding. Based on information available to date, it is impossible to predict the outcome of this matter; however an adverse outcome could materially affect its financial condition and results of operations.

            The Company's Failure to Quickly Adopt to Rapidly Changing Competitive and Economic Conditions Could Have a Material Adverse Effect on Its Business and Results of Operations.

            The Company operates in a rapidly changing competitive and economic environment. The telecommunications and computing equipment market is constantly undergoing rapid competitive and economic changes, the full scope and nature of which is difficult to predict. Industry consolidation among competitors may increase the number of competitors with greater financial resources, enabling them to reduce their prices. his would require the Company to reduce the prices of its products or risk losing market share. Moreover, the Company believes that technological and regulatory change will continue to attract new entrants to the market in which it competes.

            The Company Has a Limited Customer Base.

            The Company relies on a limited number of customers for a substantial portion of its revenues. f one or more significant customers were lost, or these customers' need for the Company's products and services were to decrease, the Company's revenues and net income could decline.

            The Company Must Attract, Retain and Motivate Key Technical and Management Personnel in a Competitive Market in Order to Sustain and Grow Its Business.

            The Company's success depends to a significant extent upon key technical and management employees. Competition for highly qualified employees is intense and the process of locating key technical and management personnel with the required combination of skills and attributes is often lengthy and expensive. This competition is particularly intense in North Texas, where there is a high concentration of established and emerging growth technology companies. There can be no assurance that the Company will be successful in retaining its existing key personnel or in attracting and retaining the additional employees it may require. The Company must continue to recruit, train, assimilate, motivate, and retain qualified managers and employees to manage its operations effectively; otherwise its results of operations could be significantly adversely affected.

            The Company is Subject to Various Regulations and Industry
Standards.

            The communications and computing industries are subject to numerous and changing regulations and industry standards, including standards and regulations imposed by the Federal Communications Commission and other governmental authorities. If the Company's products do not meet these regulations or are not compatible with these standards, its ability to sell products and offer services could be seriously harmed.

            The Company May Be Unable to Secure Necessary Components and Support Because It Depends Upon a Limited Number of Third-Party Manufacturers and Support Organizations.

            Certain components used in the Company's products are only available from a single source or limited number of vendors. Some of the sole source and limited source vendors are companies who, from time to time, allocate parts to telecommunications and computing equipment manufacturers due to market demand for components and equipment. Especially in recent times in a worldwide telecommunications market expansion, many component suppliers have placed critical components on worldwide allocation. Many of the Company's competitors are much larger and may be able to obtain priority allocations from these shared vendors, thereby limiting or making unreliable its sources of supply for these components. If the Company is unable to obtain sufficient supply from alternative sources, reduced supplies and higher prices of components will significantly limit its ability to meet scheduled product deliveries to customers, which would seriously harm its business and results of operations.

            The Failure to Develop and Introduce New Products That Meet Changing Customer Requirements and Address Technological Advances Would Limit the Company's Ability to Sell Its Products and Services.

            New product development often requires long-term forecasting of market trends, and development and implementation of new technologies. If the Company fails or is late to respond to new technological developments, market acceptance of its products may be significantly reduced or delayed. The telecommunications and computing equipment market is characterized by rapidly changing technology, evolving industry standards, changes in end user requirements, and frequent new product introductions and enhancements. The introduction of products embodying new technologies or the emergence of new industry standards can render existing products obsolete or unmarketable.

            Product Performance Problems Could Limit Sales Prospects.

            The production of new products and services with high technology content involves occasional problems as the technology and manufacturing methods mature. If significant reliability, quality or network monitoring problems develop, including those due to faulty components, a number of negative effects on the Company's business could result, including:

            o costs associated with reworking the manufacturing processes;

            o high service and warranty expenses;

            o high inventory obsolescence expense;

            o high levels of product returns;

            o delays in collecting accounts receivable;

            o reduced orders from existing customers; and

            o declining interest from potential customers.

            Although the Company maintains accruals for product warranties, actual costs could exceed these amounts. From time to time, there will be interruptions or delays in the activation of products at a customer's site. These interruptions or delays may result from product performance problems or from aspects of the installation and activation activities, some of which are outside the control of the Company. If the Company experiences significant interruptions or delays that cannot be promptly resolved, confidence in its products could be undermined, which could have a material adverse effect on operations.

            The Company's Failure to Protect Its Intellectual Property Will Adversely Affect Its Ability to Compete in the Industry and the Profitability of Its Operations.

            The Company attempts to protect its technology through a combination of copyrights, trade secret laws, contractual obligations, and patents. These intellectual property protection measures may not be sufficient to prevent wrongful misappropriation of the Company's technology nor will they prevent competitors from independently developing technologies that are substantially equivalent or superior to its technology. The laws of many foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. Failure to protect proprietary information could result in, among other things, loss of competitive advantage, loss of customer orders and decreased revenues. Furthermore, policing the unauthorized use of the Company's products is difficult. Litigation may be necessary in the future to enforce the Company's intellectual property rights. This litigation could result in substantial costs and diversion of resources and may not ultimately be successful.

            The Company May Be Subject to Intellectual Property Infringement Claims That Are Costly to Defend and Could Limit Its Ability to Use Some Technologies in the Future.

            Like other participants in the industry, the Company expects that it will continue to be subject to infringement claims and other intellectual property disputes as competition in the marketplace continues to intensify. In the future, the Company may be subject to litigation and may be required to defend against claimed infringements of the rights of others or to determine the scope and validity of the proprietary rights of others. Any such litigation could be costly and divert management's attention from operations. Adverse determinations in such litigation could result in the loss of the Company's proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties, or prevent manufacturing or sale of the Company's products. Furthermore, there can be no assurance that any necessary licenses will be available on reasonable terms. Any one of these results could seriously harm the Company's business and results of operations.

ITEM 2 - PROPERTIES

            All of the Company's facilities are leased. The facilities are in Richardson, Texas. The Company's principal operations are serviced from three leased facilities in Richardson, Texas, (comprising approximately 104,000 square feet), which the Company believes to be suitable for its operations as currently conducted. These facilities include manufacturing, engineering, sales, marketing, and administrative offices. All of the Company's manufacturing operations are located in a 28,000 square foot Richardson, Texas facility. With the curtailment of the operations of INT, the Company believes that one facility with approximately 25,000 square feet of space will not be required for ongoing operations. The Company is currently seeking a sublease of this space which has a remaining lease term through July 2, 2004.

ITEM 3 - LEGAL PROCEEDINGS

            The Company is involved in various legal proceedings and claims arising in the ordinary course of business.

            Cadence Lawsuit. In July, 1999 the Company negotiated the sale of a portion of its engineering design services operations conducted by DNA. The agreement with Cadence Design Systems, Inc. ("Cadence") provided for a purchase price of $15.0 million in cash. The Company believes Cadence and the Company signed and delivered an asset purchase agreement to consummate the transaction. The transaction was scheduled to close on July 23, 1999. Despite the Company having, to the best of its knowledge, met all conditions to closing, Cadence failed to close the transaction. Therefore, the Company believes Cadence breached the agreement which had been reached between the parties. The Company has filed suit in state district court of Dallas County, Texas to recover damages, alleging breach of contract, fraud, breach of fiduciary duty and negligent misrepresentation by Cadence. The Company has amended its original complaint to indicate that, based on the opinion of the Company's witness regarding damages, aggregate damages to the Company and DNA exceed $100 million. The trial in this matter is currently scheduled for October, 2001. The ultimate outcome of this matter cannot be determined at this time.

            Shareholder Class Action. A shareholders class action lawsuit was filed in the U. S. District Court for the Northern District of Texas purported to have been filed on behalf of all persons and entities who purchased the Company's common stock during the period between February 24, 1998 and November 17, 1998. The named defendants include the Company and certain former and present officers and directors of the Company. The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making false and misleading statements concerning the Company's reported financial results during the period, primarily relating to revenue recognition, asset impairment and capitalization issues. The plaintiffs seek monetary damages, interest, costs and expenses. The Company intends to defend the suit vigorously in all aspects. No trial date has been set and discovery has not yet commenced for this matter.

            St. James Lawsuits. In July 2000 the Company was served with a lawsuit in a case styled St. James Capital Partners, L.P. and SJMB, L.P. v. Intelect Communications, Inc. filed in state district court in Harris County, Texas. The Company and St. James Capital Partners, L.P. ("SJCP") and SJMB, L.P. ("SJMB")(SJCP and SJMB collectively "St. James") were in disagreement as to the operation of the anti-dilution provisions in warrants which the Company had issued to St. James. The dispute in question relates to warrants originally issued to St. James in April 1998 at an exercise price of $7.50 per share to purchase an aggregate of 1.5 million shares, and an additional 535,000 shares issued to them in January 1999 at an exercise price of $3.20 per share. St. James petitioned the court for declaratory relief, among other claims, to require the Company to acknowledge that St. James was entitled to a re-set of the exercise price on each of the warrants to a price of $0.561 per share and would be entitled to an aggregate of approximately 25 million shares to be issued upon exercise of such warrants.

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

            The Company and St. James entered into an agreement, which fully resolved the above disputes with St. James. Pursuant to the agreement St. James and the Company released one another from all obligations and liabilities related to financing previously entered into by the parties and St. James delivered to the Company certain collateral and all warrants currently held by it. The Company delivered to St. James redeemable warrants in recognition of the anti-dilution provisions of the warrants currently held by St. James. Warrants for 4,300,000 shares are exercisable immediately, have an exercise price of $0.75 per share and expire June 30, 2002. Warrants for an additional 7,600,000 shares are exercisable beginning April 15, 2001, have an exercise price of $0.75 per share and expire September 30, 2002. Warrants for a further 7,600,000 shares will be exercisable beginning October 15, 2001, have an exercise price of $0.75 per share and expire September 30, 2002. All of the warrants will be redeemable by the Company at a price of $6.75 per share.

            Savage Matters. The Company is contingently liable for certain potential liabilities related to its discontinued operations. Specifically, under a stock purchase agreement dated October 3, 1995 ("1995 Agreement"), the Company agreed to indemnify Savage Sports Corporation, the purchaser of the Company's subsidiary, Savage Arms, Inc. (a manufacturer of sporting bolt action rifles) ("Savage"), for certain product liability, environmental clean-up costs and other contractual liabilities, including certain asserted successor liability claims. One of the liabilities assumed involves a firearms product liability lawsuit filed in Alaska Superior Court (the "Taylor litigation"). The Company is informed that a defendant in the Taylor litigation, Western Auto Supply Co., settled the lawsuit for $5 million and, in turn, has asserted a third-party claim against Savage for indemnification in the amount of the settlement plus attorneys' fees and related costs. Savage has asserted defenses to the claims and the Company believes additional defenses may be available. Based on the information available to date, it is impossible to predict the outcome of this litigation or to assess the probability of any verdict.

            In June 2000 Savage filed suit against the Company in Superior Court in Hampton County, Massachusetts seeking reimbursement from the Company of various amounts related to a settlement of various product liability claims between Savage and Emhart Industries, Inc. In January 2001 the Company and Savage entered into a settlement agreement disposing of this litigation. Pursuant to the agreement the Company agreed to pay Savage approximately $1.1 million over two years, including approximately $600,000 upon the signing of the agreement, and agreed to contribute towards the annual cost of product liability insurance which covers any future claims.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None

                                     PART II

ITEM 5 - MARKETS FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

            The common stock of the Company is traded on the Nasdaq SmallCap Market under the symbol "TERA." On January 30, 2001, concurrent with the change in its name to TeraForce Technology Corporation from Intelect Communications, Inc., the Company's trading symbol changed to "TERA" from "ICOM." Prior to January 30, 2001, the Company's stock traded under the "ICOM" symbol. The high and low bid prices for the Company's common stock for each full quarter of the last two fiscal years, as reported on Nasdaq, are as follows (these prices are inter-dealer prices, without mark-up, mark-down or commission included and may not necessarily represent actual transactions):

Quarter period ended:                                     High            Low
---------------------                                  ----------     ----------
March 31, 1999                                              2.469          1.000
June 30, 1999                                               1.906          0.719
September 30, 1999                                          1.969          0.750
December 31, 1999                                           1.938          0.625
March 31, 2000                                             10.438          1.375
June 30, 2000                                               5.563          1.750
September 30, 2000                                          2.656          1.125
December 31, 2000                                           1.719          0.313

            In January 2001 the Company received notice from The Nasdaq Stock Market, Inc. ("Nasdaq") that the Company's common stock failed to maintain a minimum bid price of at least $1.00 over the prior 30 day period as required by Nasdaq marketplace rules. Pursuant to the notice the Company has been provided 90 days, or until April 2, 2001, to regain compliance with this rule. If at any time prior to April 2, 2001 the bid price for the Company's common stock is at least $1.00 for ten consecutive trading days, the staff of Nasdaq will determine if the Company complies with the rule. As of the date of the filing of this Annual Report on Form 10-K, the Company does not anticipate demonstrating compliance with this rule based on the trading price of its common stock over the past 90 days. If the Company is unable to demonstrate compliance with the rule by April 2, 2001, the Company's common stock will be subject to de-listing from the Nasdaq SmallCap Market. Any such determination at that time may be appealed by the Company to a Nasdaq Listing Qualifications Listing Panel. The Company does intend to appeal any such determination of delisting; however, there can be no assurance of the outcome of the appeal process. If the Company's common stock is de-listed from the Nasdaq SmallCap Market, it may be eligible for inclusion in the OTC Bulletin Board operated by the Nasdaq Stock Market. Such market generally provides less liquidity and certain institutional investors may not purchase stocks in this market.

            As of March 16, 2001, the Company's outstanding shares of common stock were held by approximately 5,800 owners of record (including nominee holders such as banks and brokerage firms who hold shares for the benefit of beneficial owners).

            The closing bid price of the common stock on the Nasdaq Small Cap Market on March 16, 2001 was $0.344.

DIVIDEND POLICY

            In March 2000, the Company paid $966,000 of cash dividends with the redemption of shares of its Series A Preferred Stock. No dividends have been paid on any other class of equity in 2000. No cash dividends were paid by the Company during 1998 and 1999. During 1999 and 1998 the Company issued common stock in payment of preferred stock dividends of $830,000 and $1,309,000, respectively. The Company does not currently plan to pay any dividends on common stock in the foreseeable future.

ITEM 6 - SELECTED FINANCIAL DATA

            The following tables set forth certain historical consolidated financial data for the Company.

                                                          Years ended December 31,
                                          ----------------------------------------------------------
                                            2000        1999         1998*        1997*       1996
                                          --------    --------     --------     --------    --------
                                                   ($ in thousands, except per share data)
STATEMENT OF OPERATIONS:
Net revenues                              $ 18,750    $ 16,699     $ 19,341     $ 37,777    $  9,352
                                          ========    ========     ========     ========    ========
Operating loss                            $(30,062)   $(25,498)    $(38,787)    $(17,642)   $(33,638)
                                          ========    ========     ========     ========    ========
Loss from continuing operations           $(29,572)   $(28,535)    $(42,735)    $(19,743)   $(42,983)

Loss on disposal of
   discontinued operations                      --          --         (403)        (498)        (56)
Extraordinary item                              --      (1,054)          --           --          --
                                          --------    --------     --------     --------    --------
Net loss                                  $(29,572)   $(29,589)    $(43,138)    $(20,241)   $(43,039)
                                          ========     ========    ========     ========    ========
Loss allocable to common
   stockholders                           $(30,538)   $(34,517)    $(46,105)    $(20,798)   $(43,039)
                                          ========    ========     ========     ========    ========

Basic and diluted loss per share:
Continuing operations                     $  (0.37)   $  (0.72)    $  (1.76)    $  (0.99)   $  (3.32)
Discontinued operations                         --          --        (0.02)       (0.02)      (0.01)
Extraordinary item                              --       (0.02)          --           --          --
                                          --------    --------     --------     --------    --------
Loss for period                           $  (0.37)   $  (0.74)    $  (1.78)    $  (1.01)   $  (3.33)
                                          ========    ========     ========     ========    ========

Weighted average shares (thousands)         83,229      46,762       25,939       20,558      12,943


BALANCE SHEET:
ASSETS:
Current assets                            $ 18,805    $ 11,861     $ 16,413     $ 25,552    $ 11,594
Excess of cost over assets of
   companies acquired                        3,354       4,115        4,787       13,249      14,573
Other long-term assets                       1,845       8,366       11,270       11,008       9,851
                                          --------    --------     --------     --------    --------
Total assets                              $ 24,004    $ 24,342     $ 32,470     $ 49,809    $ 36,018
                                          ========    ========     ========     ========    ========

LIABILITIES & SHAREHOLDERS' EQUITY:
Current liabilities including current
    maturities of long-term debt          $  4,593    $  8,674     $  9,938     $ 23,517    $  9,810
Long-term liabilities                           --      15,264       15,000          143      18,477
Stockholders' equity                        19,411         404        7,532       26,149       7,731
                                          --------    --------     --------     --------    --------
                                          $ 24,004    $ 24,342     $ 32,470     $ 49,809    $ 36,018
                                          ========    ========     ========     ========    ========

* Certain amounts have been reclassified to conform to current classifications.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and their related notes included later in this Form 10-K. All statements other than historical facts included in the following discussion about the Company's financial position, business strategy, and plans of management for future operations are forward looking statements which could prove to be wrong.

RESULTS OF OPERATIONS

            The following table shows the revenue and gross profits (loss) for the Company's products:

                                                      Years ended December 31,
                                               --------------------------------------
                                                 2000          1999          1998
                                               ----------    ----------    ----------
                                                          ($ in Thousands)
             Revenue:
             Optical networking equipment      $    6,994    $    9,479    $    6,410
             Design services                        7,002         4,596         8,147
             Digital signal processors (DSP)        3,599         1,411         2,690
             Other                                  1,155         1,213         2,094
                                               ----------    ----------    ----------
                                               $   18,750    $   16,699    $   19,341
                                               ----------    ----------    ----------
             Gross profit (loss):
             Optical networking equipment      $   (1,813)   $   (1,426)   $   (1,399)
             Design services                          597          (544)        2,002
             Digital signal processors (DSP)          375           245         1,390
             Other                                    (67)          (13)         (488)
                                               ----------    ----------    ----------
                                               $     (908)   $   (1,738)   $    1,505
                                               ----------    ----------    ----------

Revenues

            During each of the three years ended December 31, 2000 the Company's optical networking equipment sales related to the OmniLynx product line, which prior to 2000, was marketed under the SonetLynx(C) and FiberTrax(C) names. Sales of such equipment declined 26% in 2000 from 1999. In 2000 the Company repositioned the OmniLynx product line for sale into public telecommunications networks as opposed to purpose built, or private networks, which had been the primary market for the product line. The public network market was perceived to present a much larger opportunity for the product line. As a part of this initiative sales and marketing efforts were concentrated towards public network markets, especially small and medium sized competitive local exchange carriers ("CLECs"), with less emphasis on historical markets. Despite some early success in the new markets, the Company had little success in marketing the OmniLynx product line in public networks. Management believes this was due in large part due to a dramatic downturn in the business environment for CLECs as well as the nature of the public networks which were actually being deployed. These networks had technical characteristics which did not emphasize the technical advantages of the OmniLynx product line. Sales of optical networking equipment in 1999 increased 48% from 1998 levels, sales in both 1999 and 1998 reflect the Company's refocusing on non-Far East markets which had previously been the Company's primary market. In addition, the Company's financial condition resulted in difficulties in obtaining necessary component parts and created uncertainty as to the Company's ability to meet delivery requirements. Therefore, existing and potential customers became reluctant to place new orders with the Company during these periods.

            Net revenue from Design Services increased 52% in 2000 as compared to 1999. This increase reflects the recovery of such business from the effects of the proposed sale of certain of those operations to Cadence during 1999. Revenues from design services declined 44% in 1999 as compared to 1998. During the negotiation of the aborted sale with Cadence and preparation for closing the transaction, the Company was limited in its ability to engage in new design services projects. Therefore, as existing projects were completed, the Company experienced a decline in revenues from such services.

            In the fourth quarter of 2000 the Company began initial shipments of its new line of DSP products based on PowerPC(C) line of RISC processors. Initial orders for these products were primarily evaluation units for prospective customers; therefor, the new product line did not contribute materially to 2000 net revenue. The 155% increase in sales of the Company's existing product line, based on Texas Instruments digital signal processors, in 2000 over 1999 reflects the increasing deployment of such products within military / aerospace programs utilizing "commercial off the shelf", or "COTS" components. Revenue from DSP products, primarily those based on Texas Instruments components, decreased 47% in 1999 as compared to 1998. Unavailability of components and customer uncertainty over future availability were the primary causes of the 1999 decline in these revenues. The 1998 year included the launch of development tools for the Texas Instruments components and end products.

            Other revenues consist primarily of the voice and data switching products used in air traffic control applications and video network products, which have declined in strategic significance to the Company and which are no longer actively promoted or pursued.

Gross profit (loss)

            Gross loss from optical networking equipment reflects the effect of relatively low production levels for the Company's manufacturing operations. The lower production levels resulted in unabsorbed overhead of approximately $1,400,000 in 2000 and $1,700,000 in 1999. Also affecting the gross loss is amortization of technology costs and capitalized software development costs of approximately $1,300,000 in 2000 and $1,400,000 in 1999. In the fourth quarter of 1999 the Company reduced the carrying value of its inventory by approximately $1,600,000. This adjustment was based on cost variances and a periodic review of the components of inventory in relation to anticipated sales and production and product design changes, as well as current market prices for components and completed products. In addition, 2000 and 1999 gross profit reflects the effect of pricing concessions granted to certain customers due to significant past and potential business with those customers.

            As the Company has rebuilt the Design Services operation following the failed Cadence transaction, it has added additional staff. In addition, the highly competitive market for skilled telecommunications engineers has resulted in higher turnover during 2000 and required additional efforts to maintain staffing levels. These factors have increased the cost of hiring skilled engineers and the relative high level of new staff has resulted in relatively higher non-billable time. These factors have combined to result in lower gross margins in 2000 than would normally be expected. Due to the Cadence transaction discussed above, during 1999 the Company was required to maintain certain minimum staffing levels within its Design Services operations, irrespective of the amount of billable activity. Accordingly, certain costs were incurred without the revenues normally associated with such costs. The failure of the Cadence transaction to close also required the Company to reduce staffing levels within the Design Services operation, which resulted in certain severance and termination costs. Additionally, in order to stabilize and retain the remaining staff, the Company was required to incur additional costs in the form of salary adjustments and retention bonuses. Costs related to these items amounted to approximately $254,000 during 1999.

            Gross profit from DSP sales increased 53% between 1999 and 2000 in absolute terms, but declined as percentage of net revenue. This relative decline results in part from increased production infrastructure put in place during 2000 in order to support anticipated increased activity. In addition during 2000, the Company began to deliver initial versions of its new product line; these deliveries consisted of small quantities of evaluation units. These small production runs resulted in higher than normal component costs, due to small volume purchases, and incremental charges to expedite certain time critical deliveries. DSP products contributed positive gross profit for the first time in 1998 as revenues grew to a level which allowed for a characteristic margin. This gross profit declined in 1999 as a result of lower sales levels.

Engineering & development (E&D) expenses

            E&D expense decreased to $5,258,000 in 2000, as compared to $10,040,000 in 1999 and $10,815,000 in 1998. In all three years, certain amounts of software development costs were capitalized. Including those amounts, the total E&D expenditures were $6,153,000, $10,647,000 and $12,713,000, respectively, in the years 2000, 1999 and 1998. Total E&D expenditures by product line were distributed as follows:

                                                            Years ended December 31,
                                                  ------------------------------------------
                                                      2000           1999           1998
                                                  ------------   ------------   ------------
                                                               ($ in Thousands)
         Optical networking products              $      3,504   $      4,700   $      4,580
         CS4                                                --          3,565          4,846
         Digital signal processor (DSP)                  1,722            886          1,002
         Other                                              32            889            387
                                                  ------------   ------------   ------------
                                                  $      5,258   $     10,040   $     10,815
                                                  ------------   ------------   ------------

            Costs related to optical networking products relate primarily to enhancements to the OmniLynx product line. Efforts related to this product line have been materially reduced in late 2000 and early 2001. During 2000 the Company began incurring costs related to the Aegean product initiative; however, such costs have not been material to date. Engineering and development costs related to DSP products increased during 2000 as a result of activities related to the new line of products based on the Power PC(C) processor. During 1999 and 1998, the Company incurred significant engineering and development costs related to its CS4 Intelligent Switching Platform. The Company has completed or suspended all development activities related to this project and accordingly does not currently have plans to incur further engineering and development costs related to it. All E&D costs related to this project have been expensed.

Selling and administrative expenses

            Selling and administrative expenses increased $925,000, or 7% between 2000 and 1999 and decreased $4,676,000, or 26%, between 1999 and 1998. The increase in 2000 costs reflects the Company's efforts to introduce the OmniLynx product line into public network markets and increased marketing efforts relating to DSP products. The reductions in 1999 are the result of lower sales levels and the Company's efforts to reduce selling and administrative expense, including the closing of certain offices and staff reductions. Such expenses in 1999 include approximately $550,000 from an increase in the allowance for doubtful accounts, estimated costs of $200,000 related to a certain shareholder suit (see Item 3 - "Legal Proceedings"), legal costs of approximately $200,000 related to the Cadence transaction and financing transactions during the third quarter of 1999, and approximately $233,000 related to the adjustment of the carrying value of certain assets previously utilized in the Company's video network products business. Selling and administrative expenses in 1998 include $1,148,000 of warranty expense, primarily the extra costs of start up and first year operations of two major installations of the SonetLynx(C) product in Korea and on the Alyeska pipeline. The Company estimates that the usual level of warranty expenses would have been approximately $200,000 but for special startup difficulties caused by distance, cultural differences and unusual technical characteristics.

Asset write downs

            In the fourth quarter of 2000 the Company determined that, due to changes in certain target customer markets, its OmniLynx line of optical networking products no longer fits within the Company's long-term objectives and began plans to sell the product line and related operations. A transaction for the sale of the OmniLynx business failed in the first quarter of 2001 due to business difficulties experienced by the potential purchaser. The Company has significantly curtailed the ongoing operations of the OmniLynx business and is pursuing other methods of disposing of the business, including liquidating the assets. Accordingly, as of December 31, 2000 the carrying values of the assets related to the OmniLynx product line have adjusted to the lower of cost and estimated net realizable value. A charge to operations has been recorded as of December 31, 2000 as follows:

                                                                       ($ In Thousands)
                        Reduction of inventory to net realizable value    $    5,642
                        Reduction of property and equipment
                              to new realizable value                          2,199
                        Write-off of capitalized software development
                              costs and purchased intangibles                  1,383
                        Other                                                     27
                                                                          ----------

                        Asset writedown                                   $    9,251
                                                                          ==========

            In accordance with the evolving focus of the Company's primary technologies, products and markets and forward growth plans, and in accordance with the Company's accounting policies, including reviews of realizability of its long-term assets, including goodwill, the Company wrote off the September 30, 1998 balance of $6,888,000 of goodwill from the acquisition in 1995 of Intelect Inc., which at that time was primarily engaged in the supply of communications systems for air traffic control and air defense installations. The write-off decision was determined by the recent loss of three major identified business opportunities, the absence of significant identified future opportunities and business combinations which strengthened competitors, all leading the Company to reassess the outlook for the air traffic control business segment. The Company concluded that the outlook for future business would not support a forecast of revenue and contribution margin adequate to liquidate inventories and support amortization of the goodwill asset.

            Accounts and notes receivable from the Company's Korean distributor, and relating to the sales of the Company's products in Korea, totaled $4,696,000 at the end of September 1998, compared to $9,879,000 at December 31, 1997, from which $6,731,000 was collected and to which $1,730,000 of shipments were added during 1998. The Company was advised, at a meeting in October 1998, of the distributor's illiquidity and inability to maintain any certain schedule of payments of receivables. Accordingly, the Company determined that it would be prudent and timely to write off or reserve substantially all the distributor's receivables adjusted for a collection of $1,000,000 received in February 1999. In connection with this collection, and contingent on certain future payments, the Company agreed not to pursue any further collections of the receivable.

Interest expense

            Interest expense, including non-cash financing charges, was $798,000, $2,673,000, and $4,385,000 in the years ended December 31, 2000, 1999 and 1998 consisting of:

                                                  Years ended December 31,
                                            ---------------------------------
                                                     ($ in Thousands)
                                              2000        1999        1998
                                            ---------   ---------   ---------
             Interest on debt instruments   $     348   $   1,603   $   1,109
             Non-cash financing costs             426       1,019       3,242
             Other costs of financing              --           8          28
             Other interest                        24          43           6
                                            ---------   ---------   ---------
                                            $     798   $   2,673   $   4,385
                                            ---------   ---------   ---------

            Interest on debt instruments in 2000, 1999 and 1998 was primarily attributable to amounts borrowed from St. James Capital Corp., SJMB, L.P., and the Coastal Trust.

            Non-cash financing costs in all three years were the result of warrants to purchase common stock issued in connection with various financings. The reported expense amount is amortization of the value of the warrants determined by using the Black-Scholes pricing model.

            Other costs of financing consist primarily of legal and placement fees.

Interest income and other

            In 2000 interest income and other includes interest on the temporary investment of cash balance of approximately $1,028,000 and approximately $1,070,000 from the settlement of a dispute with a professional service provider. These amounts are offset by a charge of approximately $875,000 related to the settlement of certain litigation.

Loss on debt retirement

            Pursuant to a restructuring of its debt obligations in August 1999, the Company repaid $3,000,000 of note payable to St. James through the issuance of 3,864,271 shares of common stock. This resulted in a loss on debt retirement of $1,054,000.

Dividends on preferred stock

            Dividends on preferred stock include the effect of beneficial conversion features granted to the holders of the preferred stock in the amounts of $3,910,000 for the year ended December 31, 1999 and $618,000 for the year ended December 31, 1998.

Outlook for 2001 net revenue

            Due to the decision to dispose of the OmniLynx product line and related operations, the Company does not expect material revenues from this product line in 2001. Furthermore, the Company does not expect the Aegean product initiative to produce revenues in 2001.

            The Company does expect further improvement in its Design Services operations during 2001. Currently the Company expects net revenue from this segment to be between $7 million and $9 million during 2001. Factors which could affect these results include, but are not limited to, the availability of experienced engineers and the Company's ability to attract and retain them, and the demand for the Company's services.

            The Company's DSP products operations are expected to grow significantly during 2001. Currently the Company expects net revenue from this segment to be between $8 million and $10 million during 2001. Factors which could affect these results include, but are not limited to, customer acceptance of the Company's new line of DSP products, the Company's ability to meet higher production levels associated with higher net revenues, availability of component parts, customer's belief that the Company has the financial resources necessary to meet higher production demands, and the award of production contracts related to programs utilizing the Company's DSP products.

LIQUIDITY AND CAPITAL RESOURCES

            As of December 31, 2000 the Company had cash and temporary investments of $5,697,000,working capital of $14,212,000 and no funded debt. For the year ended December 31, 2000 cash flow used in operations amounted to $22,442,000.

            Approximately $16,500,000 of the cash flow used in operations during 2000 is associated with the operations related to the OmniLynx product line. As a result of the Company's decision to dispose of this product line and its associated operations, the demand on the Company's financial resources as a result of these operations will be eliminated during the course of 2001. In addition, as those operations are sold or otherwise disposed of the Company expects to generate cash either from the sale of the operations or from the sale of the related assets such as inventory and fixed assets.

            As discussed above, the Company expects its Design Services and DSP products operations to expand during 2001 and therefore, expects them to contribute positive cash flow from operations by the second half of 2001.

            As outlined in its business strategy, the Company expects to fund the majority of new product development costs with contributions from strategic partners in those product initiatives. The Company has no material capital expenditure commitments in 2001. There can be no assurance that the Company will be successful in attracting such partners or that the amounts contributed will be sufficient to commercially develop such products. In addition, the conditions under which such potential partners are willing to participate in these projects may be on terms which the Company finds unacceptable. If the Company is unable to attract sufficient capital from potential partners, or if capital is available only under terms the Company finds unacceptable, the Company may be required to delay or curtail the planned development activities or to expend its own capital.

            Due to the factors discussed above management expects the Company to generate positive cash flow from operations by the third quarter of 2001. Management also believes that the Company's available financial resources and those expected to be generated, as discussed above, are sufficient to fund the Company's on-going operations. If the expected operational improvements or realization of other assets does not materialize in the amounts or within the time frames anticipated, the Company could be forced to seek other sources of capital. These could include commercial banking facilities to provide working capital, especially related to DSP products business, and the issuance of debt or equity securities. There can be no assurance that these sources of financing will be available to the Company when needed or under terms which the Company finds acceptable. If the Company is unable to acquire such capital it could be required to curtail certain operations or to sell assets.

Operating activities

            Net cash applied in operations primarily reflects the $29,572,000 net loss offset by $14,794,000 of non-cash charges, and the $7,664,000 net increase in working capital.

            o Inventory increased $5,506,000, excluding writedowns.

            o Accounts payable and accrued liabilities decreased $1,785,000.

            o The non-cash charges consist primarily of $4,650,000 of
              depreciation and amortization of intangible assets and $9,251,000, related to asset writedowns.

Investing activities

            Investments during 2000 were primarily $1,888,000 of fixed asset additions and $896,000 of capitalized product enhancements and advancements related to optical networking products, offset by proceeds from the sale of marketable securities. The fixed asset additions were concentrated in computers, software and test equipment to support engineering activities.

Financing activities

            In the first half of 2000 the Company completed a series of transactions which materially improved its liquidity and financial position. In January, 2000 the Company completed a private placement of 7,200,000 million shares of common stock and warrants to purchase an additional 3,600,000 shares at an exercise price of $2.50 per share. Net proceeds to the Company, after selling commissions and costs amounted to approximately $16.8 million.

            In March 2000 the Company completed a private placement of 4,600,000 million shares of common stock. Net proceeds to the Company, after selling commissions and costs, amounted to approximately $25.8 million. Of these proceeds, approximately $9.6 million was used to repay indebtedness to the Coastal Corporation Second Pension Trust ("Coastal") and approximately $7.5 million was used to redeem the Series A Preferred Stock, all of which was held by Coastal.

            Between December 31, 1999 and March 24, 2000, the Company issued approximately 2,400,000 million shares of Common Stock pursuant to the exercise of various warrants and employee stock options. Proceeds to the Company from these transactions amounted to approximately $5.2 million.

            During the course of 2000 the Company issued a total of 4,858,438 shares of common stock to St. James in payment of all principal and interest due under the credit facility with St. James, which amount totaled approximately $8,300,000.

Contingent liabilities

            As discussed in "ITEM 3 - Legal Proceedings," the Company is exposed to certain contingent liabilities which, if resolved adversely to the Company, could adversely affect its liquidity, its results of operations, and/or its financial position.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            The Company is not exposed to material market risk with regard to financial instruments.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               TERAFORCE TECHNOLOGY CORPORATION. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Report of Independent Certified Public Accountants.........................   25
Consolidated Balance Sheets................................................   26
Consolidated Statements of Operations......................................   27
Consolidated Statements of Stockholders' Equity............................   28
Consolidated Statements of Cash Flows......................................   31
Notes to Consolidated Financial Statements.................................   32

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
TeraForce Technology Corporation


We have audited the accompanying consolidated balance sheets of TeraForce Technology Corporation (formerly Intelect Communications, Inc.), and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TeraForce Technology Corporation and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.



/s/ Grant Thornton LLP

Dallas, Texas
March 23, 2001

                TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           December 31, 2000 and 1999
                    (Thousands of dollars, except share data)

                                                                                2000         1999
                                                                             ---------    ---------
                                     Assets
Current assets:
    Cash and cash equivalents                                                $   5,587    $      --
    Investments                                                                    110          195
    Accounts receivable net of allowances of $1,691 in 2000
         and $1,228 in 1999                                                      5,558        5,316
    Assets held for sale                                                         4,893           --
    Inventories                                                                  2,175        5,972
    Prepaid expenses                                                               482          378
                                                                             ---------    ---------
                          Total current assets                                  18,805       11,861

Property and equipment, net                                                      1,188        5,094
Goodwill, net                                                                    3,354        4,115
Software development costs, net                                                     --        2,093
Other intangible assets, net                                                        --          561
Other assets                                                                       657          618
                                                                             ---------    ---------
                                                                             $  24,004    $  24,342
                                                                             =========    =========


                      Liabilities and Stockholders' Equity
Current liabilities:
   Notes payable                                                             $     100    $   2,340
   Accounts payable                                                              2,121        3,203
   Accrued liabilities                                                           2,372        3,131
                                                                             ---------    ---------
                          Total current liabilities                              4,593        8,674

Notes payable                                                                       --       15,264
                                                                             ---------    ---------
                                                                                 4,593       23,938

Stockholders' equity:
   $2.0145, 10% cumulative convertible preferred stock, Series A, $.01 par value.  Authorized 10,000,000 shares; 3,719,409 shares issued and
      outstanding in 1999                                                           --           37
   Common Stock, $.01 par value.  Authorized 200,000,000 shares;
      86,098,850 and 65,936,573 shares issued in 2000 and 1999,
      respectively                                                                 861          659
   Additional paid-in capital                                                  181,381      131,511
   Accumulated deficit                                                        (161,244)    (130,706)
                                                                             ---------    ---------
                                                                                20,998        1,501
   Less 400,474 and 191,435 shares of common stock in treasury
      in 2000 and 1999, respectively - at cost                                  (1,587)      (1,097)
                                                                             ---------    ---------
                          Total stockholders' equity                            19,411          404
                                                                             ---------    ---------
                                                                             $  24,004    $  24,342
                                                                             =========    =========

See accompanying notes to consolidated financial statements

                TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                  Years ended December 31, 2000, 1999 and 1998
                      Consolidated Statements of Operations
                    (Thousands of dollars, except share data)

                                                          Years ended December 31,
                                                   --------------------------------------
                                                      2000          1999          1998
                                                   ----------    ----------    ----------
Net revenue                                        $   18,750    $   16,699    $   19,341
Cost of revenue                                        19,658        18,437        17,836
                                                   ----------    ----------    ----------
                 Gross profit (loss)                     (908)       (1,738)        1,505
                                                   ----------    ----------    ----------

Expenses:
    Engineering and development                         5,258        10,040        10,815
    Selling and administrative                         13,973        13,048        17,724
    Asset writedowns                                    9,251            --        10,628
    Amortization of goodwill                              672           672         1,125
                                                   ----------    ----------    ----------
                                                       29,154        23,760        40,292
                                                   ----------    ----------    ----------
                 Operating loss                       (30,062)      (25,498)      (38,787)
                                                   ----------    ----------    ----------

Other income (expense):
    Interest expense                                     (798)       (2,673)       (4,385)
    Interest income and other, net                      1,288          (364)          483
                                                   ----------    ----------    ----------
                                                          490        (3,037)       (3,902)
                                                   ----------    ----------    ----------
                 Loss before income taxes             (29,572)      (28,535)      (42,689)

Income tax benefit                                         --            --            46
                                                   ----------    ----------    ----------
                 Loss from continuing operations      (29,572)      (28,535)      (42,735)

Extraordinary items - loss on debt retirement              --         1,054            --

Loss on disposal of discontinued
    operations, net of tax                                 --            --           403
                                                   ----------    ----------    ----------
          Net loss                                    (29,572)      (29,589)      (43,138)

Dividends on preferred stock                              966         4,928         2,967
                                                   ----------    ----------    ----------

Loss allocable to common stockholders              $  (30,538)   $  (34,517)   $  (46,105)
                                                   ==========    ==========    ==========

Basic and diluted loss per share:
    Continuing operations                          $    (0.37)   $    (0.72)   $    (1.76)
    Extraordinary item                                     --         (0.02)           --
    Discontinued operations                                --            --         (0.02)
                                                   ----------    ----------    ----------
       Net loss per share                          $    (0.37)   $    (0.74)   $    (1.78)
                                                   ==========    ==========    ==========

Weighted average number of common                                                       \
shares outstanding (thousands)                         83,229        46,762        25,939
                                                   ==========    ==========    ==========


See accompanying notes to consolidated financial statements.

                TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                  Years ended December 31, 2000, 1999 and 1998
                    (Thousands of dollars, except share data)




                                                                          Preferred Stock
                                  -------------------------------------------------------------------------------------------------
                                         Series A                Series B                  Series C                Series D
                                  ----------------------  -----------------------   -----------------------  ----------------------
                                   Shares        Par       Shares         Par         Shares        Par        Shares      Par
                                  ----------  ----------  ----------   ----------   ----------   ----------  ----------  ----------
Balances at December 31, 1997      4,219,409  $       42     914,286   $        9           --   $       --          --  $       --
Comprehensive income:
    Net loss                              --          --          --           --           --           --          --          --
    Change in unrealized gain on
       marketable securities              --          --          --           --           --           --          --          --

          Total                           --          --          --           --           --           --          --          --
Private placements:
    Series C Preferred                    --          --          --           --       10,000            1          --          --
    Series D Preferred                    --          --          --           --           --           --      10,000           1
    Common Stock                          --          --          --           --           --           --          --          --
Conversion of notes payable               --          --          --           --           --           --          --          --
Conversion of preferred stock             --          --    (914,286)          (9)      (8,157)          --      (1,750)         --
Warrants issued with notes                --          --          --           --           --           --          --          --
Warrants issued for services              --          --          --           --           --           --          --          --
Exercise of warrants                      --          --          --           --           --           --          --          --
Exercise of employee stock
    options                               --          --          --           --           --           --          --          --
Settlement of dispute                     --          --          --           --           --           --          --          --
Stock option compensation                 --          --          --           --           --           --          --          --
Preferred dividends paid
    with stock                            --          --          --           --           --           --          --          --
Preferred dividends accrued               --          --          --           --           --           --          --          --
Beneficial conversion features
    of preferred stock issued             --          --          --           --           --           --          --          --
Issue and subsequent acquisition
    of common stock                       --          --          --           --           --           --          --          --
                                  ----------  ----------  ----------   ----------   ----------   ----------  ----------  ----------

Balances at December 31, 1998      4,219,409  $       42          --   $       --        1,843   $        1       8,250  $        1
                                  ==========  ==========  ==========   ==========   ==========   ==========  ==========  ==========
                                                                                  Accumu-
                                                                                    lated
                                                           Addi-                    other                                Total
                                      Common Stock        tional       Accumu-      compre-         Treasury Stock         stock-
                                 ----------------------   paid-in       lated       pensive     ----------------------     holders
                                   Shares       Par       capital      deficit       income       Shares       Cost        equity
                                 ----------  ----------  ----------   ----------   ----------   ----------  ----------   ----------
Balances at December 31, 1997    23,954,978  $      240  $   75,940   $  (50,084)  $        2           --  $       --   $   26,149
Comprehensive income:
    Net loss                             --          --          --      (43,138)          --           --          --      (43,138)
    Change in unrealized gain on
       marketable securities             --          --          --           --           (2)          --          --           (2)
                                                                                                                         ----------
          Total                          --          --          --           --           --           --          --      (43,140)
Private placements:
    Series C Preferred                   --          --       9,116           --           --           --          --        9,117
    Series D Preferred                   --          --       9,443           --           --           --          --        9,444
    Common Stock                  1,000,000          10         990           --           --           --          --        1,000
Conversion of notes payable          10,600          --          21           --           --           --          --           21
Conversion of preferred stock     5,997,819          60         (51)          --           --           --          --           --
Warrants issued with notes               --          --       2,980           --           --           --          --        2,980
Warrants issued for services             --          --         155           --           --           --          --          155
Exercise of warrants                600,000           6       1,194           --           --           --          --        1,200
Exercise of employee stock
    options                         226,458           2         396           --           --           --          --          398
Settlement of dispute                18,000          --         101           --           --           --          --          101
Stock option compensation                --          --         105           --           --           --          --          105
Preferred dividends paid
    with stock                      333,795           3       1,306       (1,309)          --           --          --           --
Preferred dividends accrued              --          --       1,040       (1,040)          --           --          --           --
Beneficial conversion features
    of preferred stock issued            --          --         618         (618)          --           --          --           --
Issue and subsequent acquisition
    of common stock                 191,435           2       1,097           --           --      191,435      (1,097)           2
                                 ----------  ----------  ----------   ----------   ----------   ----------  ----------   ----------

Balances at December 31, 1998    32,333,085  $      323  $  104,451   $  (96,189)  $       --      191,435  $   (1,097)  $    7,532
                                 ==========  ==========  ==========   ==========   ==========   ==========  ==========   ==========

See accompanying notes to consolidated financial statements

                TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                  Years ended December 31, 2000, 1999 and 1998
                    (Thousands of dollars, except share data)



                                                                          Preferred Stock
                                  -------------------------------------------------------------------------------------------------
                                         Series A                 Series C               Series D                   Series E
                                  -----------------------  ----------------------  -----------------------  -----------------------
                                    Shares        Par       Shares        Par       Shares         Par        Shares         Par
                                  ----------   ----------  ---------   ----------  ----------   ----------  ----------   ----------
   Balances at December 31, 1998   4,219,409   $       42      1,843   $        1       8,250   $        1          --   $       --
   Net Loss                               --           --         --           --          --           --          --           --
   Warrants issued in connection
       with debt retirement               --           --         --           --          --           --          --           --
   Private placements
       Preferred, Series E                --           --         --           --          --           --       6,000           --
       Common Stock                       --           --         --           --          --           --          --           --
   Conversion of notes payable            --           --         --           --          --           --          --           --
   Conversion of preferred stock    (500,000)          (5)    (1,843)          (1)     (8,250)          (1)     (6,000)          --
   Warrants issued with notes
       and preferred stock                --           --         --           --          --           --          --           --
   Warrants issued for services           --           --         --           --          --           --          --           --
   Stock option compensation              --           --         --           --          --           --          --           --
   Preferred dividends paid
       with stock                         --           --         --           --          --           --          --           --
   Directors' fees paid in stock          --           --         --           --          --           --          --
   Preferred dividends accrued            --           --         --           --          --           --          --           --
   Amortization of beneficial
   conversion features of
   preferred stock                        --           --         --           --          --           --          --           --

                                  ----------   ----------  ---------   ----------  ----------   ----------  ----------   ----------
   Balances at December 31, 1999   3,719,409   $       37         --   $       --          --   $       --          --   $       --
                                  ==========   ==========  =========   ==========  ==========   ==========  ==========   ==========

                                                                                                               Total
                                          Common Stock   Additional                    Treasury Stock          stock
                                  ----------------------   paid-in     Accumulated  ----------------------    holders'
                                    Shares        Par      capital      deficit       Shares      Cost         equity
                                  ----------  ----------  ----------   ----------   ----------  ----------   ----------
   Balances at December 31, 1998  32,333,085  $      323  $  104,451   $  (96,189)     191,435  $   (1,097)  $    7,532
   Net Loss                               --          --          --      (29,589)          --          --      (29,589)
   Warrants issued in connection
       with debt retirement               --          --       1,054           --           --          --        1,054
   Private placements
       Preferred, Series E                --          --       5,690           --           --          --        5,690
       Common Stock                3,860,659          39       3,270           --           --          --        3,309
   Conversion of notes payable    11,642,049         116      10,884           --           --          --       11,000
   Conversion of preferred stock  17,001,757         170        (163)          --           --          --           --
   Warrants issued with notes
       and preferred stock                --          --       1,692         (636)          --          --        1,056
   Warrants issued for services           --          --          73           --           --          --           73
   Stock option compensation              --          --          51           --           --          --           51
   Preferred dividends paid
       with stock                    933,204           9         821         (830)          --          --           --
   Directors' fees paid in stock     165,819           2         226           --           --          --          228
   Preferred dividends accrued            --          --         187         (187)          --          --           --
   Amortization of beneficial
   conversion features of
   preferred stock                        --          --       3,275       (3,275)          --          --           --

                                  ----------  ----------  ----------   ----------   ----------  ----------   ----------
   Balances at December 31, 1999  65,936,573  $      659  $  131,511   $ (130,706)     191,435  $   (1,097)  $      404
                                  ==========  ==========  ==========   ==========   ==========  ==========   ==========


See accompanying notes to consolidated financial statements

                TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                  Years ended December 31, 2000, 1999 and 1998
                    (Thousands of dollars, except share data)

                                        Preferred Stock
                                           Series A                Common Stock       Additional    Accumu-
                                    -----------------------   ----------------------   paid-in       lated
                                      Shares       Par         Shares        Par       capital      deficit
                                    ----------   ----------   ----------  ----------  ----------   ----------
Balances at December 31, 1999        3,719,409   $       37   65,936,573  $      659  $  131,511   $ (130,706)
Net Loss                                    --          _ -           --          --          --      (29,572)
Private placements of
    common stock                            --           --   11,801,666         118      42,523           --
Exercise of warrants                        --           --    2,495,000          25       5,155           --
Exercise of employee
    stock options                           --           --      418,795           5         886           --
Conversion of notes payable                 --           --    4,705,749          47       8,003           --
Redemption of preferred stock       (3,719,409)         (37)          --          --      (7,456)          --
Preferred dividends paid in cash            --           --           --          --          --         (966)
Preferred dividends paid with
    stock                                   --           --      142,719           1         186           --
Settlement of royalty agreement             --           --      350,000           3         371           --
Directors' fees paid in stock               --           --       48,972           1          44           --
Preferred dividends accrued                 --           --           --          --        (187)          --
Interest expense paid with stock            --           --      184,376           2         311           --
Stock issued for services                   --           --       15,000          --          34           --
Stock received in legal settlement          --           --           --          --          --           --
                                    ----------   ----------   ----------  ----------  ----------   ----------
Balances at December 31, 2000               --   $       --   86,098,850  $      861  $  181,381   $ (161,244)
                                    ==========   ==========   ==========  ==========  ==========   ==========
                                                               Total
                                        Treasury Stock         stock-
                                     ----------------------    holders'
                                       Shares      Cost         equity
                                     ----------  ----------   ----------
Balances at December 31, 1999           191,435  $   (1,097)  $      404
Net Loss                                     --          --      (29,572)
Private placements of
    common stock                             --          --       42,641
Exercise of warrants                         --          --        5,180
Exercise of employee
    stock options                            --          --          891
Conversion of notes payable                  --          --        8,050
Redemption of preferred stock                --          --       (7,493)
Preferred dividends paid in cash             --          --         (966)
Preferred dividends paid with
    stock                                    --          --          187
Settlement of royalty agreement              --          --          374
Directors' fees paid in stock                --          --           45
Preferred dividends accrued                  --          --         (187)
Interest expense paid with stock             --          --          313
Stock issued for services                    --          --           34
Stock received in legal settlement      209,039        (490)        (490)
                                     ----------  ----------   ----------
Balances at December 31, 2000           400,474  $   (1,587)  $   19,411
                                     ==========  ==========   ==========

See accompanying notes to consolidated financial statements

                TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Years ended December 31, 2000, 1999 and 1998
                             (Thousands of dollars)

                                                                   Years ended December 31,
                                                            --------------------------------------
                                                              2000           1999          1998
                                                            ----------    ----------    ----------
Cash flows from operating activities:
    Net loss                                                $  (29,572)   $  (29,589)   $  (43,138)
    Adjustments to reconcile net loss to
       net cash used in operating activities:
          Depreciation and amortization                          4,650         4,721         4,357
          Amortization of loan discount                            426         1,013         3,242
          Asset writedowns                                       9,251            --        10,628
          Loss on debt retirement                                   --         1,054            --
          Other                                                    467           306           571
          Change in operating assets and liabilities:
                 Accounts receivable                              (242)        1,780         4,597
                 Inventories                                    (5,506)          882          (565)
                 Other assets                                     (131)          446           599
                 Accounts payable and accrued liabilities       (1,785)          242        (3,220)
                                                            ----------    ----------    ----------
                    Net cash used in operating activities      (22,442)      (19,145)      (22,929)
                                                            ----------    ----------    ----------

Cash flows from investing activities:
    Capital expenditures                                        (1,888)       (1,045)       (2,035)
    Software development costs                                    (896)         (607)       (1,898)
    Investment and other                                          (235)          356          (211)
                                                            ----------    ----------    ----------
                    Net cash used in investing activities       (3,019)       (1,296)       (4,144)
                                                            ----------    ----------    ----------

Cash flows from financing activities:
    Proceeds from issuance of notes payable                        400        11,300        19,657
    Proceeds from issuance of common shares                     42,641         3,309         1,000
    Proceeds from issuance of preferred shares                      --         5,690        18,815
    Principal payments on notes payable                         (9,654)         (738)      (14,831)
    Redemption of preferred stock                               (7,493)           --            --
    Proceeds from exercise of common stock warrants              5,180            --         1,200
    Proceeds from exercise of employee stock options               891            --           309
    Preferred stock dividends paid                                (966)           --            --
    Other                                                           49          (111)         (180)
                                                            ----------    ----------    ----------
                    Net cash provided by financing
                           activities                           31,048        19,450        25,970
                                                            ----------    ----------    ----------

Net increase (decrease) in cash and cash equivalents             5,587          (991)       (1,103)
Cash and cash equivalents, beginning of year                        --           991         2,094
                                                            ----------    ----------    ----------
Cash and cash equivalents, end of year                      $    5,587    $       --    $      991
                                                            ==========    ==========    ==========


See accompanying notes to consolidated financial statements.

                TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(1)      Description of Business

         The Company, through various subsidiaries, designs, develops, produces and sells digital signal processing ("DSP") products and optical networking equipment, and also provides high-value product design and development services to telecommunications and networking companies.

(2)      Significant Accounting Policies and Practices

         Estimates

         The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

         Property and Equipment

         Property and equipment are generally stated at cost. Property and equipment which in the opinion of management will no longer be utilized in the Company's operations is valued at the lower of cost and estimated net realizable value.

         Depreciation on equipment is calculated on the straight-line method over the estimated useful lives of the assets. Equipment held under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the assets and included in depreciation expense. The estimated useful lives are as follows:

                                                                Years
                                                                ------
               Machinery and equipment                          5 to 7
               Computer equipment and software                  3 to 5
               Furniture and fixtures                           5 to 7
               Motor vehicles                                      3

         Deferred Financing Costs

         Deferred financing costs in connection with the issuance of debt are amortized to interest expense using the effective interest method over the term of the related debt instrument (note 8). A portion of the proceeds from the issuance of convertible debt securities with beneficial conversion features and/or detachable stock purchase warrants is recognized as additional paid-in capital and as a discount to its related debt instrument. The discount related to beneficial conversion features is amortized to interest expense ratably from the date of issuance to the date the related debt first becomes convertible. The discount related to detachable stock purchase warrants is amortized on the straight-line method over the term of the debt. Other costs in connection with the issuance of the same securities are also deferred and amortized in the same manner.

         Engineering and Development and Software Development Costs

         Engineering and development costs are expensed as incurred. Capitalization of software development costs commences upon the establishment of technological feasibility and ceases when the product is generally available for sale. Both the establishment of technological feasibility and the ongoing assessment of recoverability of capitalized development costs involve judgments by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and possible developments in software and hardware technologies. During the years ended December 31, 2000, 1999 and 1998, the Company capitalized $896,000, $607,000 and $1,988,000 of software development costs and charged operations for $1,832,000, $1,646,000 and $1,083,000 of amortization, respectively. In addition, in 2000 the Company wrote off and charged operations for the remaining $1,156,000 of unamortized capitalized software as a result of curtailment of operations related to its OmniLynx product line (Note 3). Amortization prior to 1998 is based on estimated product revenues over the next five years or straight line, whichever is greater. After 1997, amortization is based on the greater of estimated product revenues or two years.

         Earnings (Loss) Per Common Share

         The Company uses the weighted average number of shares outstanding to compute basic loss per share. Diluted loss per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding. In 2000, 1999 and 1998 all potential common shares were anti-dilutive.

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

         Goodwill

         Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over 10 to 15 years. As of December 31, 1998, the goodwill associated with acquisitions, excluding the acquisition of DNA Enterprises, Inc., was either fully amortized or written off. The remaining accumulated amortization at December 31, 2000 and 1999 was $3,388,000 and $2,716,000, respectively.

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

         The aforementioned writedowns were measured in accordance with the policy described above. At December 31, 2000, the Company believes that no significant impairment of the remaining goodwill has occurred and that no reduction of the estimated useful lives is warranted.

         Other Intangible Assets

         Other intangible assets consist of purchased product technology. Product technology assets are being amortized by the straight-line method over periods ranging from three to five years. The recoverability of these costs is evaluated in a manner similar to that of goodwill.

         Stock Option Plan

            The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, requires pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied.

         Warranty Reserve

         The Company accrues a reserve for warranty expense based on estimated future costs.

         Reclassification

         Certain prior period balances have been reclassified to conform to the current year presentation.

(3)      Asset writedowns

         In the fourth quarter of 2000 the Company determined that, due to changes in certain target customer markets, its OmniLynx line of optical networking products no longer fits within its long-term objectives and began plans to sell the product line and related operations. A transaction for the sale of the OmniLynx business failed in the first quarter of 2001. The Company has significantly curtailed the ongoing operations of the OmniLynx business and is pursuing other methods of disposing of the business, including liquidating the assets. Accordingly, as of December 31, 2000 the carrying values of the assets related to the OmniLynx product line have been adjusted to the lower of cost and estimated net realizable value and have been classified as Assets Held for Sale in the accompanying balance sheet as of December 31, 2000. A charge to operations has been recorded as of December 31, 2000 as follows (in thousands):

                        Reduction of inventory to estimated net
                              realizable value                                  $         5,642
                        Reduction of property and equipment
                              to estimated net realizable value                           2,199
                        Write-off of capitalized software development
                              costs and purchased intangibles                             1,383
                        Other                                                                27
                                                                                ---------------
                        Asset writedown                                         $         9,251
                                                                                ===============

         Assets held for sale as of December 31, 2000 consist of the following (in thousands):

                        Inventory                                               $         3,661
                        Property and equipment                                            1,232
                                                                                ---------------

                                                                                $         4,893
                                                                                ===============

 (4)     Investments

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

(5)      Inventories

         The components of inventories are as follows (in thousands):

                                                  December 31,
                                              -----------------------
                                                2000         1999
                                              ----------   ----------
              Raw materials                   $    1,859   $    2,896
              Work in progress                       289        1,010
              Finished goods                          27        2,066
                                              ----------   ----------
                                      Total   $    2,175   $    5,972
                                              ==========   ==========

         In the fourth quarter of 1999, the Company wrote inventories down by $1,600,000 to provide for obsolete items.

(6)      Property and Equipment

         Property and equipment are summarized as follows (in thousands):

                                                                     December 31,
                                                               ------------------------
                                                                 2000          1999
                                                               ----------    ----------
              Machinery and equipment                          $    3,262    $    7,396
              Computer equipment and software                         383         2,341
              Furniture and fixtures                                   48           662
              Leasehold improvements                                   47           295
                                                               ----------    ----------
                                                                    3,740        10,694
              Less:
                   Accumulated depreciation and amortization       (2,552)       (5,600)
                                                               ----------    ----------
                                  Total                        $    1,188    $    5,094
                                                               ==========    ==========

(7)      Other Intangible Assets

         Other intangible assets are summarized as follows (in thousands):

                                                           December 31,
                                                     ------------------------
                                                       2000          1999
                                                     ----------    ----------
          Investment in technology associated with
               optical networking products           $    1,407    $    1,407
          Other intellectual property                       105           105
                                                     ----------    ----------
                                                          1,512         1,512
          Less accumulated amortization                  (1,512)         (951)
                                                     ----------    ----------
                                                     $       --    $      561
                                                     ==========    ==========

(8)      Notes Payable

         Notes payable consist of the following (in thousands):

                                                                                    December 31,
                                                                  -------------------------------------------------
                                                                           2000                      1999
                                                                  -----------------------   -----------------------
                                                                   Current      Long Term     Current     Long Term
                                                                  ----------   ----------   ----------   ----------
          Payable to The Coastal Corporation Second Pension
          Trust ("Coastal") (A)                                   $       --   $       --   $       --   $    9,214
          Payable to St. James Capital Partners, L.P. and SJMB,
          L.P. (collectively "St. James") (B)
                                                                          --           --        2,000        6,000
          Other (C)                                                      100           --          340           50
                                                                  ----------   ----------   ----------   ----------
                                                                  $      100   $       --   $    2,340   $   15,264
                                                                  ==========   ==========   ==========   ==========

         (A) Payable under a series of notes and credit agreements, due July 31, 2000. In August 1999 all amounts were combined under an Amended and Restated Revolving Credit Facility. This facility provided for borrowings of up to $12.0 million, subject to a borrowing base, as defined, and subject to the discretion of Coastal, with interest payable quarterly at prime plus 3.5%. The facility was secured by a first lien on the Company's accounts receivable, inventory and related assets and a pledge of the stock of the Company's subsidiaries, subject to an inter-creditor agreement with St. James. Amounts outstanding under the facility were due July 31, 2000; however, in March, 2000 all amounts outstanding were repaid from the proceeds from the sale of common stock.

         (B) Payable pursuant to a credit facility due July 31, 2000, with interest payable at maturity at a fixed rate of 7%. Borrowings were secured by a second lien on the Company's accounts receivable, inventory and related assets and by a pledge of the stock of the Company's subsidiaries, subject to an inter-creditor agreement with Coastal. In August, 1999 this facility was amended and $3,000,000 of the then outstanding balance was repaid by the issuance of 3,864,271 shares of common stock. In addition, St. James was granted the right to exchange any or all remaining balance for common stock at a rate per share equal to the greater of $1.08 and 66 2/3% of the market price of the Company's common stock at the time of the exchange. This amendment resulted in a beneficial conversion feature in the amount of $1,054,000 which amount has been reflected as a loss on retirement of debt in the accompanying statements of operations. In January, 2000 St. James converted $6,000,000 outstanding under the Facility into 3,645,182 shares of common stock, pursuant to the terms of the amended agreement. In April, 2000 St. James converted $1,500,000 of debt into 767,573 shares of common stock and in June, 2000 converted the remaining balance of approximately $800,000 into 445,683 shares of common stock.

         (C) Includes $100,000 payable to an officer and director under a demand note bearing interest of prime plus 3% and which may be converted into common stock at the option of the holders at the rate of $1.00 per share.

(9)      Lease Commitments

         The Company leases office space and certain equipment under leases expiring at various dates through 2005. Rental expense under operating leases was approximately $1,284,000, $1,345,000 and $1,607,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

         Future minimum commitments as of December 31, 2000 under operating leases are as follows (in thousands):


              Years ending December 31,
              2001                                           $             933
              2002                                                         822
              2003                                                         718
              2004                                                         412
              2005                                                          85
                                                             -----------------
                   Total minimum lease payments              $           2,970
                                                             =================

(10)     Employee Benefit Plans

         The Company sponsors defined contribution 401(k) plans for substantially all employees. Pursuant to the plans, employees may request the Company to deduct and contribute amounts from their salary on a pre-tax basis. Employee contributions are subject to certain limitations and the Company may make matching contributions, at its discretion. The Company may also make discretionary contributions in addition to matching contributions. Company contributions vest ratably over periods of four to five years, beginning in the second or first year of employment, respectively. Company contributions to the plans were $231,000, $326,000 and $406,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

(11)     Income Taxes

         Significant components of the provision for income taxes attributable to continuing operations for the years ended December 31, 2000, 1999 and 1998 are as follows (in thousands):

                                           2000         1999         1998
                                         ----------   ----------   ----------
            Current
               Federal                   $       --   $       --   $       --
               State                             --           --           94
                                         ----------   ----------   ----------
                      Total current                                        94
                                         ----------   ----------   ----------
            Deferred:
               Federal                           --           --          (48)
               State                                                       --
                                         ----------   ----------   ----------
                      Total deferred             --           --          (48)
                                         ----------   ----------   ----------
            Total current and deferred   $       --   $       --   $       46
                                         ==========   ==========   ==========

         The difference between the actual income tax benefit and the benefit computed by applying the statutory corporate income tax rate of 34% to pretax losses from continuing operations is attributable to the following (in thousands):

                                                      Years ended December 31,
                                                 --------------------------------
                                                   2000        1999        1998
                                                 --------    --------    --------
             Computed expected tax benefit       $(10,054)   $(10,060)   $(14,667)
             Increase in valuation allowance        9,328       9,837      11,349
             Permanent items                          251         394         315
             Writeoff of goodwill                      --          --       2,494
             Other                                    475        (171)        555
                                                 --------    --------    --------
                         Tax expense (benefit)   $     --    $     --    $     46
                                                 ========    ========    ========

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2000 and 1999 are as follows (in thousands):

                                                                            December 31,
                                                                      ----------------------
                                                                        2000          1999
                                                                      --------    ----------
            Deferred tax assets:
                 Preacquisition net operating loss carryforwards      $  4,831    $    4,831
                 Postacquisition net operating loss carryforwards       42,287        34,988
                 Accounts receivable                                       575           372
                 Inventories                                             2,026         1,152
                 Property and equipment                                    748            --
                 Software development costs                                393            --
                 Accrued liabilities                                       666           657
                 Alternative minimum tax and other credit
                     carryforwards                                          38           298
                 Other                                                      78           16
                                                                      --------    ----------
                                                                        51,642        42,314
                 Less valuation allowance                              (51,597)      (42,269)
                                                                      --------    ----------
            Deferred tax assets                                             45            45
            Deferred tax liabilities                                       (45)          (45)
                                                                      --------    ----------
                                                                      $     --    $       --
                                                                      ========    ==========

         At December 31, 2000, the Company had federal operating loss carryforwards of approximately $138,582,000 and tax credit carryforwards of $38,000. The future utilization of $14,210,000 of the preacquisition net operating losses and the credit carryforwards related to the acquisition of companies will be limited under Internal Revenue Code Sections 382 and 383. The tax benefits from the utilization of the preacquisition operating loss carryforwards and the tax credits will be credited to goodwill when realized.

         Following is a summary of the carryforwards and the expiration dates as of December 31, 2000 (in thousands):

                                                                                              Expiration
                                                                         Amounts                 Dates
                                                                       ------------           ----------
            Postacquisition net operating loss carryforwards              $124,372             2012-2020
            Preacquisition net operating loss carryforwards                 14,210             2008-2009
            Alternative minimum tax credit                                      38                 --

(12)     Warrant Issuances

         The Company has issued various series of warrants in connection with debt and equity financings, and as compensation for investment banking and other services. As of December 31, 2000 there are outstanding warrants to purchase 31,700,573 shares of the Company's common stock as follows:

            Shares Subject to Warrants           Exercise Price        Expiration Date
            ------------------------------     ------------------     -------------------
                   26,017,308                        $0.75            6-30-02 to 8-12-04
                    1,100,000                    $1.00 to $2.00       2-12-01 to 1-27-05
                    3,545,000                    $2.01 to $3.00       2-12-01 to 12-31-03
                    1,038,265                  Greater than $3.00     6-7-01   to 5-20-03

         All of the warrants outstanding above are exercisable except for 7,600,000 which may not be exercised until April 15, 2001 and 7,600,000 which may not be exercised until October 15, 2001. Warrants for 19,500,000 common shares may be redeemed by the Company any time at a price of $6.75 per share. In February and March of 2000, warrants for the purchase of 2,495,000 shares of common stock were exercised, resulting in net proceeds to the Company of approximately $5,180,000.

         The issuance of warrants during the three year period ended December 31, 2000 is as follows:

         2000

         In January, 2000 the Company issued warrants for the purchase of 4,780,166 shares of common stock in connection with a private placement of common stock.

         In November, 2000 the Company issued warrants for the purchase of 19,500,000 shares of common stock in connection with the settlement with St. James involving the anti-dilution provisions of warrants previously issued to St. James. In connection with this settlement St. James returned to the Company, and the Company cancelled, warrants for the purchase of 2,035,000 shares of common stock.

         1999

         In August, 1999 and December, 1999 the Company issued to Coastal warrants for the purchase of 1,067,308 and 5,000,000 shares of common stock , respectively. These warrants were issued in connection with restructuring of the Company's capital structure and the purchase of the Company's common stock. As a part of the December, 1999 transaction the August warrants and warrants for the purchase of 450,000 shares of common stock previously issued to Coastal were amended to adjust the exercise price to $0.75. The value of the warrants issued in August, which was attributable to the refinancing of debt of approximately $707,000 based on a Black-Scholes pricing model has been treated as deferred financing costs and is being amortized over the remaining term of the debt.

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

 (13)    Employee Stock Option Plan

         In 1995, the Company adopted a stock option plan (the "Plan") pursuant to which the Company's Board of Directors may grant stock options to directors, officers and key employees. The Plan, as amended by the shareholders in June 2000, authorizes grants of options to purchase up to 8,000,000 shares of authorized common stock. The exercise price for stock options granted may range from 75% to 110% of the fair market value of the shares on the date of grant. All stock options have 10-year terms and vest and become fully exercisable according to schedules determined by the Board of Directors, generally one-third on each of the first three anniversaries of the date of grant. At December 31, 2000, there were 2,469,695 shares available for grant under the Plan. The Plan replaced a predecessor plan which continues only to the extent that there are 140,000 unexercised options outstanding at December 31, 2000.

         The per share weighted-average fair value of stock options granted during 2000, 1999 and 1998 was $1.77, $0.64 and $1.91, respectively, on the dates of grants. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted-average assumptions:

                                                            Years ended December 31,
                                           --------------------------------------------------
                                               2000               1999                1998
                                           ------------     ---------------      ------------
              Expected dividend yield        0%               0%                  0%
              Stock price volatility         130%             100%                75%
              Risk free interest rate        6.2%             4.6%                5.7%
              Expected option term           3 to 5 years     3 years             3 years

         The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, has recognized compensation expense with respect to certain options granted at exercise prices less than the stock's market value on the date of grant. During the year ended December 31, 1998, the Company recognized compensation expense of $101,000.

         Had the Company determined compensation cost based on the fair value on the grant date for its stock options under SFAS No. 123, the Company's net losses would have been increased to pro forma amounts as follows:

                                                                   Years ended December 31,
                                                            -------------------------------------
                                                              2000          1999          1998
                                                            ----------   ----------    ----------
                                                                      $ (in Thousands)
              Net  loss allocable to common shareholders:
                   As reported                              $  (30,538)  $  (34,517)   $  (46,105)
                   Pro forma                                $  (33,085)  $  (37,693)   $  (52,107)

              Loss per share:
                   As reported                              $    (0.37)  $    (0.74)   $    (1.78)
                   Pro forma                                $    (0.40)  $    (0.81)   $    (2.01)

            Stock option activity during the periods indicated was as follows:

                                                       Years ended December 31,
                                           -----------------------------------------------
                                               2000             1999             1998
                                           -------------    -------------    -------------
        Number of options:
            Outstanding, beginning of
              period                           4,372,197        4,031,044        3,271,000
            Granted                            2,458,000        1,913,000        3,488,000
            Exercised                           (452,159)              --         (226,450)
            Canceled                            (847,733)      (1,571,847)      (2,501,506)
                                           -------------    -------------    -------------
            Outstanding, end of period         5,530,305        4,372,197        4,031,044

        Weighted average exercise price:
            Outstanding, beginning of
        period                             $        1.39    $        2.23    $        3.93
            Granted                                 2.05             1.13             2.98
            Exercised                               2.61               --             1.76
            Canceled                                1.91             2.14             5.54
            Outstanding, end of period     $        1.50    $        1.39    $        2.23

         In October 1999 the exercise price of 1,535,000 options was reduced to $1.00 per share from approximately $2.00 per share.

         At December 31, 2000, 1999 and 1998, the number of options exercisable was 2,169,995, 2,066,675, and 1,316,341, respectively, and the weighted-average exercise price of those options was $1.40, $1.92, and $2.49, respectively.

         At December 31, 2000, the weighted-average remaining contractual life of outstanding options was 8.75 years and the range of exercise prices is shown in the following table:

                                            Options outstanding                                    Options exercisable
                           ------------------------------------------------------          -----------------------------------
                              Weighted                                   Weighted                                  Weighted
                              average                                    average                                   average
    Exercise prices          remaining             Option shares         exercise          Option shares           exercise
       per share           contractual life         outstanding           price             exercisable             price
    ---------------        ----------------        ------------      ----------------      -------------      ----------------
     $1.000-1.500              9.10 years          4,056,667              $1.038             1,565,364              $1.016
     $1.688-2.660              8.00                  533,638              $2.188               454,631              $2.213
     $3.000-3.156              8.60                  940,000              $3.113               150,000              $3.000

(14)     Contingencies

         The Company is contingently liable for certain potential liabilities related to its discontinued operations. Specifically, under a stock purchase agreement dated October 3, 1995 ("1995 Agreement"), the Company agreed to indemnify Savage Sports Corporation, the purchaser of Savage Arms, Inc. (a manufacturer of firearms), for certain product liability, environmental clean-up costs and other contractual liabilities, including certain asserted successor liability claims. One of the liabilities assumed involves a firearms product liability lawsuit filed in Alaska Superior Court (the "Taylor litigation"). The Company is informed that a defendant in the Taylor litigation, Western Auto Supply Co., settled the lawsuit for $5 million and, in turn, has asserted a third-party claim against Savage Arms, Inc. for indemnification in the amount of the settlement plus attorneys' fees and related costs. Savage Arms has asserted defenses to the claims and the Company believes additional defenses may be available. Based on the information available to date, it is impossible to predict the outcome of this litigation or to assess the probability of any verdict.

         A shareholders class action lawsuit was filed in the U. S. District Court for the Northern District of Texas purported to have been filed on behalf of all persons and entities who purchased Intelect common stock during the period between February 24, 1998 and November 17, 1998. The named defendants include the Company and certain former and present officers and directors of the Company. The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making false and misleading statements concerning Intelect's reported financial results during the period, primarily relating to revenue recognition, asset impairment and capitalization issues. The plaintiffs seek monetary damages, interest, costs and expenses. The Company intends to defend the suit vigorously in all aspects.

         In June 2000 Savage filed suit against the Company in Superior Court in Hampton County, Massachusetts seeking reimbursement from the Company of various amounts related to a settlement of various product liability claims between Savage and Emhart Industries, Inc. In January 2001 the Company and Savage entered into a settlement agreement disposing of this litigation. Pursuant to the agreement the Company agreed to pay Savage approximately $1,200,000 over two years, including approximately $600,000 upon the signing of the agreement, and agreed to contribute towards the annual cost of product liability insurance which covers any future claims. The settlement was recorded in the financial statements as of December 31, 2000.

         During 2000 the Company settled a dispute with a former professional service provider which resulted in cash and non-cash proceeds to the Company totaling approximately $1,070,000.

 (15)    Segments of Business and Geographic Areas

         The Company's primary business segments consist of (a) optical networking equipment in which the Company designs, develops, manufactures and markets optical networking equipment used in the telecommunications industry; (b) design services in which the Company provides advanced product and system design services to other companies in the telecommunications industry; and (c) digital signal processor
         (DSP) in which the Company provides state-of-the-art digital processing products to product manufacturers and application developers.

         The accounting policies of the segments are the same as those described in the significant accounting policies and practices (Note 2).

         Sales to external customers (in thousands):

                                        Years ended December 31,
                                 ------------------------------------
                                    2000         1999         1998
                                 ----------   ----------   ----------
Optical networking equipment     $    6,994   $    9,479   $    6,410
Design services                       7,002        4,596        8,147
Digital signal processor (DSP)        3,599        1,411        2,690
Other                                 1,155        1,213        2,094
                                 ----------   ----------   ----------
Worldwide total                  $   18,750   $   16,699   $   19,341
                                 ==========   ==========   ==========

         Included in the above were direct and indirect export sales of (in thousands):


                                 ----------   ----------   ----------
          Worldwide total        $    2,025   $      748   $    4,068
                                 ==========   ==========   ==========

         Segment-specific margins (gross profit less total engineering and development costs, including capitalized software, and asset write downs for the segment) (in thousands):

                                                    Years ended December 31,
                                            --------------------------------------
                                               2000          1999          1998
                                            ----------    ----------    ----------
          Optical networking equipment      $  (15,463)   $   (6,734)   $  (10,792)
          Design services                          597          (544)        2,002
          Digital signal processor (DSP)        (1,347)         (641)          402
          Other                                    (99)       (4,465)      (13,418)
                                            ----------    ----------    ----------
            Subtotal segment specific          (16,312)      (12,384)      (21,806)
          Capitalized software                     896           606         1,988
          All other expenses                   (14,646)      (13,720)      (18,969)
                                            ----------    ----------    ----------
             Operating loss                 $  (30,062)   $  (25,498)   $  (38,787)
                                            ==========    ==========    ==========

         Assets, capital expenditures and depreciation are identifiable only by combined segments, as grouped below (in thousands):

                                                         At December 31,
                                            --------------------------------------
          ASSETS                               2000          1999          1998
                                            ----------    ----------    ----------
          Optical networking equipment
             and other                      $    8,902    $   15,638    $   20,906
          Design services and DSP                8,450         6,790         8,200
          Not allocable to a segment             6,652         1,914         3,364
                                            ----------    ----------    ----------
          Worldwide total                   $   24,004    $   24,342    $   32,470
                                            ==========    ==========    ==========

                                                     Years ended December 31,
                                            --------------------------------------
                                               2000          1999          1998
                                            ----------    ----------    ----------
          CAPITAL EXPENDITURES
          Optical networking equipment
             and other                      $    1,165    $      876    $    1,662
          Design services and DSP                  688            99           354
          Not allocable to a segment                35            70            19
                                            ----------    ----------    ----------
          Worldwide total                   $    1,888    $    1,045    $    2,035
                                            ==========    ==========    ==========

          DEPRECIATION
          Optical networking equipment
             and other                      $    1,509    $    1,545    $    1,161
          Design services and DSP                  531           471           396
          Not allocable to a segment                16            31           145
                                            ----------    ----------    ----------
          Worldwide total                   $    2,056    $    2,047    $    1,702
                                            ==========    ==========    ==========


(16)     Related Party Transactions

         During the years ended December 31, 2000, 1999 and 1998 the Company paid legal fees in the amounts of $379,000, $1,503,000 and $869,000 respectively for legal services from a law firm affiliated with a former director.

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

(17)     Significant Customers and Concentration of Credit Risk

         In 2000 three customers accounted for 18%, 18% and 13%, respectively, of consolidated net revenues.

         In 1999 three customers accounted for 19%, 14% and11%, respectively, of consolidated net revenue.

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

(18)     Supplemental Disclosure of Cash Flow Information

                                                                       Years ended December 31,
                                                              ----------------------------------------
                                                               2000            1999             1998
                                                              -------         -------         --------
                                                                          (in thousands)
             Cash paid during the period for:
                 Interest                                     $   665         $   622         $  1,126

         Noncash Financing and Investment Transactions

         During the year ended December 31, 2000 the Company recorded the following non-cash financing transaction:

         o Issued common stock in repayment of approximately $8,300,000 of interest and principal on a note payable

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

(19)     Valuation and Qualifying Accounts

                                                                     Additions         Additions
                                                  Balance at         charged to        charged to                       Balances at
                                                  beginning          costs and           other                             end
                                                  of period          expenses           accounts      Deductions        of period
                                                ---------------    -------------       ----------    ------------     -------------
                                                                                     (in thousands)
       Allowance for doubtful accounts:
       For the year ended December 31, 2000     $         1,228    $       1,322        $     --     $     859(a)      $   1,691
       For the year ended December 31, 1999     $           870    $         810        $     --     $     452(a)      $   1,228
       For the year ended December 31, 1998     $           541    $       4,206        $     --     $   3,877(a)      $     870

         Notes:

            (a) Accounts written off

(20) Quarterly Information (Unaudited)

                                                      Quarter ended:
                                   -----------------------------------------------------
                                   March 31       June 30     September 30   December 31
                                   --------      --------     ------------   -----------
                                        (In thousands, except per share amounts)
Year ended December 31, 2000:
Net revenue                        $ 4,584        $ 5,030        $ 4,162       $  4,974
Gross profit (loss)                $   350        $  (325)       $   (34)      $   (899)
Net income (loss)                  $(4,552)       $(4,690)       $(4,627)      $(15,703)
Net income (loss) per share        $ (0.77)       $ (0.06)       $ (0.05)      $  (0.18)

Year ended December 31, 1999:
Net revenue                        $ 3,123        $ 7,193        $ 1,662       $  4,721
Gross profit (loss)                $  (606)       $ 1,846        $(1,468)      $ (1,510)
Income (loss) before
  extraordinary item               $(7,904)       $(4,687)       $(8,197)      $ (7,747)
Net income (loss)                  $(7,904)       $(4,687)       $(9,251)      $ (7,747)
Income (loss) per share
  before extraordinary item        $ (0.24)       $ (0.16)       $ (0.21)      $  (0.13)
Net income (loss) per share        $ (0.24)       $ (0.16)       $ (0.23)      $  (0.13)


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            The Company will file with the Securities and Exchange Commission a definitive Proxy Statement no later than 120 days after the close of its fiscal year ended December 31, 2000 (the "Proxy Statement"). The information required by this Item is incorporated by reference from the Proxy Statement.

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

Exhibit      Description of Exhibit
-------      ----------------------

3.1 Amended and Restated Certificate of Incorporation of the Company, as currently in effect (2)

3.3          Amended and Restated By-Laws of the Company (1)

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

Exhibit      Description of Exhibit
-------      ----------------------

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

4.26 Form of Registration Rights Agreement between the Company and the Buyers, dated as of December 22, 1998 (7)

4.27         Form of Warrant to Purchase Common Stock of Intelect
             Communications, Inc. at an exercise price of $2.998 (7)

4.28         Form of Warrant to Purchase Common Stock of Intelect
             Communications, Inc., issued as of December 2, 1998 (7)

4.29 Form of Warrant issued to Grayson and Associates to purchase 70,063 shares of Common Stock (29)

4.31         Form of Warrant to Purchase Common Stock of Intelect
             Communications, Inc. issued to St. James Parties dated November 30, 2000 (7)

4.32         Registration Rights Agreement between the Company and Coastal (15)

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

4.44 Form of Registration Rights Agreement dated January 27, 2000 between Intelect Communications, Inc., the Investors names therein, and Stonegate (18)

4.45 Warrant issued to Alpine Capital Partners, Inc. to purchase 250,000 shares of common stock of Intelect Communications, Inc. at $7.50 per share (19)

4.46         Warrant issued to Peter Ianace by Intelect Communications, Inc.
             dated February 10, 2000 exercisable as to 115,000 shares of Common Stock (19)

4.47 Form of Warrant issued to Stonegate affiliates to purchase common stock of Intelect Communications, Inc. at $6.00 per share, subject to adjustment (20)

4.48 Form of Registration Rights Agreement dated March 14, 2000 between Intelect Communications, Inc., the Investors named therein, and Stonegate (20)

4.49 Form of Amended and Restated Promissory Notes held by affiliates, convertible into Common Stock of the Company at a rate of $1.00 per share (30)

10.1 Employment Agreement between the Company and Herman Frietsch and Amendment thereto* (30)

10.2 Stock Purchase Agreement dated October 3, 1995 by and among Intelect (Bermuda), Savage Corporation and Savage Sports Corporation (21)

Exhibit        Description of Exhibit
-------        ----------------------

10.3 Employment Agreement dated as of April 1, 1996 between the Company and Eugene Helms*(22)

10.5 Lease Agreement between TCIT Dallas Industrial and Intelect Network Technologies, dated February 25, 1997 (24)

10.6 Lease Agreement between Campbell Place One Joint Venture and DNA Enterprises, dated February 1, 1997 (24)

10.7 Settlement Agreement and Mutual Release dated November 30, 2000 among the Company and the St. James Parties (29)

10.33 Subscription Agreement for Common Stock Units dated December 17, 1999 between Intelect and Coastal (17)

10.34 Settlement Agreement and Mutual Release dated February 2, 2000 between Intelect Communications, Inc., Intelect Network Technologies Company, Intelect Communications, Inc. and Richard Dzanski (18)

10.35        Amended and Restated Stock Incentive Plan *(31)

21.1         Subsidiaries of the Company

23.1         Consent of Grant Thornton LLP

---------

* Management contract or other compensatory plan or arrangement.

(1) Incorporated herein by reference to the Company's Form S-4 filed October 30, 1997

(2) Incorporated herein by reference to the Company's Form 8-K filed on February 1, 2001

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

(21) Incorporated herein by reference to the Company's Form 8-K dated November 10, 1995

(22) Incorporated herein by reference to the Company's Form 10-Q filed November 13, 1996

(24) Incorporated herein by reference to the Company's Form 10-Q filed May 15, 1997

(25) Incorporated herein by reference to the Company's Form 10-Q filed November 13, 1997

(29) Incorporated herein by reference to the Company's Form 8-K filed on December 4, 2000

(30) Incorporated herein by reference to the Company's Form 10-K filed on March 30, 2000

(31) Incorporated herein by reference to the Company's Definitive Proxy Statement filed on April 30, 1999

             C. The Registrant has not filed any reports on Form 8-K during the last quarter of the period covered by this Report, except as follows:

                 Form 8-K filed on December 4, 2000 - Item 5 "Other Events."

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        TERAFORCE TECHNOLOGY CORPORATION
                                  (Registrant)

Date:  March 30, 2001                       By: /s/ HERMAN M. FRIETSCH
                                                --------------------------------
                                                Herman M. Frietsch
                                                Chief Executive Officer

            Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2001.

/s/ HERMAN M. FRIETSCH                                  /s/ ANTON VON AND ZU LIECHTENSTEIN
-----------------------------------------------        -------------------------------------------
  Herman M. Frietsch                                   Anton von and zu Liechtenstein, Director
  Chief Executive Officer and Director
  (Principal Executive Officer)


/s/ ROBERT P. CAPPS                                    /s/ ROBERT E. GARRISON, II
-----------------------------------------------        -------------------------------------------
  Robert P. Capps                                      Robert E. Garrison, II, Director
  Chief Financial Officer
  (Principal Financial and Accounting Officer)


                                                       /s/ DAVID YEDWAB
                                                       -------------------------------------------
                                                       David Yedwab, Director

                                 EXHIBIT INDEX


EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
 21.1             Subsidiaries of the Company

 23.1             Consent of Grant Thornton LLP