Form 10-Q
period 2001-03-31
TERAFORCE TECHNOLOGY CORP
filed 2001-05-15
CIK 316672

================================================================================




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                              --------------------

                                   FORM 10 - Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                         Commission File Number 0-11630

                              ---------------------

                        TERAFORCE TECHNOLOGY CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

                   DELAWARE                                     76-0471342
       (State or Other Jurisdiction of                       (I.R.S. Employer
        Incorporation or Organization)                     Identification No.)

  1240 EAST CAMPBELL ROAD, RICHARDSON, TEXAS                      75081
   (Address of Principal Executive Offices)                     (Zip Code)

                                  469-330-4960
              (Registrant's Telephone Number, Including Area Code)

                                   ----------

           Securities Registered Pursuant to Section 12 (b) of the Act
                                      None

           Securities Registered Pursuant to Section 12 (g) of the Act
                     Common Stock, par value $0.01 per share
                                (Title of Class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 86,098,850 shares of Common Stock outstanding as of April 30, 2001.


================================================================================

                TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                                      PAGE
PART I    FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

          Consolidated Balance Sheets of the Company
          at March 31, 2001 (unaudited) and December 31, 2000                             2

          Consolidated Statements of Operations of the Company
          (unaudited) for the three months ended March 31, 2001 and 2000                  3

          Consolidated Statements of Cash Flows of the Company
          (unaudited) for the three months ended March 31, 2001 and 2000                  4

          Notes to Consolidated Financial Statements                                      5

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                                             7

ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK                      11

PART II   OTHER INFORMATION

ITEM 4    SUBMISSION OF MATTERS TO VOTE OF SHAREHOLDERS                                  11

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K                                               11

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                 (Thousands of dollars, except per share data)


                                                                                March 31,     December 31,
                                                                                  2001             2000
                                                                              ------------    ------------
                                                                               (unaudited)
                                      Assets
Current assets:
   Cash and cash equivalents                                                  $      1,153    $      5,587
   Investments                                                                         110             110
   Accounts receivable net of allowances of $1,625 in 2001
       and $1,691 in 2000                                                            4,345           5,558
   Assets held for sale                                                              3,898           4,893
   Inventories                                                                       3,889           2,175
   Prepaid expenses                                                                    526             482
                                                                              ------------    ------------
                           Total current assets                                     13,921          18,805

Property and equipment, net                                                          1,168           1,188
Goodwill, net                                                                        3,186           3,354
Other assets                                                                           630             657
                                                                              ------------    ------------
                                                                              $     18,905    $     24,004
                                                                              ============    ============

                       Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                           $      2,503    $      2,121
   Accrued liabilities and other                                                     1,896           2,472
                                                                              ------------    ------------
                           Total current liabilities                                 4,399           4,593

Stockholders' equity:
Common Stock, $.01 par value.  Authorized 200,000,000 shares;
    86,098,850 shares issued in 2001 and 2000                                          861             861
Additional paid-in capital                                                         181,381         181,381
Accumulated deficit                                                               (166,149)       (161,244)
                                                                              ------------    ------------
                                                                                    16,093          20,998
Less 400,474 shares of common stock in treasury
   in 2001 and 2000 - at cost                                                       (1,587)         (1,587)
                                                                              ------------    ------------
                           Total stockholders' equity                               14,506          19,411
                                                                              ------------    ------------
                                                                              $     18,905    $     24,004
                                                                              ============    ============


See accompanying notes to consolidated financial statements

                TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                  (Thousands of dollars, except per share data)


                                                                         Three Months Ended March 31,
                                                                         ----------------------------
                                                                              2001           2000
                                                                         ------------    ------------
                                                                                  (unaudited)
Net revenue                                                              $      4,565    $      4,584
Cost of revenue                                                                 4,435           4,408
                                                                         ------------    ------------
                Gross profit                                                      130             176
                                                                         ------------    ------------

Expenses:
   Engineering and development                                                  1,547           1,066
   Selling and administrative                                                   3,279           2,931
   Amortization of goodwill                                                       168             168
                                                                         ------------    ------------
                                                                                4,994           4,165
                                                                         ------------    ------------
                Operating loss                                                 (4,864)         (3,989)
                                                                         ------------    ------------

Other income (expense):
   Interest expense                                                                (4)           (738)
   Interest income and other                                                      (37)            175
                                                                         ------------    ------------
                                                                                  (41)           (563)
                                                                         ------------    ------------
                Loss before income taxes                                       (4,905)         (4,552)

Income tax expense                                                                 --              --
                                                                         ------------    ------------
     Net loss                                                            $     (4,905)   $     (4,552)
                                                                         ============    ============


Dividends on preferred stock                                                       --            (966)
                                                                         ------------    ------------

Loss allocable to common stockholders                                    $     (4,905)   $     (5,518)
                                                                         ============    ============

Basic and diluted loss per share:

     Net loss per share                                                  $      (0.06)   $      (0.07)
                                                                         ============    ============

Weighted average number of common shares outstanding (thousands)               85,698          76,141
                                                                         ============    ============

See accompanying notes to consolidated financial statements.

                TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (Thousands of dollars)



                                                                          Three Months Ended March 31,
                                                                         ------------------------------
                                                                              2001            2000
                                                                         -------------    -------------
                                                                                  (unaudited)
Cash flows from operating activities:
   Net loss                                                              $      (4,905)   $      (4,552)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
        Depreciation and amortization                                              310            1,081
        Amortization of loan discount                                               --              426
        Other                                                                       27              115
        Noncash operating expenses                                                  --              579
        Change in operating assets and liabilities:
             Accounts receivable                                                 1,214              492
             Inventories                                                        (1,714)            (623)
             Decrease in assets held for sale                                      995               --
             Other assets                                                          (43)             103
             Accounts payable and accrued liabilities                             (195)          (1,587)
                                                                         -------------    -------------
               Net cash used in operating activities                            (4,311)          (3,966)
                                                                         -------------    -------------

Cash flows from investing activities:
   Capital expenditures                                                           (139)            (508)
   Software development costs                                                       --             (308)
   Investment and other                                                             16             (500)
                                                                         -------------    -------------
               Net cash used in investing activities                              (123)          (1,316)
                                                                         -------------    -------------

Cash flows from financing activities:
   Proceeds from issuance of common shares                                          --           42,713
   Principal payments on notes payable                                              --           (9,654)
   Redemption of preferred shares                                                   --           (7,493)
   Proceeds from exercise of common stock warrants                                  --            5,180
   Proceeds from exercise of employee stock options                                 --              950
   Dividends paid                                                                   --             (966)
   Proceeds from issuance of notes payable and other                                --              394
                                                                         -------------    -------------
               Net cash provided by financing activities                            --           31,124
                                                                         -------------    -------------

Net increase (decrease) in cash and cash equivalents                            (4,434)          25,842
Cash and cash equivalents, beginning of period                                   5,587               --
                                                                         -------------    -------------
Cash and cash equivalents, end of period                                 $       1,153    $      25,842
                                                                         =============    =============

See accompanying notes to consolidated financial statements.

                        TERAFORCE TECHNOLOGY CORPORATION
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                 March 31, 2001


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

         The accompanying consolidated financial statements do not include certain footnotes and financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

INVENTORIES

         The components of inventories are as follows:

                                        March 31,    December 31,
                                          2001           2000
                                      ------------   ------------
                                             ($ Thousands)
Raw materials                         $      2,737   $      1,859
Work in process                              1,126            289
Finished goods                                  26             27
                                      ------------   ------------
                     Total            $      3,889   $      2,175
                                      ============   ============

SEGMENTS OF BUSINESS

         Revenue by business segment:

                                      Three Months Ended March 31,
                                      ----------------------------
                                          2001           2000
                                      ------------   ------------
                                             ($ Thousands)
Optical networking equipment          $      1,555   $      2,074
Design services                              1,511          1,509
Digital signal processor (DSP)               1,318            840
Other                                          181            161
                                      ------------   ------------
                                      $      4,564   $      4,584
                                      ============   ============

         Segment-specific margins (gross profit less total engineering and development costs, including capitalized software for the segment):

                                           Three Months Ended March 31,
                                           ----------------------------
                                              2001             2000
                                           ------------    ------------
                                                 ($ Thousands)
Optical networking equipment               $       (905)   $     (1,238)
Design services                                     250              82
Digital signal processor  (DSP)                     (21)             61
Other                                              (741)           (104)
                                           ------------    ------------
   Subtotal segment specific                     (1,417)         (1,199)
Capitalized software                                 --             308
All other expenses                               (3,447)         (3,098)
                                           ------------    ------------
           Operating loss                  $     (4,864)   $     (3,989)
                                           ============    ============


Assets identifiable only by combined segments:

                                           At March 31,   At December 31,
                                               2001           2000
                                           ------------   ---------------
                                                  ($ Thousands)
Optical networking equipment and other     $      6,491   $      8,902
Design services and DSP                          10,455          8,450
Not allocable to a segment                        1,959          6,652
                                           ------------   ------------
           Total                           $     18,905   $     24,004
                                           ============   ============

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE PERIOD ENDED MARCH 31, 2001

FORWARD LOOKING STATEMENT

         This Quarterly Report on Form 10-Q contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward looking statements include information about possible or assumed future results of our operations. Also, when we use any of the words "believes," "expects," "intends," "anticipates," or similar expressions, we are making forward looking statements. Examples of types of forward looking statements include statements on future levels of net revenue and cash flow, new product development and strategic plans. The forward looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, the forward looking statements. Factors that might cause such a difference include, but are not limited to, those relating to: general economic conditions in the markets in which the Company operates; the ability of the Company to execute its change in strategic direction, success in the development and market acceptance of new and existing products; dependence on suppliers, third party manufacturers and channels of distribution; customer and product concentration; fluctuations in customer demand; the ability to obtain and maintain access to external sources of capital; the ability to execute management's margin improvement and cost control plans; overall management of the Company's expansion; and other risk factors detailed from time to time in the Company's filings with the Securities and Exchange Commission.


COMPARISON OF FIRST QUARTER 2001 TO FIRST QUARTER 2000


         The following table shows the revenue and gross profit for the Company's products:

                                        Three Months Ended March 31,
                                       ------------------------------
                                           2001              2000
                                       -------------    -------------
                                               ($ Thousands)
Net revenue:
Optical networking equipment           $       1,555    $       2,074
Design services                                1,511            1,509
Digital signal processor (DSP)                 1,318              840
Other                                            181              161
                                       -------------    -------------
                                       $       4,565    $       4,584
                                       -------------    -------------
Gross profit (loss):
Optical networking equipment           $          --    $        (184)
Design services                                  250               82
Digital signal processor (DSP)                   420              371
Other                                           (540)             (93)
                                       -------------    -------------
                                       $         130    $         176
                                       -------------    -------------

NET REVENUE

         Net revenue from the sale of optical networking equipment declined $519,000, or 25% in the first quarter of 2001 compared to the first quarter of 2000. This reflects the Company's decision to dispose of the OmniLynx product line and to seek a transaction to sell the assets related to this operation. Net revenue from Design Services increased slightly in the first quarter of 2001 versus the same period a year ago. This is despite a slow-down in new projects in the telecommunications industry in general. Net revenue from the sale of DSP products increased $478,000, or 57%, in the

2001 first quarter versus the first quarter of 2000. The Company has continued to see an increase in demand for its DSP products. First quarter 2001 DSP product sales continue to relate primarily to the Company's product line based on Texas Instruments digital signal processors; however, new customer and new prospect activity indicate, management believes, growing demand for the product line based on the PowerPC line of RISC processors.

GROSS PROFIT

         As of December 31, 2000 all assets related to the OmniLynx product line were adjusted to the lower of cost and net realizable value. Accordingly, sales of these products during the first quarter of 2001 produced no gross profit. Gross profit from Design Services increased $168,000, or 205%, from the first quarter of 2000 to the first quarter of 2001 due to increased billing rates and improved utilization of staff. The gross profit from DSP product sales increased $49,000, or 13%, in the first quarter of 2001 compared to the first quarter of 2000. This increase reflects increased sales volumes partially offset by increased fixed costs related to production and testing capacity which has been put in place in anticipation of increased sales volumes. Other gross loss of approximately $540,000 in the first quarter of 2001 represents costs of production facilities of Intelect Network Technologies. These operations have been curtailed significantly and such costs are expected to be materially lower in subsequent periods.

ENGINEERING AND DEVELOPMENT (E&D) EXPENSE

         Engineering and development expense increased 45% to $1,547,000 in the first quarter of 2001 from $1,066,000 in the prior year period. The combined totals of these development costs were distributed by product line as follows:

                                           Three Months Ended March 31,
                                           ----------------------------
                                               2001           2000
                                           ------------   ------------
                                                  ($ Thousands)
Optical networking products                $        397   $        746
Digital signal processor (DSP)                      441            310
Other                                               709             10
                                           ------------   ------------
                                           $      1,547   $      1,066
                                           ============   ============

         Costs related to optical networking products in 2001 represent on-going development activities associated with the Aegean product line which is currently under development. Engineering activities related to DSP products during the first quarter of 2001 were primarily associated with the four processor or "quad" version of the PowerPC processor base line of products. Other engineering and development costs in 2001 include approximately $500,000 of costs related to the engineering organization of Intelect Network Technologies. In connection with the curtailment of this subsidiary's operations, on-going development activities were halted in the first quarter of 2001. Management does not expect there to be material engineering costs associated with this operation subsequent to the first quarter of 2001.

SELLING AND ADMINISTRATIVE EXPENSE

         Selling and administrative expenses increased $348,000, or 12%, in the first quarter of 2001 as compared to the first quarter of 2000. This increase reflects the increased marketing, sales and administrative activity related to the Company's DSP business and to a lesser extent its Design Services business. Approximately $1,380,000 of the 2001 amount relates to the operations of Intelect Network Technologies. As these activities have been significantly curtailed, management expects these costs to be materially lower in subsequent periods.

INTEREST EXPENSE

         Interest expense declined by $734,000 in the first quarter of 2001 as compared to the first three months of 2000. This decrease is due to the Company's repayment of all amounts due under a credit agreement in March 2000.

DIVIDENDS ON PREFERRED STOCK

         Preferred stock dividends of $966,000 in the first quarter of 2001 represent accrued dividends and a 10% redemption premium paid to effect the redemption of the Company's Series A Preferred Stock in March of 2000. Subsequent to this redemption the Company has no preferred stock outstanding.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2001 the Company has working capital of $9,522,000, including cash and marketable securities of $1,153,000. Included in working capital are assets held for sale with a book value of $3,898,000. These assets relate to the operations of Intelect Network Technologies and the OmniLynx product line and are carried at the lower of cost and net realizable value. The Company is currently actively pursuing the disposition of these assets and the related operations.

         Inventories as of March 31, 2001 increased $1,714,000 as compared to December 31, 2000. This reflects an increase in the inventory of components related to the Company's DSP products business. While the absolute level of these inventories can be expected to increase as the sales of DSP products increase, management expects the proportion of inventory levels to net revenues to decrease, at least temporarily. Shortages of critical components have eased somewhat in recent weeks, thereby allowing for lower inventory levels of such items.

         As of March 31, 2001 the Company has essentially no funded debt and no preferred stock outstanding.

OPERATING ACTIVITIES

         Net cash used in operations consisted of the $4,905,000 net loss, offset by $337,000 of non-cash charges and a net decrease of $257,000 in other operating assets and liabilities. The non-cash charges were primarily depreciation and amortization of intangible assets. Approximately $2,400,000 of the Company's operating loss in the first quarter of 2001 related to the operations of Intelect Network Technologies. As of April 30, 2001, the number of employees involved in these operations had been reduced to approximately 15, from approximately 100 at the beginning of the first quarter of 2001. The Company is continuing to explore transactions for the disposition of the OmniLynx product line and related assets. If sale of the operation or product line as a whole cannot be arranged, the Company intends to dispose of the related assets such as inventory and fixed assets. At that point it is anticipated that the headcount related to these operations will be reduced further. Notwithstanding the reduction in its operations, Intelect Network Technologies expects to continue to meet warranty obligations and to provide repair services to its existing customers.

INVESTING ACTIVITIES

         Investments during the first quarter of 2001 consisted primarily of $139,000 for fixed asset additions.

LIQUIDITY OUTLOOK

         As discussed above, management expects the cash flow utilized by the operations of Intelect Network Technologies and the OmniLynx product line to be materially lower subsequent to the first quarter of 2001. In addition management expects net revenue, and therefore cash flow, related to Design Services and DSP products to increase during 2001 such that the Company can generate positive cash flow from operations by the third quarter of 2001. Factors which could impact the Company's ability to reach this level of operations include, but are not limited to, receipt of orders for DSP products and the timing of such orders, the Company's ability to produce DSP products in a timely manner to meet such orders, and demand for the Company's Design Services, especially in light of the current general downturn in the telecommunications industry.

         In addition, management intends that new product development costs related to the Aegean and Centauri product lines will be funded in large part through strategic, third party investors in these projects. Accordingly, the Company does not intend to expend material capital for these projects. There can be no assurance that the Company will be successful in attracting such partners or that the amounts contributed will be sufficient to commercially develop such products. Indeed the current economic environment in the telecommunications and computing industry makes obtaining such financing more difficult than in earlier periods. In addition, the conditions under which such potential partners are willing to participate in these projects may be on terms which the Company finds unacceptable. If the Company is unable to attract sufficient capital from potential partners, or if capital is available only under terms the Company finds unacceptable, the Company may be required to delay or curtail the planned development of these projects or to expend its own capital.

         Based on the above factors, management expects to fund ongoing operations primarily from existing resources, including the collection of accounts receivable and the disposition of assets held for sale related to Intelect Network Technologies and the OmniLynx product line. If the anticipated operational improvements or realization of other assets do not materialize in the amounts or within the time frames anticipated, the Company could be forced to seek other sources of capital. These could include commercial banking facilities to provide working capital, especially related to DSP products business, and the issuance of debt or equity securities. There can be no assurance that these sources of financing will be available to the Company when needed or under terms which the Company finds acceptable. If the Company is unable to acquire such capital it could be required to curtail operations or to sell assets.

         The Company has received notice from the Nasdaq Stock Market, Inc. ("Nasdaq") that its common stock is subject to delisting from the Nasdaq SmallCap Market for failure to maintain a bid price of at least $1.00. The Company has appealed such determination and expects to have a hearing before a Nasdaq Qualifications Hearing Panel during the month of May, 2001. Should the Company be unsuccessful in its appeal, the Company's common stock will be delisted from the Nasdaq SmallCap Market. At such time the common stock may be eligible for listing on the OTC Bulletin Board operated by Nasdaq. Such market generally provides less liquidity than the Nasdaq SmallCap Market and certain institutional investors may not purchase stock in this market. Accordingly, the Company's ability to raise additional equity capital could be adversely affected.

CONTINGENT LIABILITIES

         As discussed in "ITEM 3 - Legal Proceedings" in the Company's Annual Report on Form 10-K, the Company is exposed to certain contingent liabilities which, if resolved adversely to the Company, would adversely affect its liquidity, its results of operations, and/or its financial position.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is not exposed to material risk with regard to financial investments.

                           PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SHAREHOLDERS

         The Company held a special meeting of stockholders on January 30, 2001 for the purpose of considering and voting on a proposal to amend the Company's Amended and Restated Certificate of Incorporation to change the name of the Company to TeraForce Technology Corporation. Stockholders approved the proposal by a vote of 80,258,262 for, with 523,807 against and 164,471 abstaining. No broker non-votes were reported.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         A. Listed below are all Exhibits filed as part of this report.

                None

         B. The Company has not filed any report on Form 8-K during the period covered by this Report, except as follows:

                Form 8-K filed January 5, 2001
                Form 8-K filed February 1, 2001
                Form 8-K filed March 5, 2001

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        TERAFORCE TECHNOLOGY CORPORATION.
                                  (Registrant)



Date:  May 14, 2001               /s/ ROBERT P. CAPPS
       ------------               ---------------------------------------------
                                  Robert P. Capps
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)




Date:  May 14, 2001               /s/ HERMAN M. FRIETSCH
       ------------               ---------------------------------------------
                                  Herman M. Frietsch
                                  Chief Executive Officer and Director
                                  (Principal Executive Officer)