Form 10-Q
period 2001-06-30
TERAFORCE TECHNOLOGY CORP
filed 2001-08-14
CIK 316672

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                         Commission File Number 0-11630

                                   ----------

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

                                   ----------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 87,088,850 shares of Common Stock outstanding as of July 31, 2001.


================================================================================

                TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                                                           PAGE
                                                                                                           ----
PART I             FINANCIAL INFORMATION

ITEM 1             FINANCIAL STATEMENTS

                   Consolidated Condensed Balance Sheets of the Company
                   at June 30, 2001 (unaudited) and December 31, 2000                                           2

                   Consolidated Condensed Statements of Operations of the
                   Company (unaudited) for the three months and six months ended
                   June 30, 2001 and 2000                                                                       3

                   Consolidated Condensed Statements of Cash Flows of the Company
                   (unaudited) for the six months ended June 30, 2001 and 2000                                  4

                   Notes to Consolidated Condensed Financial Statements                                         5

ITEM 2             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS                                                          7

ITEM 3             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                  12

PART II            OTHER INFORMATION

ITEM 1             LEGAL PROCEEDINGS                                                                           13

ITEM 4             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                         13

ITEM 5             OTHER INFORMATION                                                                           14

ITEM 6             EXHIBITS AND REPORTS ON FORM 8-K                                                            14

                   SIGNATURES                                                                                  15

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                    (Thousands of dollars, except share data)

                                                                             June 30,        December 31,
                                                                               2001              2000
                                                                           ------------      ------------
                                                                            (unaudited)
                                      Assets
Current assets:
   Cash and cash equivalents                                               $        328      $      5,587
   Investments                                                                       52               110
   Accounts receivable net of allowances of $1,267 in 2001
       and $1,691 in 2000                                                         2,194             5,558
   Assets held for sale                                                           3,127             4,893
   Inventories                                                                    4,638             2,175
   Prepaid expenses                                                                 647               482
                                                                           ------------      ------------
                           Total current assets                                  10,986            18,805

Property and equipment, net                                                       1,354             1,188
Goodwill, net                                                                     3,018             3,354
Other assets                                                                        754               657
                                                                           ------------      ------------
                                                                           $     16,112      $     24,004
                                                                           ------------      ------------


                       Liabilities and Stockholders' Equity
Current liabilities:
   Notes payable                                                           $      2,100      $        100
   Accounts payable                                                               1,811             2,121
   Accrued liabilities                                                            1,513             2,372
                                                                           ------------      ------------
                           Total current liabilities                              5,424             4,593
                                                                           ------------      ------------

Stockholders' equity:
   Common stock, $.01 par value.  Authorized 200,000,000 shares;
       87,088,850 and 86,098,850 shares issued in 2001 and 2000,
       respectively                                                                 871               861
   Additional paid-in capital                                                   181,898           181,381
   Accumulated deficit                                                         (170,494)         (161,244)
                                                                           ------------      ------------
                                                                                 12,275            20,998
   Less 400,474 shares of common stock in treasury - at cost                     (1,587)           (1,587)
                                                                           ------------      ------------
                           Total stockholders' equity                            10,688            19,411
                                                                           ------------      ------------
                                                                           $     16,112      $     24,004
                                                                           ============      ============

See accompanying notes to consolidated condensed financial statements.

                TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 Consolidated Condensed Statements of Operations
                  (Thousands of dollars, except per share data)


                                                             Three Months Ended                  Six Months Ended
                                                                  June 30,                            June 30,
                                                       ------------------------------      ------------------------------
                                                           2001              2000              2001              2000
                                                       ------------      ------------      ------------      ------------
                                                                                  (unaudited)
Net revenues                                           $      3,112      $      5,030      $      7,677      $      9,614
Cost of revenue                                               3,313             5,355             7,748             9,589
                                                       ------------      ------------      ------------      ------------
     Gross profit (loss)                                       (201)             (325)              (71)               25
                                                       ------------      ------------      ------------      ------------

Expenses:
   Engineering and development                                1,210             1,335             2,757             2,575
   Selling and administrative                                 2,810             3,206             6,089             6,137
   Amortization of goodwill                                     168               168               336               336
                                                       ------------      ------------      ------------      ------------
                                                              4,188             4,709             9,182             9,048
                                                       ------------      ------------      ------------      ------------
     Operating loss                                          (4,389)           (5,034)           (9,253)           (9,023)
                                                       ------------      ------------      ------------      ------------

Other income (expense):
   Interest expense                                             (15)              (35)              (19)             (773)
   Interest income and other                                     59               379                22               554
                                                       ------------      ------------      ------------      ------------
                                                                 44               344                 3              (219)
                                                       ------------      ------------      ------------      ------------
     Loss before income taxes                                (4,345)           (4,690)           (9,250)           (9,242)

Income tax expense                                               --                --                --                --
                                                       ------------      ------------      ------------      ------------
     Net loss                                          $     (4,345)     $     (4,690)     $     (9,250)     $     (9,242)
                                                       ============      ============      ============      ============

Dividends on preferred stock                                     --                --                --               966
                                                       ------------      ------------      ------------      ------------
     Loss allocable to common stockholders             $     (4,345)     $     (4,690)     $     (9,250)     $    (10,208)
                                                       ============      ============      ============      ============

Basic and diluted loss per share:
     Net loss per share                                $       (.05)     $      (0.06)     $       (.11)     $      (0.13)
                                                       ============      ============      ============      ============

Weighted average number of common shares
   outstanding (thousands)                                   86,327            85,284            86,014            80,712
                                                       ============      ============      ============      ============

See accompanying notes to consolidated condensed financial statements.

                TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                             (Thousands of dollars)

                                                                                            Six Months Ended June 30,
                                                                                         ------------------------------
                                                                                             2001              2000
                                                                                         ------------      ------------
                                                                                                  (unaudited)
Cash flows from operating activities:
   Net loss                                                                              $     (9,250)     $     (9,242)
   Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                                             620             2,136
        Amortization of loan discount                                                              --               426
        Noncash operating expenses                                                                 --               628
        Other                                                                                     238               308
        Changes in operating assets and liabilities:
             Accounts receivable                                                                3,364               333
             Inventories                                                                       (2,463)           (1,610)
             Assets held for sale                                                               1,767                --
             Other assets                                                                        (165)               67
             Accounts payable and accrued liabilities                                          (1,169)           (2,165)
                                                                                         ------------      ------------
               Net cash used in operating activities                                           (7,058)           (9,119)
                                                                                         ------------      ------------

Cash flows from investing activities:
   Capital expenditures                                                                          (258)           (1,006)
   Software development costs                                                                      --              (535)
   Investment and other                                                                            57              (555)
                                                                                         ------------      ------------
               Net cash used in investing activities                                             (201)           (2,096)
                                                                                         ------------      ------------

Cash flows from financing activities:
   Proceeds from issuance of notes payable and other                                            2,000               386
   Proceeds from issuance of common shares                                                         --            42,642
   Principal payments on notes payable                                                             --            (9,654)
   Redemption of preferred stock                                                                   --            (7,493)
   Proceeds from exercise of common stock warrants                                                 --             5,180
   Proceeds from exercise of employee stock options                                                --               950
   Dividends paid                                                                                  --              (966)
                                                                                         ------------      ------------
               Net cash provided by financing activities                                        2,000            31,045
                                                                                         ------------      ------------

Net increase (decrease) in cash and cash equivalents                                           (5,259)           19,830
Cash and cash equivalents, beginning of period                                                  5,587                --
                                                                                         ------------      ------------
Cash and cash equivalents, end of period                                                 $        328      $     19,830
                                                                                         ============      ============


See accompanying notes to consolidated condensed financial statements.

                        TERAFORCE TECHNOLOGY CORPORATION
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)
                                  June 30, 2001


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

         The accompanying consolidated financial statements do not include certain footnotes and financial presentations normally required under generally accepted accounting principles and, therefore, should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K as of December 31, 2000.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations. This standard eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The Company does not expect SFAS 141 to have a material effect on the Company's financial position or results of operations.

         In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Intangible Assets, which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually, and in the event of an impairment indicator. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with early adoption permitted for companies with fiscal years beginning after March 15, 2001 if their first quarter financial statements have not been previously issued. The Company expects that adoption of SFAS 142 will reduce operating expenses by approximately $168,000 per quarter. The Company will adopt SFAS 142 on January 1, 2002.

INVENTORIES

         The components of inventories are as follows:

                                                                       June 30,       December 31,
                                                                         2001             2000
                                                                     ------------     ------------
                                                                            ($ Thousands)
         Raw materials                                               $      3,451     $      1,859
         Work in progress                                                   1,123              289
         Finished goods                                                        64               27
                                                                     ------------     ------------
                                                                     $      4,638     $      2,175
                                                                     ============     ============

SEGMENTS OF BUSINESS

         Revenue by business segment:

                                                               Three Months Ended                 Six Months Ended
                                                                    June 30,                          June 30,
                                                          -----------------------------     -----------------------------
                                                              2001             2000             2001             2000
                                                          ------------     ------------     ------------     ------------
                                                                                   ($ Thousands)
         Optical networking equipment                     $        727     $      2,394     $      2,282     $      4,468
         Design services                                         1,220            1,679            2,731            3,188
         Digital signal processor (DSP)                          1,111              560            2,429            1,400
         Other                                                      54              397              235              558
                                                          ------------     ------------     ------------     ------------
                                                          $      3,112     $      5,030     $      7,677     $      9,614
                                                          ============     ============     ============     ============

         Segment-specific margins (gross profit less total engineering and development costs, including capitalized software, for the segment):

                                                               Three Months Ended                 Six Months Ended
                                                                    June 30,                          June 30,
                                                          -----------------------------     -----------------------------
                                                              2001             2000             2001             2000
                                                          ------------     ------------     ------------     ------------
                                                                                   ($ Thousands)
         Optical networking equipment                     $        212     $     (1,400)    $       (693)    $     (2,651)
         Design services                                          (140)              43              110              125
         Digital signal processor (DSP)                           (472)            (380)            (493)            (319)
         Other                                                  (1,011)            (150)          (1,752)            (241)
                                                          ------------     ------------     ------------     ------------
           Subtotal segment specific                            (1,411)          (1,887)          (2,828)          (3,086)
         Capitalized software                                       --              227               --              535
         All other expenses                                     (2,978)          (3,374)          (6,425)          (6,472)
                                                          ------------     ------------     ------------     ------------
            Operating loss                                $     (4,389)    $     (5,034)    $     (9,253)    $     (9,023)
                                                          ============     ============     ============     ============

         Assets are identifiable only by combined segments as follows:

                                                               At June 30,   At December 31,
                                                                  2001             2000
                                                              ------------   ---------------
                                                                      ($ Thousands)
         Optical networking equipment and other               $      4,714     $      8,902
         Design services and DSP                                    10,347            8,450
         Not allocable to a segment                                  1,051            6,652
                                                              ------------     ------------
                    Total                                     $     16,112     $     24,004
                                                              ============     ============

FINANCING MATTERS

         In June 2001 the Company entered into a loan agreement with Bank One, N.A. The agreement provides for borrowings of up to $4,500,000 on a non-revolving basis. Amounts borrowed are to be repaid with the proceeds of certain asset sales with all outstanding amounts due May 31, 2002. Interest is payable monthly at LIBOR plus 1.75% (5.67% at June 30, 2001).

         The bank facility is secured by letters of credit with an aggregate face amount of $5,000,000, issued by certain individuals. Pursuant to this arrangement the Company has entered into a Reimbursement Agreement with these individuals. This agreement provides that the Company will reimburse the individuals for any costs associated with the letters of credit, including any amounts drawn under the letters of credit. The Company has issued to these individuals warrants for the purchase of 1,200,000 shares of the Company's common stock. These warrants have an exercise price of $0.75 per share and are exercisable until May 31, 2004. In addition certain existing warrants for the purchase of 800,000 shares of the Company's common stock were amended to provide for an exercise price of $0.75 per share. These warrants had original exercise prices ranging from $1.50 to $2.998 per share. The fair value of the new warrants and the amendment to the existing warrants is $114,000 using the Black-Scholes pricing model. This amount is being amortized over the term of the loan and included in interest expense. The Company has agreed to grant to the issuers of the letters of credit a security interest in certain accounts receivable and inventory in the event the letters of credit are drawn to repay the bank loan. The Company has also agreed not to pledge any of its assets and not to incur any additional indebtedness in excess of $1,000,000 without the prior consent of the issuers.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENT

         This Form 10-Q contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward looking statements include information about possible or assumed future results of our operations. Also, when we use any of the words "believes," "expects," "intends," "anticipates," or similar expressions, we are making forward looking statements. Examples of types of forward looking statements include statements on future levels of net revenue and cash flow, new product development and strategic plans and benefits. The forward looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, the forward looking statements. Factors that might cause such a difference include, but are not limited to, those relating to: general economic conditions in the markets in which the Company operates; the ability of the Company to execute its change in strategic direction; success in the development and market acceptance of new and existing products; dependence on suppliers, third party manufacturers and channels of distribution; customer and product concentration; fluctuations in customer demand; the ability to obtain and maintain access to external sources of capital; the ability to execute management's margin improvement and cost control plans; overall management of the Company's expansion; and other risk factors detailed from time to time in the Company's filings with the Securities and Exchange Commission.

COMPARISON OF SECOND QUARTER AND FIRST HALF 2001 TO 2000


         The following table shows the net revenue and gross profit for the Company's products:

                                                               Three Months Ended                 Six Months Ended
                                                                    June 30,                          June 30,
                                                          -----------------------------     -----------------------------
                                                              2001             2000             2001             2000
                                                          ------------     ------------     ------------     ------------
                                                                                   ($ Thousands)
         Net revenue:
         Optical networking equipment                     $        727     $      2,394     $      2,282     $      4,468
         Design services                                         1,220            1,679            2,731            3,188
         Digital signal processors (DSP)                         1,111              560            2,429            1,400
         Other                                                      54              397              235              558
                                                          ------------     ------------     ------------     ------------
                                                          $      3,112     $      5,030     $      7,677     $      9,614
                                                          ------------     ------------     ------------     ------------

         Gross profit (loss):
         Optical networking equipment                     $         --     $       (192)    $         --     $       (215)
         Design services                                          (140)              43              110              125
         Digital signal processors (DSP)                            91              (34)             511              337
         Other                                                    (152)            (142)            (692)            (222)
                                                          ------------     ------------     ------------     ------------
                                                          $       (201)    $       (325)    $        (71)    $         25
                                                          ------------     ------------     ------------     ------------

NET REVENUE

         Net revenue from the sale of optical networking equipment was lower during the three and six-month periods of 2001 as compared to the same periods in 2000, reflecting the Company's decision to de-emphasize the OmniLynx product line and to seek a transaction to sell the assets related to this operation.

         Revenue for design services decreased $459,000 (27%) and $457,000 (14%) in the second quarter of 2001 and in the first six months of 2001 respectively, from the comparable periods in the prior year. The telecommunications industry in general has undergone significant turmoil and restructuring in the past several months. As a result of this situation the Company has seen certain on-going customers temporarily suspend or delay development projects. In addition the pace of new projects being started within the industry has slowed considerably from historical levels. As a consequence demand for the Company's design services has declined recently. Given current economic and industry conditions, no assurance can be given as to when such demand will increase.

         Revenue from the sale of digital signal processor ("DSP") products in the second quarter of 2001 increased $551,000 (98%) over the same quarter of 2000. In the first six months of 2001, revenues were $1,029,000 (74%) greater than in the same period last year. This increase reflects increased shipments of products based on Texas Instruments digital signal processors as compared to the prior period and initial production orders of products based on the Power PC line of RISC processors.

GROSS PROFIT

         As of December 31, 2000 all assets related to the OmniLynx product line were adjusted to the lower of cost and net realizable value. Accordingly, sales of these products during the first half of 2001 produced no gross profit.

         In the second quarter of 2001, Design Services produced a gross loss of $140,000 attributable to the slow down in new projects in the telecommunication industry. The strong first quarter, due primarily to increased billing rates and improved utilization of staff, more than offset the second quarter loss, resulting in a gross profit of $110,000 in the first half of 2001. This represents a 12% decrease from the same period last year.

         DSP product sales generated a gross profit of $91,000 in the second quarter of 2001, compared to a gross loss of $34,000 in the second quarter of 2000. In the first half of 2001, gross profit increased $174,000 or 52% to $511,000 as compared to the same period last year. The gross margin in the second quarter of 2001 benefited from sales of new products in the PowerPC product line. This increase reflects increased sales volumes partially offset by increased fixed costs related to production and testing capacity which has been put in place in anticipation of increased sales volumes.

         Other gross loss of approximately $152,000 and $692,000 in the second quarter and six months of 2001, respectively, represents costs of production facilities of Intelect Network Technologies. These operations have been curtailed significantly and such costs are expected to be materially lower in subsequent periods.

ENGINEERING AND DEVELOPMENT (E&D) EXPENSE

         Engineering and development costs decreased $125,000 in the second quarter of 2001 as compared to the same period in 2000. For the six months ended June 30, 2001, engineering and development costs were $182,000 greater than in the comparable period last year. Engineering and development costs by product line are as follows:

                                                               Three Months Ended                 Six Months Ended
                                                                    June 30,                          June 30,
                                                          -----------------------------     -----------------------------
                                                              2001             2000             2001             2000
                                                          ------------     ------------     ------------     ------------
                                                                                   ($ Thousands)
         Optical networking equipment                     $        296     $        980     $        693     $      1,900
         Digital signal processor (DSP)                            563              346            1,004              656
         Other                                                     351                9            1,060               19
                                                          ------------     ------------     ------------     ------------
         E & D expense                                    $      1,210     $      1,335     $      2,757     $      2,575
                                                          ============     ============     ============     ============

         Costs related to optical networking products in 2001 represent on-going development activities associated with the Aegean product line which is currently under development. Engineering activities related to DSP products during the second quarter and the first half of 2001 were primarily associated with the four processor or "quad" version of the PowerPC processor base line of products. Other engineering and development costs in the first half of 2001 include $403,000 of on-going developmental activities associated with the Centauri product line and $657,000 of costs related to the engineering organization of Intelect Network Technologies. In connection with the curtailment of this subsidiary's operations, on-going development activities were halted in the first quarter of 2001. There have not been material engineering costs associated with the operations of Intelect Network Technologies subsequent to the first quarter of 2001.

SELLING AND ADMINISTRATIVE EXPENSE

         Selling and administrative expenses decreased $396,000, (12%) in the second quarter of 2001 as compared to the same quarter last year. For the six months ended June 30, 2001, selling and administrative expenses were essentially unchanged from the comparable period last year. Selling and administrative expenses related to the operations of Intelect Network Technologies have continued to decline as the operations have been significantly curtailed in recent months. This decline has been offset, in part, by increased selling and support activities related to the Company's DSP business.

INTEREST EXPENSE

         Interest expense declined by $754,000 in the first half of 2001 as compared to the first half of 2000. This decrease is due to the Company's repayment of all amounts due under a credit agreement in March 2000. The Company expects to have increased interest expense during the remainder of 2001 due to the bank loan agreement entered into in June 2001.

DIVIDENDS ON PREFERRED STOCK

         Preferred stock dividends of $966,000 in the first half of 2000 represent accrued dividends and a 10% redemption premium paid to effect the redemption of the Company's Series A Preferred Stock in March of 2000. Subsequent to this redemption the Company has no preferred stock outstanding.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2001 the Company had cash and temporary investments of $328,000, working capital of $5,562,000 and capacity under its loan agreement of $2,500,000. For the six months ended June 30, 2001 earnings before interest, taxes, depreciation and amortization ("EBITDA") was approximately negative $8,600,000. Included in current assets as of June 30, 2001 are assets held for sale in the amount of $3,127,000, which relate to the operations of Intelect Network Technologies and the OmniLynx product line. The Company expects to continue to dispose of these assets in an orderly manner and thereby generate working capital.

         During the first six months of 2001 accounts receivable decreased by $3,364,000 in large part due to collections related to the operations of Intelect Network Technologies. During this same period assets held for sale decreased by $1,767,000, reflecting the partial liquidation of these assets. As of June 30, 2001 inventories increased $2,463,000 from levels at December 31, 2000 reflecting an increase in components and work in progress related to the Company's DSP products activities.

         As of June 30, 2001 the Company had funded debt of $2,000,000 pursuant to a $4,500,000 bank loan agreement entered into in June of 2001. This agreement matures on May 31, 2002 and is repayable from the proceeds of certain assets sales. This facility is non-revolving in that amounts cannot be repaid and then re-borrowed. Interest is payable monthly at LIBOR plus 1.75%, which amounted to 5.67% at June 31, 2001. The bank agreement is secured by letters of credit with an aggregate face amount of $5,000,000 issued by certain individuals. In connection with this agreement the Company has entered into a Reimbursement Agreement with those individuals. Pursuant to this agreement the Company has agreed to reimburse the individuals for any costs associated with the letters of credit including any amounts drawn against them. The Company has agreed to grant to the issuers of the letters of credit a security interest in certain accounts receivable and inventory in the event the letters of credit are drawn to repay the bank loan. The Company has also agreed not to pledge any of its assets and not to incur any additional indebtedness in excess of $1,000,000 without the prior consent of the issuers.

OPERATING ACTIVITIES

         Net cash used in operations for the six months ended June 30, 2001 consisted of the $9,250,000 net loss, offset by $858,000 of non-cash charges and a net decrease of $1,134,000 in other operating assets and liabilities. The non-cash charges were primarily depreciation and amortization of intangible assets and amortization of deferred financing costs. Approximately $3,500,000 of the Company's operating loss in the first six months of 2001 related to the operations of Intelect Network Technologies. As these operations have been significantly curtailed and the Company is disposing of certain of the assets related to the operations, management expects the cash flow utilized by these operations to be materially less in subsequent periods.

INVESTING ACTIVITIES

         Cash used in investing activities consisted primarily of $258,000 for fixed asset additions.

LIQUIDITY OUTLOOK

         The general slow-down in activity, which the telecommunications and technology industry is currently experiencing, has recently begun to impact the Company's design services operations. Certain long-term customers have delayed or curtailed projects and development activities within the industry as a whole have been curtailed. As a result of these factors the Company expects a temporary decline in revenues from its design services business and, accordingly, expects that revenues from this business segment for the balance of 2001 will be lower than previously estimated. The Company has recently implemented certain business development activities, which it expects will have a positive effect on this business. However, the timing and magnitude of such effects is uncertain at this time.

         The Company's DSP business is generally less impacted by the general conditions within the technology industry as a whole, due in large part to its current emphasis on the defense electronics industry. However, the Company's products, particularly the legacy product lines, are utilized in some telecommunications applications. Demand within this particular market segment has decreased recently. Business development activity within this business unit remains strong and the pace of new project opportunities and design wins has continued in line with management's expectations. Forecast product delivery schedules for many of these programs is often times uncertain and subject to change within the early phases of the programs. Based on input available from existing customers and near-term prospects, management believes that overall demand for the Company's products remains strong and perhaps has increased from previous estimates. However, due to the uncertainties that accompany the early phases of these relationships, actual shipments of products during the third and fourth quarter of 2001 may be lower than estimated earlier in the year. The amount of any variation from these earlier estimates is uncertain at this time.

         In addition, management expects that new product development costs related to the Aegean and Centauri product lines will be funded in large part through strategic, third party investors in these projects. Accordingly, the Company does not anticipate on-going material capital needs for these projects. There can be no assurance that the Company will be successful in attracting such partners or that the amounts contributed will be sufficient to commercially develop such products. In addition, the conditions under which such potential partners are willing to participate in these projects may be on terms which the Company finds unacceptable. The current economic environment has made the financing of new development projects, such as the Aegean and Centauri projects, more difficult than in previous periods. If the Company is unable to attract sufficient capital from potential partners, or if capital is available only under terms the Company finds unacceptable, the Company may be required to delay or curtail the planned development or to expend its own capital.

         As discussed above, management expects the cash flow utilized by the operations of Intelect Network Technologies and the OmniLynx product line to be materially lower subsequent to the first six months of 2001.

         Based on the above factors, management's goal of achieving positive cash flow from operations is currently expected to be delayed from the end of the third quarter of 2001. Despite this delay, management expects to fund ongoing operations primarily from existing resources, including the collection of accounts receivable, utilization of existing inventory balances and the disposition of assets held for sale related to Intelect Network Technologies and the OmniLynx product line. If the anticipated operational improvements or realization of other assets do not materialize in the amounts or within the time frames anticipated, the Company could be required to seek other sources of capital. These could include additional commercial banking facilities to provide working capital, especially related to DSP products business, and the issuance of debt or equity securities. There can be no assurance that these sources of financing will be available to the Company when needed or under terms which the Company finds acceptable. If the Company is unable to acquire such capital it could seek to curtail certain operations or to sell certain assets.

CONTINGENT LIABILITIES

         As discussed in "ITEM 3 - Legal Proceedings" in the Company's Annual Report on Form 10-K, the Company is exposed to certain contingent liabilities which, if resolved adversely to the Company, would adversely affect its liquidity, its results of operations, and/or its financial position.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations. This standard eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The Company does not expect SFAS 141 to have a material effect on the Company's financial position or results of operations.

         In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Intangible Assets, which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but will be tested for impairment annually, and in the event of an impairment indicator. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with early adoption permitted for companies with fiscal years beginning after March 15, 2001 if their first quarter financial statements have not been previously issued. The Company expects that adoption of SFAS 142 will reduce operating expenses by approximately $168,000 per quarter. The Company will adopt SFAS 142 on January 1, 2002.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's bank loan agreement bears interest at a variable rate, LIBOR plus 1.75%. A 100 basis point increase in LIBOR would result in an increase in interest expense of approximately $11,250 per quarter, assuming the full amount of the $4,500,000 facility was outstanding for the entire period.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

                  Shareholder Class Action. A shareholders class action lawsuit was filed on November 16, 1999 in the U. S. District Court for the Northern District of Texas purported to have been filed on behalf of all persons and entities who purchased the Company's common stock during the period between February 24, 1998 and November 17, 1998. The named defendants include the Company and certain former and present officers and directors of the Company. The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making false and misleading statements concerning the Company's reported financial results during the period, primarily relating to revenue recognition, asset impairment and capitalization issues. The plaintiffs seek unspecified monetary damages, interest, costs and expenses. In March 2001, the Company's motion to dismiss the suit was denied and preliminary discovery has begun in the case. The court has set a preliminary date for trial of April 7, 2003. The Company believes the case is without merit and intends to defend the suit vigorously in all aspects.

                  The insurance carrier, which provides the primary $2 million of insurance coverage for this matter, United Pacific Insurance Company, an affiliate of Reliance Insurance Company, has been placed under the supervision of the insurance commissioner of the state of Pennsylvania. Based on information received to date, the Company believes that the carrier will continue to respond to all claims as provided for in the insurance policy; however, the ultimate impact of this development on the insurance coverage of the Company is uncertain at this time. Should this matter be decided adversely to the Company and should the Company's insurance coverage fail to fully respond it could have a material adverse impact on the Company.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Stockholders was held on June 15, 2001. At the Annual Meeting, Robert H. Garrison, II was re-elected as a director of the Company. Herman Frietsch, David Yedwab and Anton von Liechtenstein continue to serve as directors pursuant to their prior election. In addition, stockholders approved a proposal to increase the number of shares of Common Stock reserved for issuance under the Company's Stock Incentive Plan from 8,000,000 to 9,500,000, approved a proposal to approve and ratify a stock option plan for the Company's wholly-owned subsidiary, Aegean Networks, Incorporated, approved a proposal to approve and ratify a stock option plan for the Company's wholly-owned subsidiary, Centauri NetSystems Corporation and approved the appointment of Grant Thornton LLP as the independent auditor of the Company.

         The Director was elected by a vote of 82,958,439 shares for and 757,816 shares withheld. The proposal to increase shares reserved for the Stock Incentive Plan was approved by a vote of 26,281,605 shares for, 3,426,586 shares against and 216,501 shares abstained, with 53,791,563 broker non-votes. The proposal to approve and ratify the Aegean Network, Incorporated stock option plan was approved by a vote of 26,705,251 shares for, 2,887,865 shares against and 331,576 shares abstained, with 53,791,563 broker non-votes. The proposal to approve and ratify the Centauri NetSystems Corporation stock option plan was approved by a vote of 26,668,037 shares for, 2,875,244 share against and 212,253 shares abstained, with 53,791,536 broker non-votes. The appointment of Grant Thornton LLP as independent auditors was approved by a vote of 83,087,311 shares for, 416,691 shares against and 212,253 shares abstained.

ITEM 5 - OTHER INFORMATION

         In June 2001 the Company entered into a loan agreement with Bank One, N.A. See Notes to Consolidated Condensed Financial Statements - Financing Matters included elsewhere herein.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         A.  Listed below are all Exhibits filed as part of this report.

Exhibit No.         Exhibit

4.1                 Form of Promissory Note dated June 1, 2001 in favor of Bank
                    One, N.A.

4.2                 Form of Warrant in favor of Oscar S. Wyatt, Jr., Morton A.
                    Cohn and Fayez Sarofim with an exercise price of $0.75 per share expiring on May 31, 2004

4.3 Registration Rights Agreement, dated June 1, 2001 among the Company, and Oscar S. Wyatt, Morton A. Cohn and Fayez Sarofim

10.1 Business Loan Agreement, dated June 1, 2001 among the Company and Oscar S. Wyatt, Morton A. Cohn and Fayez Sarofim

10.2 Reimbursement Agreement dated June 1, 2001 among the Company and Oscar S. Wyatt, Jr., Fayez Sarofim and Morton Cohn

10.3                Amended and Restated Stock Incentive Plan(1)

10.4                Form of Subsidiary Stock Plan(1)

(1) Incorporated herein by reference to the Company's Definitive Proxy Statement filed on April 30, 2001

         B. The Company has not filed any report on Form 8-K during the period covered by this Report, except as follows:

         Form 8-K dated June 26, 2001
         Form 8-K dated June 19, 2001
         Form 8-K dated April 9, 2001

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        TERAFORCE TECHNOLOGY CORPORATION
                                  (Registrant)



Date: August 14, 2001           By: /s/ ROBERT P. CAPPS
      ----------------------        --------------------------------------------
                                    Robert P. Capps
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)



Date: August 14, 2001           By: /s/ HERMAN M. FRIETSCH
      ----------------------        --------------------------------------------
                                    Herman M. Frietsch
                                    Chairman of the Board and Chief Executive
                                    Officer (Principal Executive Officer)

                                 EXHIBIT INDEX


EXHIBIT
NUMBER              EXHIBIT
-------             -------
 4.1                Form of Promissory Note dated June 1, 2001 in favor of Bank
                    One, N.A.

 4.2                Form of Warrant in favor of Oscar S. Wyatt, Jr., Morton A.
                    Cohn and Fayez Sarofim with an exercise price of $0.75 per share expiring on May 31, 2004

 4.3                Registration Rights Agreement, dated June 1, 2001 among the
                    Company, and Oscar S. Wyatt, Morton A. Cohn and Fayez
                    Sarofim

 10.1               Business Loan Agreement, dated June 1, 2001 among the
                    Company and Oscar S. Wyatt, Morton A. Cohn and Fayez Sarofim

 10.2 Reimbursement Agreement dated June 1, 2001 among the Company and Oscar S. Wyatt, Jr., Fayez Sarofim and Morton Cohn

 10.3               Amended and Restated Stock Incentive Plan(1)

 10.4               Form of Subsidiary Stock Plan(1)


(1) Incorporated herein by reference to the Company's Definitive Proxy Statement filed on April 30, 2001