Form 10-Q
period 2001-09-30
TERAFORCE TECHNOLOGY CORP
filed 2001-11-14
CIK 316672

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   ----------

                                   FORM 10 - Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

There were 87,088,850 shares of Common Stock outstanding as of October 31, 2001.

================================================================================

                TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                                                           PAGE
                                                                                                           ----
PART I             FINANCIAL INFORMATION

ITEM 1             FINANCIAL STATEMENTS

                   Consolidated Condensed Balance Sheets of the Company
                   at September 30, 2001 (unaudited) and December 31, 2000                                     2

                   Consolidated Condensed Statements of Operations of the Company (unaudited) for the three months and nine months ended
                   September 30, 2001 and 2000                                                                 3

                   Consolidated Condensed Statements of Cash Flows of the Company
                   (unaudited) for the nine months ended September 30, 2001 and 2000                           4

                   Notes to Consolidated Condensed Financial Statements                                        5

ITEM 2             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS                                                         9

ITEM 3             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                  14

PART II            OTHER INFORMATION

ITEM 1             LEGAL PROCEEDINGS                                                                           15

ITEM 6             EXHIBITS AND REPORTS ON FORM 8-K                                                            15

                   SIGNATURES                                                                                  16

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                    (Thousands of dollars, except share data)

                                                                         September 30,    December 31,
                                                                              2001             2000
                                                                         -------------    -------------
                                                                          (unaudited)
                                  Assets
Current assets:
   Cash and cash equivalents                                             $         189    $       5,587
   Investments                                                                      53              110
   Accounts receivable net of allowances of $1,604 in 2001
       and $1,691 in 2000                                                        1,148            5,558
   Receivable from affiliate                                                       780               --
   Assets held for sale                                                             --            4,893
   Inventories                                                                   3,952            2,175
   Prepaid expenses                                                                205              482
                                                                         -------------    -------------
                           Total current assets                                  6,327           18,805

Property and equipment, net                                                      1,282            1,188
Goodwill, net                                                                    2,850            3,354
Investment in joint venture                                                      1,250               --
Other assets                                                                       275              657
                                                                         -------------    -------------
                                                                         $      11,984    $      24,004
                                                                         =============    =============
                   Liabilities and Stockholders' Equity

Current liabilities:
   Notes payable                                                         $       4,850    $         100
   Accounts payable                                                              1,799            2,121
   Accrued liabilities                                                           1,394            2,372
                                                                         -------------    -------------
                           Total current liabilities                             8,043            4,593
                                                                         -------------    -------------

Stockholders' equity:
   Common stock, $.01 par value. Authorized 200,000,000 shares;
       87,088,850 and 86,098,850 shares issued in 2001 and 2000,
       respectively                                                                871              861
   Additional paid-in capital                                                  181,898          181,381
   Accumulated deficit                                                        (177,241)        (161,244)
                                                                         -------------    -------------
                                                                                 5,528           20,998
   Less 400,474 shares of common stock in treasury - at cost                    (1,587)          (1,587)
                                                                         -------------    -------------
                           Total stockholders' equity                            3,941           19,411
                                                                         -------------    -------------
                                                                         $      11,984    $      24,004
                                                                         =============    =============


See accompanying notes to consolidated condensed financial statements.

                TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 Consolidated Condensed Statements of Operations
                  (Thousands of dollars, except per share data)


                                                       Three Months Ended           Nine Months Ended
                                                          September 30,               September 30,
                                                     ------------------------    ------------------------
                                                        2001          2000          2001          2000
                                                     ----------    ----------    ----------    ----------
                                                                          (unaudited)
Net revenues                                         $    1,154    $    4,162    $    8,831    $   13,776
Cost of revenue                                           2,491         4,196        10,239        13,785
                                                     ----------    ----------    ----------    ----------
     Gross profit (loss)                                 (1,337)          (34)       (1,408)           (9)
                                                     ----------    ----------    ----------    ----------

Expenses:
   Engineering and development                            1,276         1,590         4,033         4,165
   Selling and administrative                             2,296         3,376         8,385         9,513
   Costs related to sale of assets                        1,570            --         1,570            --
   Amortization of goodwill                                 168           168           504           504
                                                     ----------    ----------    ----------    ----------
                                                          5,310         5,134        14,492        14,182
                                                     ----------    ----------    ----------    ----------
     Operating loss                                      (6,647)       (5,168)      (15,900)      (14,191)
                                                     ----------    ----------    ----------    ----------

Other income (expense):
   Interest expense                                         (69)          (13)          (88)         (786)
   Interest income and other                                (31)          554            (9)        1,108
                                                     ----------    ----------    ----------    ----------
                                                           (100)          541           (97)          322
                                                     ----------    ----------    ----------    ----------
     Net loss                                        $   (6,747)   $   (4,627)   $  (15,997)   $  (13,869)
                                                     ==========    ==========    ==========    ==========

Dividends on preferred stock                                 --            --            --           966
                                                     ----------    ----------    ----------    ----------
     Loss allocable to common stockholders           $   (6,747)   $   (4,627)   $  (15,997)   $  (14,835)
                                                     ==========    ==========    ==========    ==========

Basic and diluted loss per share                     $    (0.08)   $    (0.05)   $    (0.19)   $    (0.18)
                                                     ==========    ==========    ==========    ==========

Weighted average number of common shares
   outstanding (thousands)                               86,689        85,615        86,242        82,358
                                                     ==========    ==========    ==========    ==========



See accompanying notes to consolidated condensed financial statements.

                TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                             (Thousands of dollars)

                                                                           Nine Months Ended
                                                                             September 30,
                                                                    --------------------------------
                                                                         2001              2000
                                                                    --------------    --------------
                                                                              (unaudited)
Cash flows from operating activities:
   Net loss                                                         $      (15,997)   $      (13,869)
   Adjustments to reconcile net loss to
      net cash used in operating activities:
        Depreciation and amortization                                          973             3,130
        Amortization of loan discount                                           --               426
        Noncash operating expenses                                              --               628
        Other                                                                  667              (638)
        Changes in operating assets and liabilities:
             Accounts receivable                                             3,630              (339)
             Inventories                                                    (1,777)           (5,468)
             Assets held for sale                                            2,643                --
             Other assets                                                      277                90
             Accounts payable and accrued liabilities                       (1,300)             (672)
                                                                    --------------    --------------
               Net cash provided by operating activities                   (10,884)          (16,712)
                                                                    --------------    --------------
Cash flows from investing activities:
   Proceeds from sale of assets                                              2,250                --
   Investment in joint venture                                              (1,250)               --
   Capital expenditures                                                       (321)           (1,332)
   Software development costs                                                   --              (713)
   Investment and other                                                         57              (574)
                                                                    --------------    --------------
               Net cash provided by investing activities                       736            (2,619)
                                                                    --------------    --------------
Cash flows from financing activities:
   Proceeds from issuance of notes payable                                   4,750               400
   Proceeds from issuance of common shares                                      --            42,642
   Principal payments on notes payable                                          --            (9,654)
   Redemption of preferred stock                                                --            (7,493)
   Principal payments under capital lease obligations                           --               (11)
   Proceeds from exercise of common stock warrants                              --             5,180
   Proceeds from exercise of employee stock options                             --               950
   Preferred stock dividends paid                                               --              (966)
                                                                    --------------    --------------
               Net cash provided by financing activities                     4,750            31,048

Net increase (decrease) in cash and cash equivalents                        (5,398)           11,717
Cash and cash equivalents, beginning of period                               5,587                --
                                                                    --------------    --------------
Cash and cash equivalents, end of period                            $          189    $       11,717
                                                                    ==============    ==============


See accompanying notes to consolidated condensed financial statements.

                TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                               September 30, 2001


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

         In August 2001, the Financial Accounting Standards Board Issued Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for Impairment or Disposal of Long-Lived Assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company does not believe that the implementation of this standard will have any material effect on its financial position, results of operations or cash flows.

INVENTORIES

         The components of inventories are as follows:

                                                      September 30,     December 31,
                                                          2001              2000
                                                     ---------------   ---------------
                                                               ($ Thousands)
         Raw materials                               $         3,129   $         1,859
         Work in progress                                        694               289
         Finished goods                                          129                27
                                                     ---------------   ---------------
                                                     $         3,952   $         2,175
                                                     ===============   ===============

SEGMENTS OF BUSINESS

         Net revenue by business segment:

                                                         Three Months Ended                   Nine Months Ended
                                                            September 30,                       September 30,
                                                   --------------------------------     -------------------------------
                                                       2001              2000               2001              2000
                                                    ------------      ------------      ------------      ------------
                                                                               ($ Thousands)
         Optical networking equipment               $         86      $        746      $      2,368      $      5,214
         Design services                                     229             2,050             2,960             5,238
         Digital signal processor (DSP)                      814             1,276             3,243             2,676
         Other                                                25                90               260               648
                                                    ------------      ------------      ------------      ------------
                                                    $      1,154      $      4,162      $      8,831      $     13,776
                                                    ============      ============      ============      ============


         Segment-specific margins (Gross profit less total engineering and development costs, including capitalized software for the segment):

                                                        Three Months Ended                       Nine Months Ended
                                                           September 30,                           September 30,
                                                  ---------------------------------       ---------------------------------
                                                      2001                2000                2001                 2000
                                                  -------------       -------------       -------------       -------------
                                                                                ($ Thousands)
         Optical networking equipment             $        (386)      $      (1,776)      $      (1,079)      $      (4,427)
         Design services                                   (753)                334                (643)                459
         Digital signal processor (DSP)                  (1,205)               (324)             (1,698)               (643)
         Other                                             (269)                (35)             (2,021)               (276)
                                                  -------------       -------------       -------------       -------------
           Subtotal segment specific                     (2,613)             (1,801)             (5,441)             (4,887)
         Capitalized software                                --                 178                  --                 713
         All other expenses                              (4,034)             (3,545)            (10,459)            (10,017)
                                                  -------------       -------------       -------------       -------------
            Operating loss                        $      (6,647)      $      (5,168)      $     (15,900)      $     (14,191)
                                                  =============       =============       =============       =============


         Assets identifiable only by combined segments:

                                                           At September 30,   At December 31,
                                                                2001                2000
                                                           ---------------    ---------------
                                                                     ($ Thousands)
         Optical networking equipment and other             $       2,857      $       8,902
         Design services and DSP                                    8,663              8,450
         Not allocable to a segment                                   464              6,652
                                                            -------------      -------------
                        Total                               $      11,984      $      24,004
                                                            =============      =============

SALE OF ASSETS

         On August 30, 2001 the Company completed the sale of essentially all of the assets related to the OmniLynx product line to Intelect Technologies, Inc. ("ITI"), which is a joint venture owned 33% by the Company and 67% by Singapore Technologies Electronics, Ltd. These assets had previously been classified as Assets Held For Sale and had been adjusted to their estimated net realizable value of approximately $3,000,000 as of August 30, 2001. Pursuant to this transaction the Company received a cash payment at closing and will receive additional payments upon the utilization by ITI of inventory acquired from the Company and further payments based on the financial position of ITI at certain dates. The amounts due from ITI have been recorded at the carrying value of the assets disposed of, less amounts received from ITI. Accordingly, no gain or loss has been recorded as a result of this transaction. These amounts do not necessarily reflect the full amounts which may ultimately be received by the Company. In connection with the sale of the OmniLynx assets, the Company recognized certain costs related to maintaining the assets until the sale and the settlement of certain contractual obligations related to those assets.

         Concurrently with the sale of the OmniLynx related assets the Company contributed $1,250,000 to ITI related to its 33% equity interest in the company. The Company has a minority equity interest in ITI, minority representation on the board of directors and exercises no day to day control over its operations. Accordingly, the Company intends to account for its investment in ITI under the equity method of accounting. As of September 30, 2001 ITI had no material results from operations.

FINANCING MATTERS

         In June 2001 the Company entered into a loan agreement with Bank One, N.A. The agreement provides for borrowings of up to $4,500,000 on a non-revolving basis, which amount was fully drawn at September 30, 2001. Amounts borrowed are to be repaid with the proceeds of certain asset sales with all outstanding amounts due May 31, 2002. Interest is payable monthly at LIBOR plus 1.75% (5.25125% at September 30, 2001).

         The bank facility is secured by letters of credit with an aggregate face amount of $5,000,000, issued by certain individuals. Pursuant to this arrangement the Company has entered into a Reimbursement Agreement with these individuals. This agreement provides that the Company will reimburse the individuals for any costs associated with the letters of credit, including any amounts drawn under the letters of credit. The Company has issued to these individuals warrants for the purchase of 1,200,000 shares of the Company's common stock. These warrants have an exercise price of $0.75 per share and are exercisable until May 31, 2004. In addition certain existing warrants for the purchase of 800,000 shares of the Company's common stock were amended to provide for an exercise price of $0.75 per share. These warrants had original exercise prices ranging from $1.50 to $2.998 per share. The fair value of the new warrants and the amendment to the existing warrants is $141,000 using the Black-Scholes pricing model. This amount is being amortized over the term of the loan and included in interest expense. The Company has agreed to grant to the issuers of the letters of credit a security interest in certain accounts receivable and inventory in the event the letters of credit are drawn to repay the bank loan. The Company has also agreed not to pledge any of its assets and not to incur any additional indebtedness in excess of $1,000,000 without the prior consent of the issuers.

         In September and October of 2001 the Company received advances of $250,000 and $350,000, respectively, for working capital needs pursuant to a series of short term notes with an individual. The notes are unsecured and bear interest at 8% annually which is payable upon the maturity of the notes in October of 2002.

         In October 2001 the Company entered into a $1,500,000 revolving bank credit facility. The facility is secured by the guarantee of an individual. Amounts outstanding under the facility bear interest at prime, payable monthly. Any outstanding borrowings are due May 31, 2002 with mandatory prepayments from the proceeds of certain asset sales and certain other transactions. Pursuant to this arrangement the Company has entered into a Reimbursement Agreement with this individual. This agreement provides that the Company will reimburse the individual for any costs associated with the guarantee. The Company has issued to the individual warrants for the purchase of 360,000 shares of the Company's common stock with an exercise price of $0.20 per share and 600,000 warrants with an exercise price of $0.80 per share. These warrants are exercisable until May 31, 2004. The Company has agreed to grant to the guarantor a security interest in certain accounts receivable and inventory in the event amounts are drawn pursuant to the guarantee.

CONTINGENCIES

         The insurance carrier, which provides the primary $2 million of insurance coverage for the shareholder class action lawsuit, United Pacific Insurance Company, an affiliate of Reliance Insurance Company, has been ordered liquidated by the insurance commissioner of the state of Pennsylvania. At this time the Company is unable to determine what amounts, if any, may be available related to this insurance coverage or what amounts, if any, may be available from guarantee funds maintained by the insurance commissioner of the state of Texas. Should the Company not have the full benefit of this coverage it could have a material adverse impact on the Company.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENT

         This Form 10-Q contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward looking statements include information about possible or assumed future results of our operations. Also, when we use any of the words "believes," "expects," "intends," "anticipates," or similar expressions, we are making forward looking statements. Examples of types of forward looking statements include statements on future levels of net revenue and cash flow, new product development and strategic plans and benefits. The forward looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed in, or implied by, the forward looking statements. Factors that might cause such a difference include, but are not limited to, those relating to: general economic conditions in the markets in which the Company operates; success in the development and market acceptance of new and existing products; dependence on suppliers, third party manufacturers and channels of distribution; customer and product concentration; fluctuations in customer demand; the ability to obtain and maintain access to external sources of capital; the ability to execute management's margin improvement and cost control plans; overall management of the Company's strategic repositioning; and other risk factors detailed from time to time in the Company's filings with the Securities and Exchange Commission.

--------------------------------------------------------------------------------
COMPARISON OF THIRD QUARTER AND NINE MONTHS 2001 TO 2000
--------------------------------------------------------------------------------

         The following table shows the revenue and gross profit for the Company's products:

                                                         Three Months Ended                   Nine Months Ended
                                                            September 30,                        September 30,
                                                   -------------------------------       -------------------------------
                                                       2001              2000                2001               2000
                                                   ------------       ------------       ------------       ------------
                                                                               ($ Thousands)
         Net revenue:
         Optical networking equipment              $         86       $        746       $      2,368       $      5,214
         Design services                                    229              2,050              2,960              5,238
         Digital signal processors (DSP)                    814              1,276              3,243              2,676
         Other                                               25                 90                260                648
                                                   ------------       ------------       ------------       ------------
                                                   $      1,154       $      4,162       $      8,831       $     13,776
                                                   ============       ============       ============       ============

         Gross profit (loss):
         Optical networking equipment              $         --       $       (567)      $         --       $       (782)
         Design services                                   (752)               335               (642)               460
         Digital signal processors (DSP)                   (547)               226                (36)               563
         Other                                              (38)               (28)              (730)              (250)
                                                   ------------       ------------       ------------       ------------
                                                   $     (1,337)      $        (34)      $     (1,408)      $         (9)
                                                   ============       ============       ============       ============


NET REVENUE

         Net revenue from optical networking equipment relates almost exclusively to the OmniLynx product line. In August 2001 the Company completed a transaction whereby essentially all of the assets related to the OmniLynx product line were sold to a newly formed entity, Intelect Technologies, Inc. ("ITI"), which is a joint venture owned 33% by the Company and 67% by Singapore Technologies Electronics, Ltd. Prior to this transaction being completed the Company had significantly curtailed the operations related to OmniLynx, which resulted in significantly lower revenues in the three and nine month periods ended September 30, 2001 as compared to the comparable periods of 2000. Intelect Technologies, Inc. did not have material activity through September 30, 2001.

         Revenues from design services declined significantly during the three months ended September 30, 2001. The dramatic downturn in the telecommunications industry experienced in recent months has caused the demand for engineering design services to decline as customers have delayed or cancelled development projects. The Company has seen indications of an increase in demand for such services; however, uncertainty over the state of the United States economy and the general uncertainty brought about by the events of September 11, 2001 may disrupt any such recovery. At this time management is uncertain as to the timing and the extent of the recovery in the demand for the Company's design services, especially as they relate to the telecommunications industry. Management is currently involved in a series of discussions with potential strategic partners for the long-term utilization of the Company's design services. The ultimate outcome of these discussions cannot be determined at this time.

         During the quarter ended September 30, 2001 the Company experienced what management believes is a temporary decline in revenue related to sales of its digital signal processor ("DSP") products. While a portion of the Company's historical business has been related to the telecommunications industry, the majority of on-going business opportunities relate to the sale of products which are utilized in the defense electronics industry. Prior to September 11, 2001 funding for various new defense and intelligence related programs had been delayed pending the Bush administration's reassessment of the military and its priorities. This situation resulted in delays in new orders throughout the industry. The events of September 11, 2001 temporarily added to these delays and exacerbated scheduling, production and shipping difficulties.

         Based on subsequent developments and activity in the early part of the fourth quarter of 2001, management expects shipments and the resulting revenue related to DSP products to increase sequentially in the fourth quarter of 2001. The Company's DSP products, including those based on Texas Instruments' digital signal processors and those based on the PowerPC processor, can be and are utilized in a variety of defense and intelligence gathering applications. These applications include airborne surveillance, radar processing, laser targeting, missile systems, "smart" munitions, as well as other applications requiring high-density computing platforms. Recently the Company has seen an increase in activity regarding its defense electronics business. However, the magnitude and timing of the impact of this activity on the Company's revenue and results of operations cannot be determined at this time.

GROSS PROFIT

         As of December 31, 2000 all assets related to the OmniLynx product line were adjusted to the lower of cost and net realizable value. Accordingly, sales of these products during 2001 produced no gross profit.

         In the three and nine month periods ended September 30, 2001 the Company's design services operations produced a gross loss of $752,000 and $642,000 respectively, as compared to gross profits in the comparable periods in 2000. These losses reflect the cost of the Company's staff of design engineers while revenues from such operations have declined substantially as discussed above.

         The Company's DSP product operations reflect a gross loss of $547,000 for the third quarter of 2001 and $36,000 for the first nine months of 2001. These amounts reflect a charge of approximately $500,000 related to the adjustment in the carrying value of inventories. This charge resulted from an evaluation of current component costs and the adjustment of certain finished goods and work in progress to estimated net realizable value. Absent this charge the gross profit in the 2001 periods declined as a percentage of sales as compared to the comparable periods in 2000 due to certain fixed costs which have been put in place related to higher sales volumes experienced earlier in 2001 and which management expects in future periods.

         Other gross loss for the nine month periods ended September 30, 2001 and 2000 include amounts related to production facilities associated with the OmniLynx product line which was sold in August 2001.

ENGINEERING AND DEVELOPMENT (E&D) EXPENSE

         Engineering and development costs decreased $314,000 in the third quarter of 2001 as compared to the same period in 2000. For the nine months ended September 30, 2001, engineering and development costs were $132,000 lower than in the comparable period last year. Engineering and development costs by product line are as follows:

                                                        Three Months Ended                 Nine Months Ended
                                                           September 30,                      September 30,
                                                  ------------------------------      ------------------------------
                                                     2001               2000              2001              2000
                                                  ------------      ------------      ------------      ------------
                                                                            ($ Thousands)
         Optical networking equipment             $        385      $      1,032      $      1,078      $      2,932
         Digital signal processor (DSP)                    658               551             1,662             1,207
         Other                                             233                 7             1,293                26
                                                  ------------      ------------      ------------      ------------
         E & D expense                            $      1,276      $      1,590      $      4,033      $      4,165
                                                  ============      ============      ============      ============

         Costs related to optical networking products in 2001 represent on-going development activities associated with the Aegean product line, which is currently under development. Engineering activities related to DSP products during the third quarter and the first nine months of 2001 were primarily associated with the four processor or "quad" version of the PowerPC processor base line of products. Other engineering and development costs in the first nine months of 2001 include $622,000 of on-going developmental activities associated with the Centauri product line and $671,000 of costs related to the engineering organization involved with the OmniLynx product line. In connection with the curtailment of the OmniLynx operations, on-going development activities were halted in the first quarter of 2001. The Company has not incurred material engineering costs associated with the OmniLynx product line subsequent to the first quarter of 2001.

SELLING AND ADMINISTRATIVE EXPENSE

         Selling and administrative expenses decreased $1,080,000, (32%) in the third quarter of 2001 as compared to the same quarter last year. For the nine months ended September 30, 2001, selling and administrative expenses declined $1,128,000, (12%) versus the comparable period last year. Selling and administrative expenses associated with the OmniLynx product line have been eliminated as of August 30, 2001. This decline has been offset, in part, by increased selling and support activities related to the Company's DSP business.

COSTS RELATED TO SALE OF ASSETS

         In connection with the sale of the OmniLynx related assets in the third quarter of 2001 the Company recorded a charge of $1,570,000. This amount includes costs associated with maintaining the assets until the sale and costs associated with the settlement of certain obligations related to those assets.

INTEREST EXPENSE

         Interest expense for the third quarter and first nine months of 2001 relates primarily to the credit agreement entered into in June of 2001. Such expense for the nine months ended September 30, 2000 includes amounts related to a credit agreement, which was repaid in March of 2000. The Company expects to have higher interest expense for the balance of 2001 due to increased borrowings for working capital.

DIVIDENDS ON PREFERRED STOCK

         Preferred stock dividends of $966,000 in the first half of 2000 represent accrued dividends and a 10% redemption premium paid to effect the redemption of the Company's Series A Preferred Stock in March of 2000. Subsequent to this redemption the Company has no preferred stock outstanding.

--------------------------------------------------------------------------------
LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

         As of September 30, 2001 the Company had cash and temporary investments of $242,000, and a working capital deficit of $1,716,000. For the nine months ended September 30, 2001 earnings before interest, taxes, depreciation and amortization ("EBITDA") was approximately negative $14,927,000.

         During the first nine months of 2001 accounts receivable decreased by $3,630,000 in large part due to collections related to the operations of Intelect Network Technologies. During this same period assets held for sale decreased by $4,893,000, reflecting the sale of these assets. As of September 30, 2001 inventories increased $1,777,000 from levels at December 31, 2000 reflecting an increase in components and work in progress related to the Company's DSP products activities.

         As of September 30, 2001 the Company had funded debt of $4,850,000 consisting of a $4,500,000 bank loan agreement entered into in June of 2001 and short-term notes payable. The bank loan agreement matures on May 31, 2002 and is repayable from the proceeds of certain assets sales. This facility is non-revolving in that amounts cannot be repaid and then re-borrowed. Interest is payable monthly at LIBOR plus 1.75%, which amounted to 5.25125% at September 30, 2001. The bank agreement is secured by letters of credit with an aggregate face amount of $5,000,000 issued by certain individuals. In connection with this agreement the Company has entered into a Reimbursement Agreement with those individuals. Pursuant to this agreement the Company has agreed to reimburse the individuals for any costs associated with the letters of credit including any amounts drawn against them. The Company has agreed to grant to the issuers of the letters of credit a security interest in certain accounts receivable and inventory in the event the letters of credit are drawn to repay the bank loan. The Company has also agreed not to pledge any of its assets and not to incur any additional indebtedness in excess of $1,000,000 without the prior consent of the issuers.

         In October 2001 the Company entered into a $1,500,000 revolving bank credit agreement which is secured by the guarantee of an individual. Amounts outstanding under this facility are due May 31, 2002 and are repayable from the proceeds of the sale of certain assets or the settlement of certain litigation. As of October 31, 2001 the Company had received advances of $800,000 under this facility.

OPERATING ACTIVITIES

         Net cash used in operations for the nine months ended September 30, 2001 consisted of the $15,997,000 net loss, offset by $1,640,000 of non-cash charges and a net decrease of $3,473,000 in other operating assets and liabilities. The non-cash charges were primarily depreciation and amortization of intangible assets and amortization of deferred financing costs. Approximately $5,500,000 of the Company's operating loss in the first nine months of 2001 related to the operations associated with the OmniLynx product line. Substantially all of the assets related to these operations were sold effective August 30, 2001. Accordingly, the majority of the costs associated with these operations have been eliminated.

INVESTING ACTIVITIES

         Cash provided and used in investing activities during the first nine months of 2001, consisted primarily of $321,000 for fixed asset additions and amounts related to the sale of OmniLynx assets and the investment in ITI.

LIQUIDITY OUTLOOK

         Management has taken steps during the first nine months of 2001 to reduce its operating losses and position the Company to produce positive cash flow from operations. Among these steps has been the sale of the assets related to the OmniLynx product line and the elimination of essentially all costs related to those operations. As discussed above, the dramatic downturn in the telecommunications industry, uncertainty concerning general economic conditions and the effects from the events of September 11, 2001 have caused revenues from the Company's design services operations and, to a lesser extent, DSP products business to be less than would have otherwise been expected. In addition, the environment discussed above has made the process for obtaining third party financing for the Company's new product initiatives, Aegean Networks and Centauri NetSystems, difficult and more time consuming than might otherwise have been expected. Therefore the Company has continued to generate operating losses, despite the efforts to reduce these losses. These losses have been funded by the liquidation of existing working capital, including amounts related to the OmniLynx product line, and by the proceeds from short-term borrowings.

         As stated above the Company has seen indications of an improvement in the demand for design services, and activity related to its DSP products has been increasing recently. However, there can be no assurance as to the magnitude or the timing of any increases in the Company's revenues from such operations. Should such increases not develop within a reasonable period of time the Company may be forced to sell certain assets or to significantly curtail certain of these operations. Furthermore, should third party capital or other means of financing the on-going development of the Company's new product initiatives not be found, or not be available on terms which the Company finds acceptable, the Company may find it necessary to suspend certain of these activities.

         Until such time as the Company's operations begin to generate positive cash flow, the Company will likely be dependent upon outside sources of capital. These sources include short-term credit arrangements with commercial banks or others, such as those recently entered into by the Company, the sale of debt or equity securities and proceeds from the sale of certain assets. There can be no assurance that such amounts will be available when needed by the Company or that they will be available in sufficient amounts or under terms which the Company finds acceptable. If the Company is unable to gain access to such capital it may be forced to sell additional assets or to further curtail operations.

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

         In August 2001, the Financial Accounting Standards Board Issued Statement of Financial Accounting Standards No. 144 (SFAS 144), Accounting for Impairment or Disposal of Long-Lived Assets. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company does not believe that the implementation of this standard will have any material effect on its financial position, results of operations or cash flows.

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

         The insurance carrier, which provides the primary $2 million of insurance coverage for this matter, United Pacific Insurance Company, an affiliate of Reliance Insurance Company, has been ordered liquidated by the insurance commissioner of the state of Pennsylvania. At this time the Company is unable to determine what amounts, if any, may be available related to this insurance coverage or what amounts, if any, may be available from guarantee funds maintained by the insurance commissioner of the state of Texas. Should the Company not have the full benefit of this coverage it could have a material adverse impact on the Company.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         A. Listed below are all Exhibits filed as part of this report.

Exhibit No.       Exhibit
-----------       -------
4.1               Form of Promissory Note dated October 12, 2001 in favor of
                  Bank One, N.A.

4.2 Form of Warrant in favor of Oscar S. Wyatt, Jr., with an exercise price of $0.20 per share expiring on May 31, 2004

4.3 Form of Warrant in favor of Oscar S. Wyatt, Jr., with an exercise price of $0.80 per share expiring on May 31, 2004

4.4               Promissory Note dated October 5, 2001

4.5               Promissory Note dated October 12, 2001

10.1              Loan Agreement, dated October 12, 2001 between the Company and
                  Bank One, N.A.

10.2 Reimbursement Agreement dated October 12, 2001 between the Company and Oscar S. Wyatt, Jr.


         B. The Company has not filed any report on Form 8-K during the period covered by this Report, except as follows:

            Form 8-K, dated August 30, 2001, as amended, reporting under Item 2 the Company's position of certain assets and filing various exhibits and financial statements under Item 7.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        TERAFORCE TECHNOLOGY CORPORATION
                                  (Registrant)



Date: November 14, 2001    By: /s/ ROBERT P. CAPPS
                               Robert P. Capps
                               -------------------------------------------------
                               Chief Financial Officer
                               (Principal Financial and Accounting Officer)


Date: November 14, 2001    By: /s/ HERMAN M. FRIETSCH
                               -------------------------------------------------
                               Herman M. Frietsch
                               Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER            DESCRIPTION
------            -----------
4.1               Form of Promissory Note dated October 12, 2001 in favor of
                  Bank One, N.A.

4.2 Form of Warrant in favor of Oscar S. Wyatt, Jr., with an exercise price of $0.20 per share expiring on May 31, 2004

4.3 Form of Warrant in favor of Oscar S. Wyatt, Jr., with an exercise price of $0.80 per share expiring on May 31, 2004

4.4               Promissory Note dated October 5, 2001

4.5               Promissory Note dated October 12, 2001

10.1              Loan Agreement, dated October 12, 2001 between the Company and
                  Bank One, N.A.

10.2              Reimbursement Agreement dated October 12, 2001 between the
                  Company and Oscar S. Wyatt, Jr.