Form 10-K
period 2001-12-31
TERAFORCE TECHNOLOGY CORP
filed 2002-04-15
CIK 316672

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              --------------------

                                   FORM 10 - K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 2001

                         Commission File Number 0-11630

                              --------------------

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $10,767,000 as of March 22, 2002 (based upon the average of the highest bid and lowest asked prices on such date as reported on the OTC Bulletin Board). All directors, officers and 5% or greater shareholders are presumed to be affiliates for purposes of this calculation.

There were 87,088,850 shares of Common Stock outstanding as of March 22, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after the end of the fiscal year (December 31, 2001) are incorporated by reference in items 10, 11, 12 and 13 of PART III hereof.

                                TABLE OF CONTENTS

         Section                                                               Page Number
         -------                                                               -----------

ITEM 1 - Business                                                                   3

ITEM 2 - Properties                                                                20

ITEM 3 - Legal Proceedings                                                         20

ITEM 4 - Submission of Matters to a Vote of Security Holders                       21

ITEM 5 - Markets for Registrant's Common Equity and Related
         Stockholder Matters                                                       22

ITEM 6 - Selected Financial Data                                                   23

ITEM 7 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                 24

ITEM 8 - Financial Statements and Supplementary Data                               34

ITEM 9 - Changes in and Disagreements With Accountants on
         Accounting and Financial Disclosure                                       60

ITEM 10 - Directors and Executive Management of the Registrant                     60

ITEM 11 - Executive Compensation                                                   60

ITEM 12 - Security Ownership of Certain Beneficial Owners and Management           60

ITEM 13 - Certain Relationships and Related Transactions                           60

ITEM 14 - Exhibits, Financial Statement Schedules and Reports on Form 8-K          60

                                     PART I

ITEM 1 - BUSINESS

FORWARD LOOKING STATEMENT

         This Annual Report on Form 10-K contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In this report, as well as in oral statements made by the Company, statements that are prefaced with the words "may," "will," "expect," "anticipate," "believe," "continue," "estimate," "project," "intend," "designed" and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect the Company's future plans, business strategy, results of operations, financing activities and financial position. These statements are based on the Company's current expectations and estimates as to prospective events and circumstances about which the Company can give no firm assurance. Further, any forward-looking statement speaks only as of the date the statement was made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date the statement was made. Because it is not possible to predict every new factor that may emerge, forward-looking statements should not be relied upon as a prediction of actual future financial condition or results. Examples of types of forward looking statements include statements on future levels of net revenue and cash flow, new product development, strategic plans and financing. These forward -looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Factors that might cause such a difference include, but are not limited to: general economic conditions in the markets the Company operates in; the ability of the Company to execute its plan in strategic direction; success in the development and market acceptance of new and existing products; dependence on suppliers, third party manufacturers and channels of distribution; customer and product concentration; fluctuations in customer demand; the ability to obtain and maintain access to external sources of capital; the ability to control costs; overall management of the Company's expansion; and other risk factors detailed from time to time in the Company's filings with the Securities and Exchange Commission. The terms "we," "our" and "us" and similar terms refer to the Company and its consolidated subsidiaries, not to any individual or group of individuals.

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

OVERVIEW

         Throughout 2001, technology businesses, and telecommunications businesses specifically, continued to experience a great deal of difficulty and a very challenging business environment. The demand for many sophisticated technology and telecommunications products and services has decreased significantly. In addition, the possibilities of financing both established and "start-up" organizations and initiatives from external sources have become severely limited. This situation was exacerbated by the general economic downturn in the United States and the events of September 11, 2001. We have experienced the effects of this industry-wide situation, especially as it relates to our telecommunications related business.

         Due to the changing business environment, we have undertaken a number of actions in order to take advantage of our strengths and expertise, as well as to recognize and react to the economic realities associated with certain business activities and operations.

         In November 2000, in response to changing conditions affecting and predicted to adversely impact the technology business, we announced both a change in strategic direction and a change of our name to TeraForce Technology Corporation. Under the new strategy, as it was outlined at the time of the announcement, we indicated our intention to develop and commercialize leading edge technologies by leveraging our technological expertise in the convergence of telecommunications and computing.

         Prior to 2001, a major focus of our business was the development, design, production and sale of optical networking equipment. We had specifically focused on our OmniLynx product line. The business related to OmniLynx, and predecessor products SonetLynx(C) and FibreTrax(C), was conducted through a wholly-owned subsidiary, Intelect Network Technologies Company ("INT"). During 2000, we determined that the long-term strategic value of the OmniLynx product line was not as promising as the Company's other businesses and implemented a plan to materially curtail the operations of INT and to sell INT or substantially all of the assets related to the OmniLynx product line. In February 2001, a potential sale of the OmniLynx business to a company in the United Kingdom did not materialize, and we terminated the majority of the employees of INT. In August 2001, we completed a sale of the OmniLynx product line and substantially all of the related assets to a newly formed entity, Intelect Technologies, Inc. ("ITI"). ITI is a corporation owned 67% by Singapore Technology Electronics, Ltd. and 33% by the Company. ITI is continuing with the active production and sale of the OmniLynx product line, primarily for use in purpose-built network applications such as highway systems, rail systems, airport communication systems and pipeline networks. We have minority board of director representation in ITI and have no involvement in day-to-day operations. (See Note 5 of the Notes to Consolidated Financial Statements - included in Item
8. "Financial Statements and Supplementary Data.")

         During 2001, we continued development activities on a new generation of optical networking equipment through another wholly-owned subsidiary, Aegean Networks, Incorporated ("Aegean"). We have funded all development activities to date, but have been actively seeking strategic investors to provide funding in order to allow full-scale development. We had received indications of interest from a number of potential strategic investors, including an early-adopter customer who had indicated a willingness to make a substantial investment in the initiative. However, the uncertainties surrounding the recovery of markets for telecommunications equipment and other economic factors have resulted in no firm commitments to provide funding for Aegean. In the fourth quarter 2001 we curtailed development activities related to Aegean and further significant development for Aegean will be dependent upon the receipt of external funding.

         Our engineering design services business has been conducted through its wholly-owned subsidiary, DNA Enterprises, Inc. ("DNA"). DNA is a 20-year old engineering design services organization located in Richardson, Texas that we acquired in 1996. Over its history DNA has provided high-end engineering design services to both established companies and start-up organizations, primarily related to telecommunications equipment. During the course of 2001, DNA experienced a significant decline in the demand for its services. This was caused by the continued down-turn and uncertainty in the telecommunications business and the financing difficulties experienced by many start-up organizations. We determined that there was no longer adequate justification to continue to fund the costs associated with maintaining the DNA organization in light of the uncertainty in future demand for its services. Therefore, as of December 31, 2001 we commenced a plan to dispose of this business and on January 11, 2002 sold substantially all of the assets related to the design services business to Flextronics International, Ltd. ("Flextronics") (See Recent Developments). The operations related to the engineering design services business are treated as discontinued operations in the accompanying consolidated financial statements. (See Note 4 of the Notes to Consolidated Financial Statements - included in Item 8 - "Financial Statements and Supplementary Data.")

         In 1996 we began developing a line of products based on digital signal processor technology. This business was initially developed within DNA, but as of January 1, 2001 moved to another wholly-owned subsidiary, DNA Computing Solutions, Inc. ("DCS"). DCS designs, develops, produces and sells a series of high-density, high-capacity computing platforms. These products are utilized primarily in the defense electronics industry. Accordingly, this business segment is referred to as the "defense electronics business." In prior periods this business has been referred to as the digital signal processor ("DSP") products business.

         We believe that the defense electronics business in general is undergoing significant growth. There has been a trend within the defense industry to emphasize and enhance defense and intelligence capabilities through the use of improved electronics. In addition this business benefits from a movement away from special purpose hardware designed specifically for a single-application. We believe the market is moving towards the use of systems that incorporate selected commercial-off-the-shelf (COTS) hardware and software components. COTS hardware and software components can be less expensive and require less development time than single-application systems. The Department of Defense (DOD) leaders and federal regulations have mandated widespread use of COTS components in defense electronics applications.

         Digital signal and image processing computer systems are embedded into air, sea and land-based platforms for processing radar, sonar and signal intelligence applications. We believe that an important factor underlying the development of this market is a continuing desire by military leaders for increased battle space information, which can be obtained through radar, sonar, signal intelligence and image intelligence systems, and for powerful computers that can conduct dynamic battle simulations and mission planning tasks that utilize complex weapons systems.

         The defense electronics business is subject to the delays and changes of the federal procurement process, although it is also isolated from some of the factors affecting the technology industry in general. While there are potentially significant commercial applications of this technology, we expect that our activities will be heavily concentrated in the defense and intelligence arenas and that these activities will be the primary focus of our operations.

         During 2001, we launched development activities related to a line of products to provide high-density, telecommunications-grade solutions to the Internet server and storage markets. These activities are conducted through a wholly-owned subsidiary, Centauri NetSystems Corporation ("Centauri"). We have funded all of Centauri's development activities, although we have been actively seeking strategic partners for the Centauri project. The current economic environment makes obtaining such financing difficult and in March, 2002 we suspended further development activity related to the Centauri project until external funding of the program can be arranged.

RECENT DEVELOPMENTS

         In the first quarter of 2002 we have taken a number of steps in an attempt to reduce costs, provide capital for the Company and restructure our debt obligations. These efforts are intended to create financial stability for the Company and to provide the financial resources necessary for our growth, particularly the defense electronics business.

         In January, 2002 we sold our engineering design services business to Flextronics. Proceeds from the sale amounted to $2,800,000 and consisted of $1,660,000 in cash at closing, a hold-back of $140,000 which is payable six months after the closing to the extent not offset by indemnity claims and a hold-back of $1,000,000 to be applied against amounts due to Flextronics pursuant to a design services agreement. In conjunction with the sale, the Company and Flextronics entered into a design services agreement whereby we have agreed to purchase, and Flextronics has agreed to provide, a specified number of hours of engineering design services over the next year. These services will be charged at agreed to rates and will aggregate approximately $1,000,000. We will use these services primarily in the defense electronics business.

         In March, 2002 we settled a lawsuit which we had brought against Cadence Design Systems, Inc. Under the settlement agreement Cadence paid $9,300,000, of which we received $6,300,000 after paying legal fees under a contingent fee arrangement with the law firm that represented us.

         Also in March, 2002 we repaid approximately $954,000 in notes payable from the proceeds from the above transactions. After repaying these amounts, which had been due on demand, we have $6,600,000 in notes payable outstanding, of which $6,000,000 is due May 31, 2002 and $600,000 is due October, 2002. We have been discussing a restructuring of these obligations to extend their maturity and to provide for the obligations to be converted into equity of the Company under certain circumstances. However, to date these negotiations have not been concluded.

         Concurrent with undertaking the restructuring of the debt obligations described above, we have reached agreement with certain holders of warrants to purchase the Company's common stock to exchange those warrants for common stock of the Company. Under these agreements we will issue 2,000,000 shares of common stock in exchange for the return and cancellation of warrants for the purchase of 26,017,308 shares of common stock. In addition, should the Company's common stock trade at a price of $0.75 or above for ten consecutive trading days prior to October 14, 2002, we will issue an additional 3,000,000 shares of common stock. These shares will be deemed restricted under federal security laws. We have agreed to register these shares for resale with the SEC.

PRODUCTS, TECHNOLOGIES AND SERVICES

Defense Electronics Products

         We offer a series of board-level products that deliver high performance computing capabilities for embedded applications primarily in the military/aerospace markets. These products include multiprocessor VME and PCI boards based on Texas Instruments digital signal processors ("DSP") and single, dual and quad processor VME boards based on the Motorola PowerPC(C) line of reduced instruction set or "RISC" processors. "VME and "PCI" are industry standard terms which describe the way in which electronic systems connect to one another. These products are utilized to process real-time streams of information in a variety of defense and intelligence related applications such as airborne surveillance, ground-based radars, ship-board navigation, submarine-based sonars, satellite communications, signal intelligence, electronic countermeasures, target acquisition, unmanned aerial vehicles, high resolution imaging, pinpoint missile guidance, smart bombs, infrared search and tracking, missile interception, space-based munitions and automated fire finders. Our products are often utilized "as is" by customers, but from time to time we provide customization for a particular application. We also offer a vector signal and image processing library ("VSIPL") of software routines. The VSIPL provides many of the algorithms most commonly used in signal processing, thereby speeding customers' development of advanced applications. Harsh environment or "ruggedized" versions of our products are currently under development and are expected to be introduced during 2002. Ruggedized products are suitable for deployment in systems in which environmental factors such as temperature and shock are of prominent concern. We believe that the availability of ruggedized product versions of our PowerPC line will expand the potential market for our products. A number of other functional and performance enhancements in our PowerPC products are planned to be released in 2002. We spent $2,286,000 in 2001 and $1,722,000 in 2000 on engineering and development related to the defense electronics business.

         As of February 28, 2002 our backlog of orders for defense electronics products stood at $1,173,000 as compared to $1,760,000 at February 28, 2001. Included in backlog are orders for products for which we have received a purchase order from the customer. These purchase orders are for products which are to ship within a relatively short period of time, generally 90 days or less. We consider backlog to be an indicator, but not the sole predictor of future revenue. A variety of conditions, both specific to the individual customer and generally affecting the customer's industry, may cause customers to cancel, reduce or delay orders that were previously made or anticipated. We cannot assure the timely replacement of canceled, delayed or reduced orders. Significant or numerous cancellations, reductions or delays in orders by a customer or group of customers could materially adversely affect our business, financial condition and results of operations. Backlog should not be relied upon as indicative of our revenues for any future period.

Engineering Design Services

         Effective with the sale of substantially all of the assets related to the engineering design services business in January 2002 we no longer provide contract engineering design services. The operations related to this business are reflected as discontinued operations in the accompanying consolidated financial statements. These services were generally provided on a time and material basis and the customer retained all rights to developed intellectual property.

Optical Networking Products

         The OmniLynx product line is utilized in fiber optic systems to provide add-drop multiplexing as well as the functionality of traditional networking equipment such as bridges, channel banks, routers and video matrix switches. The product was originally designed and optimized for deployment in purpose-built or private networks. It has been deployed in intelligent transportation systems, pipeline projects and cellular telephone systems. In August 2001, we sold substantially all of the assets related to the OmniLynx product line to ITI. Since that date all activities related to that product line have been conducted by ITI. We account for its investment in ITI using the equity method of accounting.

         The Aegean product line is intended to be an advanced optical networking solution targeted at the metropolitan area network and can generally be described as a Multi-Service Delivery Platform. It is designed to span the needs of both metro and access markets and is aimed at the service delivery needs of local exchange carriers, interexchange carriers and other network operators. Aegean has performed extensive market analysis, developed detailed system architecture and documentation, performed component analysis and prepared detailed development schedules and budgets. A product prototype has not been produced. We spent $1,336,000 in 2001 and $3,504,000 in 2000 on engineering and development, related to optical networking products.

Other Products

         The Centauri product line is intended to combine our expertise in high-density computing and complex telecommunications systems to produce a series of solutions for the Internet infrastructure market. The Centauri products are designed to be high density storage and processing platforms that utilize a blade architecture and telecommunications system type reliability. Centauri has performed market analysis, developed system architecture and documentation, performed component analysis and prepared detailed development schedules and budgets. A product prototype has not been produced.

         During 1999 we completed early stage engineering and development activities related to the CS4 Intelligent Services Platform, an integrated enhanced network server for the telecommunications industry, and completed a beta test of the product. Because of severe shortages of capital during the third and fourth quarters of 1999, we ceased further development activities related to the CS4.

         See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of research and development expenditures over the past three years. See Note 16 of the Notes to Consolidated Financial Statements for information regarding revenue and profits by segment and geographic region.

MARKETS AND CUSTOMERS

Defense Electronics Products

         Customers for our defense electronics products include the large prime defense contractors such as Raytheon Systems Company and Lockheed Martin Corporation and other companies that act as sub-contractors to the large defense contractors. These customers are served through a small direct sales staff and a network of independent manufacturers' representatives. Sales of certain products and certain international sales are made through channel partners. Channel partners are other companies that re-sell our products. One of our channel partners accounted for 36% of consolidated net revenue for the year ended December 31, 2001. Should we lose this channel partner, there could be a material disruption in our sales until an alternative manner of distributing these particular products is established.

Engineering Design Services

         A variety of clients utilized our engineering design services, ranging from start-up ventures seeking to launch new products to large multi-national corporations looking to access key know-how for extending current product lines or introducing new products and services. The products we developed for these clients ranged from compact circuit boards to multi-board systems. We marketed our services directly to prospects worldwide. Principal customers for our services included board manufacturers, telecommunications equipment vendors, semiconductor suppliers, and communications service providers. During 2001, two customers accounted for 55% of net revenue from engineering design services.

COMPETITION

Defense Electronics Products

         The market for our products is highly competitive and is characterized by rapidly changing technology, frequent product performance improvements and evolving industry standards. Competition typically occurs at the design stage, where the customer evaluates alternative design approaches, including those from internal development organizations. A "design win" usually results in the customer purchasing the product until their next generation system is developed. Products are usually distinguished from one another based on product performance, ease of use and cost.

         The sales cycle leading to a design win will often take a long time. We will usually provide a potential customer with a demonstration unit that they may evaluate and test. After the evaluation period ends, the customer will either return the unit or purchase it. If the potential customer determines that the initial evaluation is satisfactory, the customer will often purchase a limited number of units to use in the design, development and testing of the customer's larger system. The company whose products are selected by the customer for implementation achieves what is referred to as a "design win."

         Once a customer has elected to purchase our product, the customer will not usually purchase a significant number of units immediately. Although the production phase of a particular program may last several years and ultimately involve a significant number of units, the customer will usually only purchase the units it will need for a short period of time. At this stage, there are still a number of factors that will determine whether the customer purchases a significant number of products, and when these products are purchased. These factors include:

         o the suitability of our products for a particular application, including performance and cost issues;

         o        the technical performance of the final system;

         o        the customer's ability to fund the final system;

         o the performance of the customer's other suppliers for the final system; and

         o the overall development and integration of the system by the customer.

         Our competitors include in-house design teams of large defense contractors. However, competition from in-house design teams has diminished in significance in recent years because of the increased use of COTS products and the trend toward greater use of outsourcing. Despite this recent change, there can be no assurance that in house developments will not return as a major competitive force in the future. Increased use of in-house design teams by defense contractors in the future may have a material adverse effect on our business, financial condition and results of operations. Our other competitors include Mercury Computer Systems, Inc., Sky Computers, Inc. and CSPI, Inc. All of the large defense contractors and the majority of the other competitors, have substantially greater research and development resources, guaranteed long term supply capacity, marketing and financial resources, manufacturing capability and customer support organizations than we have. We believe our future ability to compete effectively will partially depend upon our ability to continue to improve product and process technologies and to develop new technologies that demonstrate performance advantages over our competitors, to adapt products and processes to changes in technology, to identify and adopt emerging industry standards and to adapt to customer needs.

         Most of our competitors have greater financial and other resources than we have, and we may be operating at a cost disadvantage compared to those manufacturers who have greater direct buying power from component suppliers or who have lower cost structures. There can be no assurance that we will be able to compete successfully in the future with any of these competitors. In addition, there can be no assurance that competitive pressures will not result in price erosion, reduced margins, loss of market share or other factors that could have a material adverse effect on our business, financial condition and results of operations.

Optical Networking Equipment and Other Products

         The market for optical networking products is intensely competitive, subject to rapid technological change and significantly affected by new product introductions and other market activities of industry participants. We expect competition to persist and intensify in the future both domestically and internationally. Competition for these products includes established products produced and sold by large equipment manufacturers and a number of other early stage and start-up organizations. Many of our competitors have significantly greater financial resources than we have, and are able to devote greater resources to the development, promotion, sale and support of their products. In addition, most of our competitors have substantial advantages over us, such as proven products, more advanced development of new products, established organizations and existing customer relationships.

         The Aegean and Centauri product initiatives are early stage development efforts which have not produced any revenues to date.

MANUFACTURING

Defense Electronics Products

         We use third party electronic manufacturing service ("EMS") providers to manufacture our products. Generally we will acquire the components necessary for the manufacture of the product and provide the components to the EMS provider for assembly and initial testing. Completed units are then delivered to our facility in Richardson, Texas for final testing and shipment. During the course of 2001 we have shifted more of the product testing to the EMS provider. As these programs continue we expect to rely more on the EMS provider for product testing. We expect that moving the initial product testing to the EMS provider will allow us to use our existing operations infrastructure to produce higher sales volumes. We also expect that as production volumes increase and are more accurately predicted the EMS providers will also begin to buy many of the components required for our products, which will allow us to use our resources in other ways.

         We usually use a particular EMS provider for a specific product family. There are a number of EMS providers capable of producing our products; however, switching from one provider to another involves significant costs and risks related to product quality and timing.

         Components are usually available from multiple sources. In some cases, however, items such as processors and memory chips may be available from limited or sole sources. Some components have historically needed to be ordered a significant time in advance of the date we plan to use the components. Other components may be discontinued by the manufacturer, requiring us to acquire a substantial supply or to alter our product design.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

         We believe we have a substantial base of intellectual property, in the form of software and hardware, some of which is embodied in our products and applied in our ongoing development programs. We believe that factors such as technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition, and reliable product manufacturing are essential to establishing and maintaining a technology leadership position.

         We rely on a combination of patent, copyright, trademark and trade secret laws to establish and protect our products' proprietary rights. In addition, we currently require our employees and consultants to enter into nondisclosure and assignment of invention agreements to limit the use of, access to and distribution of, proprietary information. There can be no assurance that our means of protecting our proprietary rights in the U.S. or abroad will be adequate. The laws of some foreign countries may not protect our proprietary rights as fully or in the same manner as do the laws of the U.S. Also, despite the steps we take to protect our proprietary rights, it may be possible for unauthorized third parties to copy or reverse engineer aspects of our products, develop similar technology independently or otherwise obtain and use information that we regard as proprietary. There can be no assurance that others will not develop technologies similar or superior to our technology or design around the proprietary rights we own.

         Although we are not aware that our products infringe on the proprietary rights of third parties, there can be no assurance that others will not assert claims or infringement in the future or that, if made, such claims will not be successful. If necessary, we may seek to obtain a license under a third party's intellectual property rights. There can be no assurance that a license will be available under reasonable terms or that a license will be available at all.

         Litigation to determine the validity of any claims against the Company, whether or not such litigation is determined in favor of the Company, could result in significant expense to us and divert the efforts of our technical and management personnel from daily operations. In the event of any adverse ruling in any litigation regarding intellectual property, we may be required to pay substantial damages, discontinue the sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to use infringing or substituted technology. The failure to develop, or license on acceptable terms, a substitute technology could have a material adverse effect on our business, financial condition and results of operations.

         Litigation may also be necessary to enforce our patents and other intellectual property rights, to protect our trade secrets, and to determine the validity of and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition or results of operations.

         We currently have 11 United States patents relating to telecommunications and computing technology and have 13 currently pending patents relating to telecommunications and computing technology. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. Patent positions frequently are uncertain and involve complex and evolving legal and factual questions. The coverage sought in a patent application may be denied or significantly reduced before or after the patent is issued. There can be no assurance:

         o that any patents from pending patent applications or from any future patent application will be issued,

         o that the scope of any patent protection will exclude competitors or provide competitive advantages to us,

         o that any of our patents will be held valid if subsequently challenged or

         o that others will not claim rights in or ownership of the patents and other proprietary rights held by us.

         Since patent applications are secret until patents are issued in the United States or corresponding applications are published in other countries, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain that we were the first to make the inventions covered by each of our pending patent applications or that we were the first to file patent applications for such inventions. In addition, there can be no assurance that competitors, many of which have substantial resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets.

EMPLOYEES

         As of March 31, 2002 we had 56 full-time employees, of which 19 were engaged in engineering and development, 8 were engaged in sales, marketing, and customer support, 14 were engaged in manufacturing operations, and 15 were engaged in administration and finance. None of our employees are represented by a labor organization. We have experienced no material work stoppages and believe our relations with our employees to be good.

RISK FACTORS

         In addition to the other information in this Annual Report on Form 10-K, the following are risk factors that should be considered in evaluating the Company and an investment in our common stock. The trading price of the common stock could decline due to any of these risks, and investors in our common stock could lose all or part of their investment.

         RISK FACTORS RELATED TO OUR BUSINESS

         A Number of Factors Could Cause Operating Results to Fluctuate Significantly.

         Our revenues and operating results in any reporting period may fluctuate significantly due to a variety of factors, including:

         o changes in the price or availability of components for our products;

         o the mix of products sold to the defense electronics markets and other markets;

         o our ability to introduce new technologies and features ahead of competitors;

         o        the timing and size of orders we receive from customers;

         o        fluctuations in demand for our products;

         o        delays in acceptance testing by customers;

         o production delays due to quality problems with outsourced components;

         o changes in our pricing policies or the pricing policies of our competitors;

         o changes in customers' requirements, including changes or cancellations of orders from customers;

         o        manufacturing and shipment delays and deferrals;

         o our ability to efficiently produce and ship orders promptly on a price-competitive basis;

         o announcements or introductions of new products by our competitors;

         o our ability to implement our recently announced new business strategy; and

         o changes in general economic conditions as well as those specific to the defense electronics industry.

         Current economic conditions have made it more difficult to make reliable estimates of future revenues. Fluctuations in our revenue can lead to even greater fluctuations in our operating profits. In addition, we expect research and development expenses to continue to increase as we continue to develop products to serve our markets, all of which are subject to rapidly changing technology, frequent product performance improvements and evolving industry standards. The ability to deliver superior technological performance on a timely and cost effective basis is a critical factor in securing design wins for future generations of defense electronics systems. Significant research and development spending by the Company does not ensure that our products will be designed into a customer's system. Because future production orders are usually contingent upon securing a design win, our operating results may fluctuate due to either obtaining or failing to obtain design wins for significant customer systems.

         We Have Incurred Significant Losses in the Past and Are Not Currently Profitable.

         We are not currently profitable. Over the past three years we have incurred net losses of $21,549,000, $29,572,000 and $29,589,000, respectively.
These losses have been funded from borrowings under credit facilities and sales of common and preferred stock. It is not certain when we will become profitable. The ability to become profitable will depend, in part, on our ability to increase net revenue from sales of defense electronics products. If our need for capital exceeds available resources, there can be no assurance that additional capital will be available through public or private equity or debt financing.

         Our Auditors Have Expressed Doubt as to Our Ability to Continue as a Going Concern

         Our independent certified public accountants have added an explanatory paragraph to their audit opinion, issued in connection with our consolidated financial statements. The opinion states that our ability to continue as a going concern is uncertain due to the amount of debt that is due in 2002 and the uncertainty of refinancing or restructuring the debt. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These adjustments might include changes in the possible future recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

         Additional Capital May Dilute Current Stockholders.

         In order to provide capital for the operation of the business we may enter into additional financing arrangements. These arrangements may involve the issuance of new common stock, preferred stock that is convertible into common stock, debt securities that are convertible into common stock or warrants for the purchase of common stock. Any of these items could result in a material increase in the number of shares of common stock outstanding which would in turn result in a dilution of the ownership interest of existing common shareholders. In addition these new securities could contain provisions, such as priorities on distributions and voting rights, which could affect the value of our existing common stock.

         We Need Additional Financing for the Aegean and Centauri Products, Which We May Not Be Able to Attain.

         Our ability to develop the Aegean and Centauri products is dependent on the availability of outside financing. We have sought to obtain such financing by offering equity participation in new product initiatives to strategic and financial investors. We have not been successful in attracting such financing to date, and there can be no assurance that we will be successful in attracting sufficient outside investment in new product initiatives. If we do secure outside financing, there can be no assurance that we will be able to retain a meaningful ownership interest in the projects.

         We May Not Be Able To Successfully Complete Development and Achieve Commercial Acceptance of the Aegean and Centauri Products.

         Even if we are able to obtain financing for the Aegean and Centauri projects on acceptable terms the successful commercial development of these projects is subject to substantial risk. The development of these products, from laboratory prototype to customer trial, and subsequently to general availability involves a number of steps including the following:

         o        completion of product development;

         o the qualification and multiple sourcing of critical components;

         o        validation of manufacturing methods and processes;

         o extensive quality assurance and reliability testing, and staffing of testing infrastructure;

         o        validation of embedded software; and

         o establishment of systems integration and systems test validation requirements.

         Each of these steps in turn presents serious risks of failure, rework or delay, any one of which could decrease the speed and scope of product introduction and marketplace acceptance of the product. In addition, unexpected intellectual property disputes, failure of critical design elements, and a host of other execution risks may delay or even prevent the introduction of these products.

         Additionally, the markets for our new product lines may be undeveloped. The commercial acceptance of these types of products may be uncertain. We cannot assure you that the sales and marketing efforts for these products will be successful.

         We May Not Be Able to Successfully Complete Development and Achieve Customer Acceptance of New Defense Electronics Products.

         It is necessary for us to continually enhance our products. Certain enhancements to our products are in the development phase and are not yet ready for commercial manufacturing or deployment. The successful development and deployment of these products is subject to substantial risk. The development of these products, from laboratory prototype to customer trial, and subsequently to general availability involves a number of steps including the following:

         o        completion of product development;

         o the qualification and multiple sourcing of critical components;

         o        validation of manufacturing methods and processes;

         o extensive quality assurance and reliability testing, and staffing of testing infrastructure;

         o        validation of embedded software; and

         o establishment of systems integration and systems test validation requirements.

         Each of these steps in turn presents serious risks of failure, rework or delay, any one of which could decrease the speed and scope of product introduction and marketplace acceptance of the product. In addition, unexpected intellectual property disputes, failure of critical design elements, and a host of other execution risks may delay or even prevent the introduction of these products.

         Additionally, the markets for our new products may be undeveloped. The commercial acceptance of these types of products may be uncertain. We cannot assure you that the sales and marketing efforts for these products will be successful.

         We are a Party to Lawsuits and May Be Subject to Other Contingent Liabilities.

         We are a named party in a lawsuit and may be subject to significant other contingent liabilities. There can be no assurance that defending these matters will not require a substantial amount of our resources, and that any judgments would not materially affect our financial condition and results of operations. In connection with the sale of former operations, we agreed to indemnify the purchaser of those operations for losses which may arise in connection with product liability claims. During 2000 we settled one such claim resulting in a cash payment by the Company of approximately $1,100,000 over a period of two years. Another of these liabilities involves a fire arm product liability lawsuit which one defendant settled for $5,000,000. That defendant has asserted third party liability claims against the purchaser for the amount of the settlement plus attorney's fees and related costs. We may be responsible for any recovery against the purchaser in this proceeding. Based on information available to date, it is impossible to predict the outcome of this matter; however an adverse outcome could materially affect its financial condition and results of operations. For more information see Item 3. - Legal Proceedings.

         Our Failure to Quickly Adopt to Rapidly Changing Competitive and Economic Conditions Could Have a Material Adverse Effect on Our Business and Results of Operations.

         We operate in a rapidly changing competitive and economic environment. Our future success will depend in part on our ability to enhance our current products and to develop new products on a timely and cost-effective basis in order to respond to technological developments and changing customer needs. The markets for sophisticated technology are constantly undergoing rapid competitive and economic changes, the full scope and nature of which are difficult to predict. The defense electronics market, in particular, demands constant technological improvements as a means of gaining military advantage. We believe that technological and regulatory change will continue to attract new entrants to the market in which we compete. Industry consolidation among competitors may increase their financial resources, enabling them to reduce their prices. This would require us to reduce the prices of our products or risk losing market share.

         We Have a Limited Customer Base.

         We are dependent on a small number of customers for a large portion of our revenues. For instance, in fiscal 2001, one customer accounted for 37% of our revenues. Customers in the defense electronics market purchase our products in connection with government programs that may have limited duration, leading to fluctuating sales to any particular customer in the defense electronics market from year to year. A significant decrease in the sales to any of our major customers, or the loss of any of our major customers, would have a material adverse effect on our business, financial condition and results of operations. In addition, our revenues are largely dependent upon the ability of our customers to develop and sell products that incorporate our products. There is no assurance that our customers will not experience financial or other difficulties that could adversely affect our operations and, in turn, our results of operations.

         We May Not Be Successful if We Do Not Attract New Customers.

         Our future success will depend on our attracting additional customers. The growth of our customer base could be adversely affected by:

         o customer unwillingness to implement our optical networking architecture or our defense electronics technology;

         o any delays or difficulties that we may incur in completing the development, introduction and production manufacturing of our planned products or product enhancements;

         o        new product introductions by our competitors;

         o        any failure of our products to perform as expected; or

         o any difficulty we may incur in meeting customers' delivery, installation or performance requirements.

         We Must Attract, Retain and Motivate Key Technical and Management Personnel in a Competitive Market in Order to Sustain and Grow Our Business.

         Our success depends to a significant extent upon key technical and management employees. Competition for highly qualified employees can be intense and the process of locating key technical and management personnel with the required combination of skills and attributes can be lengthy and expensive. There can be no assurance that we will be successful in retaining our existing key personnel or in attracting and retaining the additional employees we may require. We must continue to recruit, train, assimilate, motivate, and retain qualified managers and employees to manage our operations effectively. If we do not successfully recruit, hire and retain key employees, we may be unable to execute our business plan effectively and our results of operations could be significantly adversely affected.

         We Are Subject to Numerous and Changing Regulations and Industry Standards.

         The communications and computing industries are subject to numerous and changing regulations and industry standards, including standards and regulations imposed by the Federal Communications Commission and other governmental authorities. If our products do not meet these regulations or are not compatible with these standards, our ability to sell products and offer services could be seriously harmed.

         We May Be Unable to Secure Necessary Components and Support Because We Depend Upon a Limited Number of Third-Party Manufacturers and Support Organizations.

         We depend on a limited number of suppliers for components of our products, as well as for equipment used to design and test our products. Certain components used in our products are only available from a single source or limited number of vendors. Some of the sole source and limited source vendors are companies who, from time to time, allocate parts to telecommunications and computing equipment manufacturers due to market demand for components and equipment. Because of the recent worldwide telecommunications market expansion, many component suppliers have placed critical components on worldwide allocation. Many of our competitors are much larger and may be able to obtain priority allocations from these shared vendors, thereby limiting or making unreliable our sources of supply for these components. Any delay in component availability for any of our products could result in delays in deployment of these products and in our ability to recognize revenues.

         If we are unable to obtain sufficient supply from alternative sources, reduced supplies and higher prices of components will significantly limit our ability to meet scheduled product deliveries to customers. A delay in receiving certain components or the inability to receive certain components could harm our customer relationships and our results of operations.

         Failures of components affect the reliability and performance of our products, can reduce customer confidence in our products, and may adversely affect our financial performance. From time to time, we have experienced delays in receipt of components and have received components that do not perform according to their specifications. Any future difficulty in obtaining sufficient and timely delivery of components could result in delays or reductions in product shipments that could harm our business. In addition, a consolidation among suppliers of these components or adverse developments in their businesses that affect their ability to meet our supply demands could adversely impact the availability of components that we depend on. Delayed deliveries from these sources could adversely affect our business.

         Our defense electronics products are manufactured by a limited number of third-party manufacturers. If we were required to find alternative third-party manufacturers, we may be forced to incur significant costs and risks. There is no assurance that the alternative manufacturers could produce our products with quality or costs comparable to the existing manufacturers. In addition the transfer of the manufacturing process could result in significant delays that could cause us to miss deadlines imposed by our customers.

         Defense Electronics Products Business Is Subject to Special Risks.

         We expect that essentially all of our net revenues in the future will come from the sale of our defense electronics products. We supply products to sub-contractors and prime contractors whose ultimate customer is often times an agency of the United States government. Reductions in government spending on programs that incorporate our products could have a material adverse effect on our business, financial condition and results of operations. The contracts with the United States government are subject to special risks including the following: delays or cancellations of funding for programs; ability of the government to unilaterally cancel the contract; reduction or modification as a result of budgetary restraints or political changes; and other factors not under the control of us or the prime contractor.

         The Failure to Develop and Introduce New Products That Meet Changing Customer Requirements and Address Technological Advances Would Limit Our Ability to Sell Our Products and Services.

         New product development often requires long-term forecasting of market trends, and development and implementation of new technologies. If we fail or are late to respond to new technological developments, market acceptance of our products may be significantly reduced or delayed. The markets we participate in are characterized by rapidly changing technology, evolving industry standards, changes in end user requirements, and frequent new product introductions and enhancements. The introduction of products embodying new technologies or the emergence of new industry standards can render existing products obsolete or unmarketable.

         We May Not Be Able to Secure an Adequate Number of Design Wins.

         Before buying our products a customer will evaluate our products, and those of our competitors, as a part of designing a larger system. When a product is selected by a customer to be utilized in its system it is referred to as a "design win." The design-win process is typically lengthy and expensive, and there can be no assurance that we will be able to continue to meet the product specifications of our customers in a timely and adequate manner. Regarding the defense electronics market, military planners historically have funded significantly more design projects than actual deployments of new equipment. There can be no assurance that we will secure an adequate number of design wins. Failure to secure future design-wins could have a material adverse effect on our business, financial condition and results of operations.

         Product Performance Problems Could Limit Sales Prospects.

         The production of new products with high technology content involves occasional problems as the technology and manufacturing methods mature. If significant reliability, quality or network monitoring problems develop, including those due to faulty components, a number of negative effects on our business could result, including:

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

         Although we maintain accruals for product warranties, actual costs could exceed these amounts. From time to time, there will be interruptions or delays in the activation of products at a customer's site. These interruptions or delays may result from product performance problems or from aspects of the installation and activation activities, some of which are outside our control. If we experience significant interruptions or delays that cannot be promptly resolved, confidence in our products could be undermined, which could have a material adverse effect on operations.

         Failure to Protect Our Intellectual Property Will Adversely Affect Our Ability to Compete in the Industry and the Profitability of Our Operations.

         We rely on a combination of patents, copyright, trademark and trade secret laws, and restrictions on disclosure to protect our intellectual property. We also enter into confidentiality or license agreements with our employees, consultants and corporate partners and control access to and distribution of our software, documentation and other proprietary information. These intellectual property protection measures may not be sufficient to prevent wrongful misappropriation of our technology. In addition, these measures will not prevent competitors from independently developing technologies that are substantially equivalent or superior to our technology. The laws of many foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. Failure to protect proprietary information could result in, among other things, loss of competitive advantage, loss of customer orders and decreased revenues. Monitoring the unauthorized use of our products is difficult and we cannot be certain that the steps we have taken will prevent unauthorized use of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. If competitors are able to use our technology, our ability to compete effectively could be impaired. This litigation could result in substantial costs and diversion of resources and may not ultimately be successful.

         We May Be Subject to Intellectual Property Infringement Claims That Are Costly to Defend and Could Limit Our Ability to Use Some Technologies in the Future.

         Like other participants in the industry, we expect that we will continue to be subject to infringement claims and other intellectual property disputes as competition in the marketplace continues to intensify. In the future, we may be subject to litigation and may be required to defend against claimed infringements of the rights of others or to determine the scope and validity of the proprietary rights of others. Any such litigation could be costly and divert management's attention from operations. Adverse determinations in such litigation could result in the loss of our proprietary rights to use the technology, subject us to significant liabilities, require us to seek licenses from third parties, require us to redesign the products that use the technology, or prevent manufacturing or sale of our products that employ the technology. If we are forced to take any of the foregoing actions, our business may be seriously harmed.

         We May Be Unable to License Third-Party Technology at a Reasonable
Cost.

         From time to time we may be required to license technology from third parties to develop new products or product enhancements. We cannot ensure that third-party licenses will be available to us on commercially reasonable terms. The inability to obtain any third-party license required to develop new products and product enhancements could require us to obtain substitute technology of lower quality or performance standards, or to license such technology at a greater cost. Both licensing inferior technology at a reasonable cost and licensing necessary technology at a higher cost could seriously harm the competitiveness of our products.

         Our Products Are Subject to Government Regulation.

         Our defense electronics products are utilized in defense and intelligence related applications and therefore the sale of such products and any related transfer of technology outside of the United States may be subject to control and limitation by the federal government. Such sales have not been material to date.

         The telecommunications industry is subject to regulation from federal and state agencies, including the Federal Communications Commission ("FCC") and various state public utility and service commissions. Similar regulatory structures exist in most countries outside the United States. While such regulation does not affect us directly, the effects of such regulations on our potential customers may, in turn, adversely impact our business and results of operations. For example, FCC regulatory policies, affecting the availability of services and other terms on which telecommunications service providers ("Telcos") conduct their business, may impede our penetration of certain markets. Current FCC regulations restrict Telcos' ability to charge their customers based on access cost to local subscribers and may affect the timing of Telcos' investment in our technology. These FCC regulations and policies are under continuous review by the federal government and the courts and are subject to change. Although many FCC restrictions on providing services in previously restricted markets have been eliminated or modified, the failure to change, or a substantial delay in changing, the existing restrictions on Telcos may materially adversely affect their demand for products based upon our technology.

         In addition, our business and operating results may also be adversely affected by the imposition of certain tariffs, duties and other import restrictions on components that we obtain from non-domestic suppliers or by the imposition of export restrictions on products that we sell internationally. The governments of many other countries actively promote and create competition in the telecommunications industry. We do not believe we have material exposure to environmental laws. Changes in current or future laws or regulations, in the United States or elsewhere, could materially and adversely affect our business and results of operations.

         Debt Service Obligations May Adversely Affect Our Cash Flow and We May Be Unable to Repay the Debt On Time.

         We have approximately $6,600,000 of debt outstanding and that is due in 2002. It is unlikely that we will be able to generate sufficient cash flow from operations to repay all of this debt when it comes due. While we intend to restructure or refinance this debt, there is no assurance that we will be able to do so in a timely manner. Even if we are able to refinance or restructure this debt, we may still be subject to substantial interest and principal repayment obligations.

         RISK FACTORS RELATED TO THE SECURITIES MARKET

         The Common Stock Is Subject to Price Volatility.

         The price of the Common Stock is volatile. Fluctuations in operating results, such as revenues or operating results being below the expectations of public market analysts and investors, may cause additional volatility in the price of the Common Stock. In such event, the market price of the Common Stock could decline significantly. A significant decline in the market price of the Common Stock could result in litigation that could also result in increased costs and a diversion of management's attention and resources from operations.

         There May Not Be a Liquid Market for the Common Stock

         The Common Stock currently is traded on the OTC Bulletin Board operated by Nasdaq. This market generally has less liquidity than the Nasdaq SmallCap Market and certain institutional investors are precluded from buying stock in this market. There can be no assurance that our investors will be able to sell the Common Stock at prices and times that are desirable.

ITEM 2 - PROPERTIES

         All of our facilities are leased and are located in Richardson, Texas. We lease approximately 50,000 square feet that include production, engineering, sales, marketing and administrative offices and believe it to be suitable for our operations as currently conducted. We are also obligated under other leases for properties which are not currently used in our operations. One such facility, comprising approximately 28,000 square feet is currently utilized by ITI which reimburses us for the cost of the lease and related expenses. Another facility, which was formerly utilized by INT and comprises approximately 34,000 square feet, is currently unoccupied.

ITEM 3 - LEGAL PROCEEDINGS

         We are involved in various legal proceedings and claims arising in the ordinary course of business.

         Cadence Lawsuit. In July, 1999 we negotiated the sale of a portion of our engineering design services operations conducted by DNA. The agreement with Cadence Design Systems, Inc. ("Cadence") provided for a purchase price of $15.0 million in cash. We believe Cadence and the Company signed and delivered an asset purchase agreement to consummate the transaction. The transaction was scheduled to close on July 23, 1999. To the best of our knowledge, we met all conditions to closing; however, Cadence failed to close the transaction. Therefore, we believe Cadence breached the agreement that had been reached between the parties. In July, 1999 we filed suit in state district court of Dallas County, Texas to recover damages, alleging breach of contract, fraud, breach of fiduciary duty and negligent misrepresentation by Cadence. In March, 2002 the Company and Cadence settled this litigation and released all claims against one another related to this matter. Under the settlement Cadence paid $9,450,000, of which we retained $6,300,000 after payment of legal fees under a contingent fee arrangement with the law firm that represented us in the case.

         Shareholder Class Action. A shareholder class action lawsuit was filed in the U. S. District Court for the Northern District of Texas in November 1999 on behalf of all persons and entities who purchased the Company's common stock during the period between February 24, 1998 and November 17, 1998. The named defendants include the Company and certain former and present officers and directors of the Company. The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making false and misleading statements concerning the Company's reported financial results during the period, primarily relating to revenue recognition, asset impairment and capitalization issues. The plaintiffs seek monetary damages, interest, costs and expenses. In March 2001, our motion to dismiss the case was denied and discovery has begun. The court has set a preliminary trial date of April 7, 2003. We believe the case is without merit and intend to defend the case vigorously in all respects.

         United Pacific Insurance Company, an affiliate of Reliance Insurance Company, the insurance carrier which provides the primary $2 million of insurance coverage for this matter, has been ordered liquidated by the insurance commissioner of the State of Pennsylvania. At this time we are unable to determine what amounts, if any, may be available under this insurance coverage. We believe we are entitled to receive $300,000 related to this claim from guarantee funds maintained by the insurance commissioner of the State of Texas. If we don't receive the full benefit of this coverage, there could be a material adverse impact on the Company.

         Savage Matters. We are contingently liable for certain potential claims that arise out of Savage Arms, Inc., a manufacturer of sporting bolt action rifles (Savage Arms). We sold Savage Arms to the Savage Sports Corporation (Savage Sports), and pursuant to the Stock Purchase Agreement we executed on October 3, 1995, we agreed to indemnify Savage Sports for certain product liability claims, environmental clean-up costs and other contractual liabilities, including certain asserted successor liability claims, that Savage Sports incurred because of Savage Arms.

         A firearms product liability lawsuit has been filed in Alaska Superior Court (the Taylor litigation). Western Auto Supply Co. is a defendant in the Taylor litigation, and has settled the claim for $5 million. Western Auto Supply Co. has now asserted a third-party claim against Savage Sports seeking indemnification in the amount of the settlement, plus attorneys' fees and related costs. Savage Sports has asserted certain defenses to the third-party claim, and we believe additional defenses may be available. At this time, it is not possible to accurately predict the outcome of the litigation or the effect it will have on us.

         In June 2000, Savage Sports filed suit against us in Superior Court in Hampton County, Massachusetts seeking reimbursement from us for amounts related to the settlement of various product liability claims asserted against Savage Sports by Emhart Industries, Inc. In January 2001, we entered into a settlement agreement with Savage Sports that disposed of this litigation. Pursuant to the agreement we agreed to pay Savage Sports approximately $1.1 million over two years, including approximately $600,000 upon the signing of the agreement. We also agreed to contribute towards the annual cost of product liability insurance which covers any future claims.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the quarter ended December 31, 2001, no matters were voted on by our stockholders.

                                     PART II

ITEM 5 - MARKETS FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is traded on the OTC Bulletin Board operated by Nasdaq under the symbol "TERA." Prior to June 19, 2001, our common stock was traded on the Nasdaq SmallCap Market. Our common stock was de-listed from the Nasdaq SmallCap Market on June 19, 2001 for failure to maintain a minimum bid price of $1.00. On January 30, 2001, we changed our trading symbol to "TERA" from "ICOM" to reflect our name change to TeraForce Technology Corporation from Intelect Communications, Inc.

         The high and low bid prices for our common stock for each full quarter of the last two fiscal years, as reported on the OTC Bulletin Board and Nasdaq, are as follows (these prices are inter-dealer prices, without mark-up, mark-down or commission included and may not necessarily represent actual transactions):

        Quarter period ended                                 High             Low
        --------------------                                 ----             ---
        2001

        March 31                                             1.438            0.344
        June 30                                              0.960            0.330
        September 30                                         0.420            0.150
        December 31                                          0.200            0.080

        2000

        March 31                                             10.438           1.375
        June 30                                              5.563            1.750
        September 30                                         2.656            1.125
        December 31                                          1.719            0.313


         As of March 22, 2002, there were approximately 43,000 owners of record (including nominee holders such as banks and brokerage firms who hold shares for the benefit of beneficial owners) of our common stock.

         The closing bid price of the common stock on the OTC Bulletin Board on March 22, 2002 was $0.14.

DIVIDEND POLICY

         In March 2000, we paid $966,000 of cash dividends upon the redemption of shares of its Series A Preferred Stock. No other dividends were paid on any class of equity in 2001 or 2000. We do not currently plan to pay any dividends on common stock.

ITEM 6 - SELECTED FINANCIAL DATA

         The following tables set forth certain historical consolidated financial data for the Company.

                                                          Years ended December 31,
                                        --------------------------------------------------------
                                         2001        2000         1999       1998*        1997*
                                        --------    --------    --------    --------    --------
                                                 ($ in thousands, except per share data)
STATEMENT OF OPERATIONS:


Net revenues                            $  6,822    $ 11,748    $ 12,103    $ 11,194    $ 29,145
                                        ========    ========    ========    ========    ========
Operating loss                          $(17,006)   $(29,280)   $(23,249)   $(38,738)   $(17,634)
                                        ========    ========    ========    ========    ========

Loss from continuing operations         $(17,181)   $(28,790)   $(26,286)   $(42,686)   $(19,735)
Loss from discontinued operations         (3,412)       (782)     (2,249)        (49)         (8)
Loss on disposal of
   discontinued operations                  (956)         --          --        (403)       (498)
Extraordinary item - loss                     --          --      (1,054)         --          --
                                        --------    --------    --------    --------    --------
Net loss                                $(21,549)   $(29,572)   $(29,589)   $(43,138)   $(20,241)
                                        ========    ========    ========    ========    ========
Loss allocable to common
   stockholders                         $(21,549)   $(30,538)   $(34,517)   $(46,105)   $(20,798)
                                        ========    ========    ========    ========    ========
Basic and diluted loss per share:

Continuing operations                   $  (0.20)   $  (0.36)   $  (0.67)   $  (1.76)   $  (0.99)
Extraordinary item                            --          --       (0.02)         --          --
Discontinued operations                    (0.05)      (0.01)      (0.05)      (0.02)      (0.02)
                                        --------    --------    --------    --------    --------
Net loss                                $  (0.25)   $  (0.37)   $  (0.74)   $  (1.78)   $  (1.01)
                                        ========    ========    ========    ========    ========
Weighted average shares (thousands)       86,354      83,229      46,762      25,939      20,558


BALANCE SHEET:
ASSETS:

Current assets                          $  8,105    $ 18,805    $ 11,861    $ 16,413    $ 25,552
Excess of cost over assets of
   companies acquired                         --       3,354       4,115       4,787      13,249
Other long-term assets                     2,091       1,845       8,366      11,270      11,008
                                        --------    --------    --------    --------    --------
Total assets                            $ 10,196    $ 24,004    $ 24,342    $ 32,470    $ 49,809
                                        ========    ========    ========    ========    ========

LIABILITIES & STOCKHOLDERS' EQUITY:
Current liabilities including current
    maturities of long-term debt        $ 11,807    $  4,593    $  8,674    $  9,938    $ 23,517
Long-term liabilities                         --          --      15,264      15,000         143
Stockholders' equity (deficit)            (1,611)     19,411         404       7,532      26,149
                                        --------    --------    --------    --------    --------

                                        $ 10,196    $ 24,004    $ 24,342    $ 32,470    $ 49,809
                                        ========    ========    ========    ========    ========

*Certain amounts have been reclassified to conform to current classifications.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Consolidated Financial Statements and their related notes found on pages 36 through 59 of this Form 10-K. Except for historical facts, all statements included in the following discussion about our financial position, business strategy, and plans of management for future operations are forward looking statements. Forward-looking statements involve risks and uncertainties and actual results could materially differ from those expressed in or implied by the forward-looking statements.

RESULTS OF OPERATIONS

Continuing operations -

         Our engineering design services business is reflected as discontinued operations in the accompanying financial statements for all years presented. Therefore, the following results related to continuing operations do not include amounts related to the operations of the engineering design services business. The following discussions of revenues, gross profit (loss), engineering and development expenses, and selling and administrative expenses do not include amounts related to our engineering design services business for any period presented.

         The following table shows the revenue and gross profit (loss) for our products:

                                   Years ended December 31,
                               --------------------------------
                                 2001        2000         1999
                               --------    --------    --------
                                      ($ in Thousands)
Net revenue:

Defense electronic products    $  4,195    $  3,599    $  1,411
Optical networking equipment      2,368       6,994       9,479
Other                               259       1,155       1,213
                               --------    --------    --------
                               $  6,822    $ 11,748    $ 12,103
                               --------    --------    --------
Gross profit (loss):

Defense electronic products    $   (424)   $    375    $    245
Optical networking equipment         --      (1,813)     (1,426)
Other                              (715)        (67)        (13)
                               --------    --------    --------
                               $ (1,139)   $ (1,505)   $ (1,194)
                               --------    --------    --------

Revenues

         Revenue from the sale of defense electronics products increased 17% between 2000 and 2001 and 155% between 1999 and 2000. The increased product sales reflect our continued penetration of the market for these products and customer acceptance of our products. Our defense electronic products are comprised of two broad product lines, one based on the PowerPC line of RISC processors and one based on Texas Instruments' digital signal processors.

         We began shipping the PowerPC-based product line to customers late in 2000 and therefore it made no meaningful contribution to revenue prior to 2001. Initial shipments of this product line have been generally small quantities used by customers for evaluation, testing and system development, which is typical for new products in this industry. Accordingly, during 2001, as well as in 2000 and 1999, the majority of revenues were related to sales of the Texas Instruments' DSP-based products. We expect that the PowerPC-based products will contribute an increasing proportion of total revenues, although the Texas Instruments' DSP-based products are expected to continue to make significant contributions towards total revenue. The increase in sales of PowerPC-based products is expected to be enhanced as "ruggedized" product versions and other product enhancements are introduced, and we believe these introductions will occur later in 2002.

         While the majority of our defense electronics products are utilized in defense and intelligence related applications, in the past they have also been utilized in commercial telecommunications applications. The severe downturn that the telecommunications industry is experiencing resulted in a sharp decline in demand for our products in these applications. Therefore, revenues in 2001 from sales to the telecommunications market were less than we had anticipated. Revenue from sales of products for defense and intelligence related applications in 2001 was also less than we had expected. Prior to September 11, 2001, funding for various defense and intelligence related programs had been delayed pending the Bush administration's assessment of the military and its priorities. This resulted in delays in new orders throughout the industry. The events of September 11 compounded these delays. We believe these delays are temporary and that there have been indications in the first quarter 2002 of an increase in activity in the industry. The magnitude and timing of the impact of this activity on our revenues and results of operations cannot be predicted at this time.

         Net revenue from optical networking equipment relates almost exclusively to the OmniLynx product line, which prior to 2000 was marketed under the SonetLynx(C) and FibreTrax(C) names. In August 2001, we sold essentially all of the assets related to the OmniLynx product line to ITI. Prior to the completion of this transaction we had significantly curtailed the operations related to OmniLynx. Accordingly, revenues from optical networking equipment declined significantly in 2001. Subsequent to August 2001, we had no revenues from optical networking equipment. The decision to dispose of the OmniLynx related assets and operations was made in reaction to rapidly changing market conditions that resulted in very significant declines in the actual and expected demand for the OmniLynx product line. There was especially a decline in demand from small to medium sized competitive local exchange carriers, which had been a target market for the Company. This decline in demand is demonstrated by the decline in net revenues from optical networking equipment from 1999 to 2000.

         Other revenues consist primarily of the voice and data switching products used in air traffic control applications and video network products, which we no longer sell.

Gross profit (loss)

         The loss related to defense electronics products for 2001 includes approximately $750,000 of charges related to the adjustment of the carrying value of component and finished goods inventories. These charges resulted from an evaluation of current component costs and the adjustment of certain finished goods to net realizable value. Without the effect of these charges, the gross profit related to defense electronic products in 2001 amounted to approximately $326,000, as compared to $375,000 in 2000. The decline in gross profit, despite the increase in related net revenue between the periods, reflects the effect of certain fixed infrastructure costs established to handle higher production levels expected in the future, higher testing and re-work costs in the early phases of PowerPC-based product production and higher costs related to relatively low volume production runs during this early phase. Between 1999 and 2000, gross profit increased due to related net revenue, however the cost of revenue in 2000 was impacted by many of the same factors as discussed above related to 2001.

         As of December 31, 2000, our assets related to the OmniLynx product line, including inventories, were reduced to estimated net realizable value. Therefore, revenue from the sales of such OmniLynx products in 2001 produced no gross profit or loss. The gross loss in 2001 represents manufacturing and production overhead costs incurred in 2001. During 2000 and 1999, gross loss from optical networking equipment reflects the effect of relatively low production levels for our manufacturing operations. The lower production levels resulted in unabsorbed overhead of approximately $1,400,000 in 2000 and $1,700,000 in 1999. The amortization of technology costs and capitalized software development costs of approximately $1,300,000 in 2000 and $1,400,000 in 1999 also affected the gross loss. In the fourth quarter of 1999, we reduced the carrying value of our inventory by approximately $1,600,000. This adjustment was based on cost variances and a periodic review of the components of inventory in relation to anticipated sales and production, product design changes, and current market prices for components and completed products.

Engineering and development expenses

         Engineering and development ("E&D") expense decreased to $5,096,000 in 2001, as compared to $5,258,000 in 2000 and $10,040,000 in 1999. In 2000 and
1999, certain amounts of software development costs were capitalized. Including those capitalized amounts, the total E&D expenditures were $5,096,000, $6,153,000 and $10,647,000, respectively, in the years 2001, 2000, and 1999.
Total E&D expense by product line were distributed as follows:

                               Years ended December 31,
                              ---------------------------
                                2001     2000      1999
                              -------   -------   -------
                                  ($ in Thousands)

Defense electronic products   $ 2,286   $ 1,722   $   886
Optical networking products     1,336     3,504     4,700
CS4                                --        --     3,565
Other                           1,474        32       889
                              -------   -------   -------
                              $ 5,096   $ 5,258   $10,040
                              -------   -------   -------

         E&D costs related to defense electronics products have increased each year from 1999 through 2001. This increase represents development activities related to the PowerPC-based products that were first shipped to customers in late 2000. Product enhancements and extensions have continued, including the introduction of the four processor, or "quad" version in the first quarter of 2001. Continuing development activities include ruggedized product versions and other design changes that we expect to be introduced later in 2002.

         In 2000 and 1999 we incurred E&D costs relating to optical networking equipment primarily from enhancements and extensions of the OmniLynx product line. Such costs in 2001 relate to the Aegean product line that we began developing in 2000. In the fourth quarter of 2001, we curtailed activity related to the Aegean product line because we have been unable to arrange outside funding for these activities. During 2002, development activity related to the Aegean product line is continuing at a much reduced level. However, if we are not able to arrange outside funding for these activities we expect to suspend all activities related to this product line.

         Other E&D costs in 2001 include approximately $670,000 related to the engineering organization involved with the OmniLynx product line, which was eliminated during 2001. The balance of other E&D costs in 2001 arose from development activities on the Centauri product line. In the first quarter of 2002, we suspended all development activities related to the Centauri project.

         During 1999, we incurred significant engineering and development costs related to our CS4 Intelligent Switching Platform. We have completed or suspended all development activities related to this project and accordingly do not plan to incur further E&D costs related to it. All E&D costs related to this project have been expensed.

Selling and administrative expenses

         Selling and administrative expenses decreased $4,596,000, or 35%, between 2000 and 2001. This decrease resulted from the curtailment and sale of the operations related to the OmniLynx product line. The decrease was offset by increased general and administrative expenses related to our defense electronics business. In addition, however, we have reduced other selling and administrative costs, including headcount, in response to the elimination of various business operations. Selling and administrative expenses increased $1,251,000, or 10% between 2000 and 1999. The increase in costs in 2000 reflects our efforts to introduce the OmniLynx product line into public network markets and increased marketing efforts relating to DSP products.

Asset write downs and costs related to sale of assets

         In the fourth quarter of 2000, we determined that, due to changes in certain target customer markets, our OmniLynx line of optical networking products no longer fit within our long-term objectives and began plans to sell the product line and related operations. A transaction for the sale of the OmniLynx business failed in the first quarter of 2001 due to business difficulties experienced by the potential purchaser. At that time, we significantly curtailed the ongoing operations of the OmniLynx business and began to pursue other methods of disposing of the business, including liquidating the assets. As of December 31, 2000, the carrying values of the assets related to the OmniLynx product line were adjusted to the lower of cost and estimated net realizable value. A charge to operations was recorded as of December 31, 2000 as follows:

                                                    ($ in Thousands)

Reduction of inventory to net realizable value           $5,642
Reduction of property and equipment
     to net realizable value                              2,199
Write-off of capitalized software development
     costs and purchased intangibles                      1,383
Other                                                        27
                                                         ------

Asset writedown                                          $9,251
                                                         ======

         In August 2001 we sold substantially all of the OmniLynx assets to ITI. We received a cash payment of $1,000,000 and are entitled to receive additional amounts from ITI based upon the utilization of inventory acquired from us and based on the financial position of ITI at certain points in time. The total additional amount to be received cannot be determined at this time. The amounts due from ITI have been recorded at the carrying value of the assets disposed of, less amounts received from ITI. Accordingly, no gain or loss has been recorded as a result of this transaction.

         In 2001, we recognized certain non-recurring costs in connection with the sale of the OmniLynx assets that amounted to $2,101,000, related to maintaining the assets until the sale and the settlement of certain contractual obligations related to those assets such as warranty obligations, employee retention agreements and lease obligations.

Earnings of unconsolidated affiliate

         Subsequent to the sale to ITI of substantially all of the assets related to the OmniLynx product line, ITI has conducted all operations related to the OmniLynx product. We have a 33% equity interest in ITI, minority board of director representation, no funding obligations and no involvement in day-to-day operations. We account for our investment in ITI using the equity method of accounting. Earnings of unconsolidated affiliate for the year ended December 31, 2001, represents our proportionate share of the net earnings of ITI for the period from September 1, 2001 through December 31, 2001. Such amounts have not been distributed to us.

Interest expense

         Interest expense, including non-cash financing charges, consists of the following:

                               Years ended December 31,
                               ------------------------
                                2001     2000     1999
                               ------   ------   ------
                                   (in Thousands)
Interest on debt instruments   $  151   $  348   $1,603
Non-cash financing costs           82      426    1,019
Other costs of financing           --       --        8
Other interest                     29       24       43
                               ------   ------   ------
                               $  262   $  798   $2,673
                               ------   ------   ------

         Interest on debt instruments in 2001 relates to amounts borrowed under bank credit agreements and short-term notes. In 2000 and 1999, such amounts were primarily attributable to amounts borrowed from St. James Capital Corp., SJMB, L.P., and the Coastal Corporation Second Pension Trust.

         Non-cash financing costs in 2001, 2000 and 1999 were the result of warrants to purchase common stock issued in connection with various financings. The reported expense amount is amortization of the value of the warrants determined by using the Black-Scholes pricing model.

Interest income and other

         Interest income and other includes interest on the temporary investment of cash balances of approximately $47,000 in 2001 and $1,028,000 in 2000. The year 2000 also includes approximately $1,070,000 from the settlement of a dispute with a professional service provider offset by a charge of approximately $875,000 related to the settlement of certain litigation.

Loss on debt retirement

         Pursuant to a restructuring of its debt obligations in August 1999, we repaid $3,000,000 of a note payable through the issuance of 3,864,271 shares of common stock. This repayment resulted in a loss on debt retirement of $1,054,000.

Discontinued operations -

         Effective December 31, 2001 we commenced a plan to dispose of our engineering design services business and on January 11, 2002 sold substantially all of the assets related to this business for total consideration of $2,800,000. Accordingly, this business segment has been accounted for as a discontinued operation.

         The loss on disposal of discontinued operations is computed based on the consideration received less the net book value of the assets disposed of, including goodwill, and the operating loss of the business from December 31, 2001 to the date of disposal, which amount includes severance costs related to certain employees, and an estimate of the costs related to a real estate lease utilized by the discontinued operation. The amount of the cost related to the real estate lease was estimated based on the monthly rental costs for the period of time (one year) that management estimates before the related facility can be utilized by other operations or the costs mitigated in some other manner. The amount of the loss is as follows:

                                            ($ in Thousands)
Proceeds                                         $ 2,800
Net book value of assets sold                       (517)
Goodwill                                          (2,682)
Operating loss through date of sale                 (308)
Estimated cost of real estate lease                 (249)
                                                 -------
Loss on disposal of discontinued operation       $   956
                                                 =======

         The results of operations related to our engineering design services business are reflected as loss from discontinued operations.

         Between 2000 and 2001, the loss related to the engineering design services operations increased to $3,412,000 from $782,000, primarily as a result of a decline in revenues from these operations to $3,405,000 in 2001 as compared to $7,002,000 in 2000. This decline resulted from the drastic downturn in the telecommunications industry over this same period of time. The majority of our engineering design services were provided to companies involved in the telecommunications industry. During the course of 2001, there was a significant decline in demand for our services as customers reduced or eliminated product development programs. This situation was also impacted by the inability of many start-up organizations that utilized our services to obtain additional funding. In 2000, the loss from the engineering design services operations declined to $782,000 from $2,249,000 in 1999. This was a result of the increase in net revenues to $7,002,000 in 2000 from $4,596,000 in 1999. During 1999, these operations were negatively impacted by the effect of the aborted sale of the operations to Cadence. During the negotiation and preparation for the anticipated sale, we were limited in our ability to engage in new projects. Therefore, as existing projects were completed, we experienced a decline in revenues. In addition, after the transaction failed to close we were forced to reduce staffing levels, further impacting the ability to bring on new business.

Outlook for 2002 -

         During the course of 2001 and in the first quarter of 2002, Management has undertaken a series of initiatives to reduce costs, improve our operating results and reduce our dependency on outside sources of capital. These initiatives include the following:

         o        Sale of OmniLynx assets and related operations

         o        Sale of engineering design services business

         o Curtailment of development activity related to the Aegean product line

         o Suspension of all development activity related to the Centauri product line

         o        Reduction of selling and administrative expenses

         o        Increased focus and emphasis on defense electronics business

         As a result of these actions, we have significantly reduced the level of fixed and on-going costs as compared to previous periods and therefore the level of net revenues required to generate an operating profit and positive cash flow from operations is less than in prior periods. Of our net loss in 2001, approximately $4,368,000 relates to the engineering design services business, approximately $5,770,000 relates to the OmniLynx product line and related assets and approximately $2,140,000 relates to the Aegean and Centauri projects.

         In 2002, Management expects the Company to focus on its defense electronics business. We have increased revenues from this business each of the last three years and expect to continue to do so. Our ability to generate a profit from operations and to generate positive cash flow from operations largely depends on the continued growth in revenue from sales of defense electronics products. In turn, our ability to achieve higher levels of net revenue is dependent upon a number of factors such as customer acceptance of our products, including new and enhanced products, our ability to meet customer demands as to product availability, price and performance, availability of funding for programs in which our products will be deployed, the performance of other companies who provide products or services to these programs and access to adequate working capital, as well as other factors that may not be within our control (See Item 1 - Business - Risk Factors).

         In order to execute our business plan we need access to capital. See Liquidity and Capital Resources - Financing activities for a discussion of these requirements and how we expect to meet them.

Liquidity and Capital Resources

         As of December 31, 2001 we had cash and temporary investments of $54,000, negative working capital of $3,702,000 and funded debt of $7,554,000. For the year ended December 31, 2001 cash flow used in operations amounted to $13,789,000.

Operating activities

         Net cash applied in operations primarily reflects the $21,549,000 net loss offset by $2,103,000 of non-cash charges, and the $5,657,000 net increase in working capital.

         o        Inventory decreased $1,139,000.

         o        Accounts receivable decreased $4,569,000.

         o The non-cash charges consist primarily of $1,417,000 of depreciation and amortization of fixed assets and intangible assets.

Investing activities

         Investments during 2001 were $325,000 of fixed asset additions and the investment in ITI of $1,250,000. The fixed asset additions were concentrated in computers, software and test equipment to support engineering activities. Management does not anticipate significant fixed asset additions in 2002.

Financing activities

         During 2001 and January of 2002 our operations were largely financed by a series of short-term financings. These financings have taken the form of bank facilities that have been secured by letters of credit or guarantees by certain individual investors and by short-term notes issued in favor of certain of these same investors. These short-term borrowings totaled approximately $7,554,000, $954,000 of which we repaid on March 27, 2002. Of the balance remaining after March 27, 2002, $6,000,000 is due on May 31, 2002 and $600,000 is due October,
2002.

         Despite the costs which have been eliminated in 2001 and the first quarter of 2002 and the expected growth in our defense electronics business, we don't expect to generate cash flow from operations until the third quarter of 2002. Therefore, we will require working capital to provide for the expected growth in the defense electronics business and to meet other contractual obligations.

         In January, 2002 we received a cash payment of $1,660,000 as a result of the sale of our engineering design services business. In addition, in March 2002, we settled the outstanding litigation with Cadence whereby we received a cash payment of $6,300,000, net of attorney fees. During the course of 2002 we are entitled to additional payments from ITI arising from the sale of the OmniLynx assets in August, 2001; however the timing of such payments and the amounts which will be ultimately received are uncertain. We expect that the above amounts will be sufficient to meet our needs for working capital during 2002.

         It is unlikely, however, that we will be able to repay the remaining outstanding debt when it comes due with cash flow from operations and the amounts above. Therefore, we intend to restructure this debt by either replacing it with other debt with different terms, repaying it from the proceeds of issuing new equity securities or debt securities which are convertible into common stock, or amending the terms of the obligations so that the debt is not due in 2002. While we expect to accomplish this restructuring, we have not yet done so, and there is no assurance that we will before the debt becomes due. If we were to issue equity securities or debt which is convertible into common stock, there could be significant dilution to existing common shareholders.

         If we are not able to restructure the outstanding debt by May 31, 2002, which is the date $6,000,000 of the debt becomes due, it is likely that we will default upon those obligations. In that case, the parties that have guaranteed that debt will be obligated to repay those borrowings and we will have demand obligations to those parties in an amount equal to the debt that they repay. In that event, these parties will have collateral rights in most of our accounts receivable and inventory. In addition, they will be our largest creditor and could demand payment at any time. They could therefore be in a position to obtain a judgment against the Company and exert significant influence over our actions.

         Due to the uncertainty regarding the restructuring or refinancing of our outstanding debt, our auditors have added an explanatory paragraph to their audit opinion which states there is doubt concerning our ability to continue as a going concern. Our consolidated financial statements have been prepared on the basis that we are a going concern and do not include any adjustments that might be necessary if this were not the case. These adjustments include changes in the possible future recoverability and classification of assets or the amount and classification of liabilities.

         As discussed above we are obligated under various contracts and commercial commitments. The following table summarized these obligations:

                                         Period in which payments due (in thousands)
                                        ---------------------------------------------
Nature of Obligation                     2002         2003         2004         2005
--------------------------------        ------       ------       ------       ------
Notes payable                           $7,454       $   --       $   --       $   --
Operating leases                           822          718          412           85
Non-cancelable purchase
  commitments                              100           --           --           --
Settlement payments                        260           60           --           --
                                        ------       ------       ------       ------
   Total                                $8,636       $  778       $  412       $   85

         Our estimate of capital needs is subject to a number of risks and uncertainties which could result in additional capital needs that have not been anticipated. An important aspect of our estimated capital requirements is our ability to begin to generate positive cash flow from operations. As discussed above, this in turn is dependent upon our ability to increase revenues from our defense electronics business, to generate adequate gross profit from those sales and to control other costs and expenses. Our capital needs could increase materially if any of our contingent liabilities are resolved adversely to the Company. In addition, we could require additional working capital if the defense electronics business increases more rapidly than we currently anticipate.

         Potential sources of additional capital include the sale of additional debt or equity securities, other debt, such as bank debt, and the sale of assets. A sale of additional securities could result in dilution to existing common shareholders. There is no assurance that additional capital will be available under terms which are acceptable.

Contingent liabilities

         As discussed in Item 3 - "Legal Proceedings," we are exposed to certain contingent liabilities which, if resolved adversely to us, could adversely affect our liquidity, our results of operations, and/or our financial position.

Critical Accounting Policies

         We have identified the policies below as critical to our business operations and the understanding of our results operations. The impact and any associated risks related to these policies on our business operations is discussed below. For a more detailed discussion on the application of these and other accounting policies, see the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities. There can be no assurance that the actual results will not differ from those estimates.

Estimates

         Management has made estimates regarding the following matters which could have a material effect on our consolidated financial statements:

         o The amount and likelihood of occurrence of contingent liabilities, including that related to outstanding litigation and claims.

         o The recoverability of amounts due from ITI and any potential impairment to our investment in ITI.

         o Costs associated with discontinued operations, including the amount of lease obligations related to our engineering design services business.

Inventories

         Our inventories consist primarily of electronic components which are subject to obsolescence and variations in market prices. We have adjusted the amount of excess and obsolete inventory based on current and expected sales trends, the number of parts on hand, the current market value for those parts and the viability and potential technical obsolescence of the components.

Revenue recognition

         We generally recognize revenue when our products are shipped to the customer. This is normally the point at which all of the following factors have been achieved:

         o        Persuasive evidence of a sales arrangement exists

         o        The product has been delivered

         o        The price is fixed or determinable

         o        Collection of the resulting receivable is reasonably assured

         In some cases product is shipped to a customer for evaluation or testing. In such cases revenue is not recognized until the customer has evidenced intent to purchase the product by issuing a non-cancelable purchase order to us for the product.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We have outstanding debt amounting to $6,000,000 that bears interest at a variable interest rate. This interest rate is based on a widely used reference interest rate known as LIBOR. An increase of 50 basis points in LIBOR would result in an increase in our annual interest expense of $30,000.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants................................................          35
Consolidated Balance Sheets.......................................................................          36
Consolidated Statements of Operations.............................................................          37
Consolidated Statements of Stockholders' Equity...................................................          38
Consolidated Statements of Cash Flows.............................................................          41
Notes to Consolidated Financial Statements........................................................          42

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
TeraForce Technology Corporation

We have audited the accompanying consolidated balance sheets of TeraForce Technology Corporation (formerly Intelect Communications, Inc.), and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TeraForce Technology Corporation and subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has significant operating losses in 2001, 2000 and 1999. As of December 31, 2001, notes payable in the amount of $7,554,000 are due within one year. The Company's continued existence is dependent on restructuring or refinancing these obligations, neither of which is assured. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are also discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Grant Thornton LLP

Dallas, Texas
March 22, 2002

                TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 2001 and 2000

                   (Thousands of dollars, except share data)

                                                                    2001         2000
                                                                  ---------    ---------
                                   Assets

Current assets:
   Cash and cash equivalents                                      $       1    $   5,587
   Investments                                                           53          110
   Accounts receivable, net of allowances of $1,606 in 2001
     and $1,691 in 2000                                                 869        4,303
   Receivable from affiliate                                            816           --
   Assets held for sale                                                  --        4,893
   Inventories                                                        3,262        2,143
   Net current assets of discontinued operations                      2,880        1,287
   Prepaid expenses                                                     224          482
                                                                  ---------    ---------
              Total current assets                                    8,105       18,805

Property and equipment, net                                             638          698
Net long-term assets of discontinued operations                          --        3,844
Investment in affiliate                                               1,284           --
Other assets                                                            169          657
                                                                  ---------    ---------
                                                                  $  10,196    $  24,004
                                                                  =========    =========


               Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
   Notes payable                                                  $   7,554    $     100
   Accounts payable                                                   1,864        2,121
   Accrued liabilities                                                2,389        2,372
                                                                  ---------    ---------
              Total current liabilities                              11,807        4,593

Commitments and contingencies (Notes 10 and 15)

Stockholders' equity (deficit):
   Common Stock, $.01 par value. Authorized 200,000,000 shares,
     87,088,850 and 86,098,850 shares issued in 2001 and 2000,
     respectively                                                       871          861
   Additional paid-in capital                                       181,898      181,381
   Accumulated deficit                                             (182,793)    (161,244)
                                                                  ---------    ---------
                                                                        (24)      20,998
   Less 400,474 shares of common stock in treasury at cost           (1,587)      (1,587)
                                                                  ---------    ---------
              Total stockholders' equity (deficit)                   (1,611)      19,411
                                                                  ---------    ---------
                                                                  $  10,196    $  24,004
                                                                  =========    =========

See accompanying notes to consolidated financial statements.

                TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

                      Consolidated Statements of Operations

                    (Thousands of dollars, except share data)

                                                                  Years ended December 31,
                                                               --------------------------------
                                                                2001         2000        1999
                                                               --------    --------    --------
Net revenue                                                    $  6,822    $ 11,748    $ 12,103
Cost of revenue                                                   7,961      13,253      13,297
                                                               --------    --------    --------
             Gross loss                                          (1,139)     (1,505)     (1,194)
                                                               --------    --------    --------

Expenses:
   Engineering and development                                    5,096       5,258      10,040
   Selling and administrative                                     8,670      13,266      12,015
   Asset writedowns                                                  --       9,251          --
   Costs related to sale of assets                                2,101          --          --
                                                               --------    --------    --------
                                                                 15,867      27,775      22,055
                                                               --------    --------    --------
             Operating loss                                     (17,006)    (29,280)    (23,249)
                                                               --------    --------    --------

Other income (expense):
   Earnings of unconsolidated affiliate                              34          --          --
   Interest expense                                                (262)       (798)     (2,673)
   Interest income and other, net                                    53       1,288        (364)
                                                               --------    --------    --------
                                                                   (175)        490      (3,037)
                                                               --------    --------    --------
             Loss from continuing operations                    (17,181)    (28,790)    (26,286)

Extraordinary item - loss on debt retirement                         --          --      (1,054)

Discontinued operations:
   Loss from discontinued operations                             (3,412)       (782)     (2,249)
   Loss on disposal of discontinued
     operations                                                    (956)         --          --
                                                               --------    --------    --------
Net loss                                                        (21,549)    (29,572)    (29,589)

Dividends on preferred stock                                         --        (966)     (4,928)
                                                               --------    --------    --------

Loss allocable to common stockholders                          $(21,549)   $(30,538)   $(34,517)
                                                               ========    ========    ========

Basic and diluted loss per share:

   Continuing operations                                       $  (0.20)   $  (0.36)   $  (0.67)
   Extraordinary item                                                --          --       (0.02)
   Discontinued operations                                        (0.05)      (0.01)      (0.05)
                                                               --------    --------    --------
     Net loss per share                                        $  (0.25)   $  (0.37)   $  (0.74)
                                                               ========    ========    ========

Weighted average number of common
   shares outstanding (thousands)                                86,354      83,229      46,762
                                                               ========    ========    ========


See accompanying notes to consolidated financial statements.

                TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                                   Years ended December 31, 2001, 2000 and 1999
                                     (Thousands of dollars, except share data)




                                                                                 Preferred Stock
                                             ---------------------------------------------------------------------------------------
                                                       Series A                     Series C                      Series D
                                             --------------------------    --------------------------    --------------------------
                                               Shares            Par          Shares           Par          Shares          Par
                                             -----------    -----------    -----------    -----------    -----------    -----------
Balances at January 1, 1999                    4,219,409    $        42          1,843    $         1          8,250    $         1
Net Loss                                              --             --             --             --             --             --
Warrants issued in connection
   with debt retirement                               --             --             --             --             --             --
Private placements

   Preferred, Series E                                --             --             --             --             --             --
   Common Stock                                       --             --             --             --             --             --
Conversion of notes payable                           --             --             --             --             --             --
Conversion of preferred stock                   (500,000)            (5)        (1,843)            (1)        (8,250)            (1)
Warrants issued with notes
   and preferred stock                                --             --             --             --             --             --
Warrants issued for services                          --             --             --             --             --             --
Stock option compensation                             --             --             --             --             --             --
Preferred dividends paid
   with stock                                         --             --             --             --             --             --
Directors' fees paid in stock                         --             --             --             --             --             --
Preferred dividends accrued                           --             --             --             --             --             --
Amortization of beneficial
   conversion features of
   preferred stock                                    --             --             --             --             --             --

                                             -----------    -----------    -----------    -----------    -----------    -----------
Balances at December 31, 1999                  3,719,409    $        37             --    $        --             --    $        --
                                             ===========    ===========    ===========    ===========    ===========    ===========

(table continued)


                                         Preferred Stock
                                      -------------------------
                                               Series E                 Common Stock            Additional
                                      -------------------------   -------------------------      paid-in      Accumulated
                                         Shares          Par        Shares           Par         capital        deficit
                                      -----------   -----------   -----------   -----------    -----------    -----------
Balances at January 1, 1999                    --    $       --    32,333,085   $       323    $   104,451    $   (96,189)
Net Loss                                       --            --            --            --             --        (29,589)
Warrants issued in connection
   with debt retirement                        --            --            --            --          1,054             --
Private placements

   Preferred, Series E                      6,000            --            --            --          5,690             --
   Common Stock                                --            --     3,860,659            39          3,270             --
Conversion of notes payable                    --            --    11,642,049           116         10,884             --
Conversion of preferred stock              (6,000)           --    17,001,757           170          (163)             --
Warrants issued with notes
   and preferred stock                         --            --            --            --          1,692           (636)
Warrants issued for services                   --            --            --            --             73             --
Stock option compensation                      --            --            --            --             51             --
Preferred dividends paid
   with stock                                  --            --       933,204             9            821           (830)
Directors' fees paid in stock                  --            --       165,819             2            226             --
Preferred dividends accrued                    --            --            --            --            187           (187)
Amortization of beneficial
   conversion features of
   preferred stock                             --            --            --            --          3,275         (3,275)

                                      -----------   -----------   -----------   -----------    -----------    -----------
Balances at December 31, 1999                  --   $        --    65,936,573   $       659    $   131,511    $  (130,706)
                                      ===========   ===========   ===========   ===========    ===========    ===========

(table continued)




                                                                     Total
                                            Treasury Stock           stock
                                     --------------------------     holders'
                                       Shares         Cost           equity
                                     -----------    -----------   -----------
Balances at January 1, 1999              191,435    $    (1,097)  $     7,532
Net Loss                                      --             --       (29,589)
Warrants issued in connection
   with debt retirement                       --             --         1,054
Private placements

   Preferred, Series E                        --             --         5,690
   Common Stock                               --             --         3,309
Conversion of notes payable                   --             --        11,000
Conversion of preferred stock                 --             --            --
Warrants issued with notes
   and preferred stock                        --             --         1,056
Warrants issued for services                  --             --            73
Stock option compensation                     --             --            51
Preferred dividends paid
   with stock                                 --             --            --
Directors' fees paid in stock                 --             --           228
Preferred dividends accrued                   --             --            --
Amortization of beneficial
   conversion features of
   preferred stock                            --             --            --

                                     -----------    -----------   -----------
Balances at December 31, 1999            191,435    $    (1,097)  $       404
                                     ===========    ===========   ===========

See accompanying notes to consolidated financial statements.

                TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                  Years ended December 31, 2001, 2000 and 1999
                    (Thousands of dollars, except share data)


                                           Preferred Stock
                                               Series A                Common Stock         Additional     Accumu-
                                      ------------------------   -----------------------     paid-in       lated
                                       Shares           Par        Shares         Par        capital       deficit
                                      ---------    -----------   ----------   ----------   ----------    -----------
Balances at December 31, 1999         3,719,409    $       37    65,936,573   $      659   $  131,511    $ (130,706)
Net Loss                                     --            --            --           --           --       (29,572)
Private placements of
   common stock                              --            --    11,801,666          118       42,523            --
Exercise of warrants                         --            --     2,495,000           25        5,155            --
Exercise of employee
   stock options                             --            --       418,795            5          886            --
Conversion of notes payable                  --            --     4,705,749           47        8,003            --
Redemption of preferred stock        (3,719,409)          (37)           --           --       (7,456)           --
Preferred dividends paid in cash             --            --            --           --           --          (966)
Preferred dividends paid with
   stock                                     --            --       142,719            1          186            --
Settlement of royalty agreement              --            --       350,000            3          371            --
Directors' fees paid in stock                --            --        48,972            1           44            --
Preferred dividends accrued                  --            --            --           --         (187)           --
Interest expense paid with stock             --            --       184,376            2          311            --
Stock issued for services                    --            --        15,000           --           34            --
Stock received in legal settlement           --            --            --           --           --            --
                                     ----------    ----------    ----------   ----------   ----------    ----------
Balances at December 31, 2000                --    $       --    86,098,850   $      861   $  181,381    $ (161,244)
                                     ==========    ==========    ==========   ==========   ==========    ==========

(table continued)


                                                                 Total
                                         Treasury Stock          stock-
                                    -----------------------     holders'
                                     Shares        Cost         equity
                                    ---------   -----------   -----------
Balances at December 31, 1999         191,435   $   (1,097)   $      404
Net Loss                                   --           --       (29,572)
Private placements of
   common stock                            --           --        42,641
Exercise of warrants                       --           --         5,180
Exercise of employee
   stock options                           --           --           891
Conversion of notes payable                --           --         8,050
Redemption of preferred stock              --           --        (7,493)
Preferred dividends paid in cash           --           --          (966)
Preferred dividends paid with
   stock                                   --           --           187
Settlement of royalty agreement            --           --           374
Directors' fees paid in stock              --                         45
Preferred dividends accrued                --           --          (187)
Interest expense paid with stock           --           --           313
Stock issued for services                  --           --            34
Stock received in legal settlement    209,039         (490)         (490)
                                   ----------   ----------    ----------
Balances at December 31, 2000         400,474   $   (1,587)   $   19,411
                                   ==========   ==========    ==========

See accompanying notes to consolidated financial statements.

                TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES
            Consolidated Statements of Stockholders' Equity (Deficit)
                  Years ended December 31, 2001, 2000 and 1999
                    (Thousands of dollars, except share data)


                                     Common Stock         Additional     Accumu-         Treasury Stock             Total
                                -----------------------     paid-in       lated      -----------------------    Stockholders'
                                 Shares        Par          capital      deficit       Shares        Cost     equity (deficit)
                                ----------   ----------   ----------   ----------    ----------   ----------  ----------------
Balances at December 31, 2000   86,098,850   $      861   $  181,381   $ (161,244)      400,474   $   (1,587)   $   19,411
Net loss                                --           --           --      (21,549)           --           --       (21,549)
Stock issued in settlement of
   contractual obligations         990,000           10          377           --            --           --           387
Warrants issued with notes              --           --          140           --            --           --           140
                                ----------   ----------   ----------   ----------    ----------   ----------    ----------
Balances at December 31, 2001   87,088,850   $      871   $  181,898   $ (182,793)      400,474   $   (1,587)   $   (1,611)
                                ==========   ==========   ==========   ==========    ==========   ==========    ==========

See accompanying notes to consolidated financial statements.

                TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Years ended December 31, 2001, 2000 and 1999
                             (Thousands of dollars)

                                                           Years ended December 31,
                                                        ---------------------------------
                                                          2001        2000        1999
                                                        ---------   ---------   ---------
Cash flows from operating activities:
   Net loss                                             $(21,549)   $(29,572)   $(29,589)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
        Depreciation and amortization                      1,417       4,650       4,721
        Amortization of loan discount                         --         426       1,013
        Asset writedowns                                      --       9,251          --
        Loss on debt retirement                               --          --       1,054
        Income from joint venture                            (34)         --          --
        Other                                                720         467         306
        Change in operating assets and liabilities:
             Accounts receivable                           4,569        (242)      1,780
             Inventories                                  (1,139)     (5,506)        882
             Assets held for sale                          2,643          --          --
             Other assets                                   (574)       (131)        446
             Accounts payable and accrued liabilities        158      (1,785)        242
                                                        --------    --------    --------
               Net cash used in operating activities     (13,789)    (22,442)    (19,145)
                                                        --------    --------    --------

Cash flows from investing activities:

   Proceeds from sale of assets                            2,250          --          --
   Investment in joint venture                            (1,250)         --          --
   Capital expenditures                                     (325)     (1,888)     (1,045)
   Software development costs                                 --        (896)       (607)
   Investment and other                                       73        (235)        356
                                                        --------    --------    --------
               Net cash provided by (used in)
                  investing activities                       748      (3,019)     (1,296)
                                                        --------    --------    --------

Cash flows from financing activities:

   Proceeds from issuance of notes payable                 7,455         400      11,300
   Proceeds from issuance of common shares                    --      42,641       3,309
   Proceeds from issuance of preferred shares                 --          --       5,690
   Principal payments on notes payable                        --      (9,654)       (738)
   Redemption of preferred stock                              --      (7,493)         --
   Proceeds from exercise of common stock warrants            --       5,180          --
   Proceeds from exercise of employee stock options           --         891          --
   Preferred stock dividends paid                             --        (966)         --
   Other                                                      --          49        (111)
                                                        --------    --------    --------
               Net cash provided by financing
                  activities                               7,455      31,048      19,450
                                                        --------    --------    --------

Net increase (decrease) in cash and cash equivalents      (5,586)      5,587        (991)
Cash and cash equivalents, beginning of year               5,587          --         991
                                                        --------    --------    --------
Cash and cash equivalents, end of year                  $      1    $  5,587    $     --
                                                        ========    ========    ========

See accompanying notes to consolidated financial statements.

                TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

(1)    Description of Business

       The Company has historically operated, through various subsidiaries, in three business segments, optical networking equipment, engineering design services, and defense electronics products (formerly referred to as digital signal processor or DSP). In addition, during 2001 the Company initiated limited development activities regarding high-density computing systems.

       Prior to 2001 the Company's optical networking equipment business was conducted primarily through its wholly-owned subsidiary, Intelect Network Technologies Company ("INT"). In August 2001 substantially all of the assets of this company, which related to the OmniLynx product line, were sold to a new entity, Intelect Technologies, Inc. ("ITI"). ITI is owned 67% by an unrelated third party and 33% by the Company. The Company also conducts limited development activities related to a new generation of optical networking equipment through a wholly-owned subsidiary, Aegean Networks, Incorporated.

       The Company's engineering design services business, which was conducted through its wholly-owned subsidiary, DNA Enterprises, Inc., historically provided high-value product design and development services, primarily to telecommunications and networking companies. As of December 31, 2001 the Company commenced a plan to dispose of this business segment. Accordingly, the operations related to the design services business have been accounted for as discontinued operations.

       The Company's defense electronics business designs, develops, produces and sells high-capacity computing products which are used primarily in defense related applications. Beginning in 2001 this business is conducted through the Company's wholly-owned subsidiary, DNA Computing Solutions, Inc.

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

       Principles of Consolidation

       The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries since their dates of acquisition. All significant intercompany balances and transactions have been eliminated in consolidation. The Company's investment in ITI is accounted for using the equity method of accounting.

                TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

       Fair Value of Financial Instruments

       Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments for which it is practicable to estimate fair value. For purposes of the disclosure requirements, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying values of cash, accounts receivable, investments, notes payable and accounts payable are reasonable estimates of their fair value due to the short-term maturity of underlying financial instruments.

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

       Depreciation of equipment is calculated on a straight-line method over the estimated useful lives of the assets. Equipment held under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the assets and included in depreciation expense. The estimated useful lives are as follows:

                                                          Years
                                                          -----
              Machinery and equipment                     5 to 7
              Computer equipment                          3 to 5
              Software                                    3
              Furniture and fixtures                      5 to 7
              Leasehold improvements                      5

       Deferred Financing Costs

       Deferred financing costs in connection with the issuance of debt are amortized to interest expense using the effective interest method over the term of the related debt instrument. A portion of the proceeds from the issuance of convertible debt securities with beneficial conversion features and/or detachable stock purchase warrants is recognized as additional paid-in capital and as a discount to its related debt instrument. The discount related to beneficial conversion features is amortized to interest expense ratably from the date of issuance to the date the related debt first becomes convertible. The discount related to detachable stock purchase warrants is amortized on the

                TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES straight-line method over the term of the debt. Other costs in connection with the issuance of the same securities are also deferred and amortized in the same manner.

       Engineering and Development and Software Development Costs

       Engineering and development costs are expensed as incurred. Capitalization of software development costs commences upon the establishment of technological feasibility and ceases when the product is generally available for sale. Both the establishment of technological feasibility and the ongoing assessment of recoverability of capitalized development costs involve judgments by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and possible developments in software and hardware technologies. During the years ended December 31, 2000 and 1999, the Company capitalized $896,000 and $607,000 of software development costs and charged operations for $1,832,000 and $1,646,000 of amortization, respectively. In addition, in 2000 the Company wrote off and charged operations for the remaining $1,156,000 of unamortized capitalized software as a result of curtailment of operations related to its OmniLynx product line (Note 6). Amortization is based on the greater of estimated product revenues or two years.

       Earnings (Loss) Per Common Share

       The Company uses the weighted average number of shares outstanding to compute basic loss per share. Diluted loss per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding. In 2001, 2000 and 1999 all potential common shares were anti-dilutive.

       Income Taxes

       The Company accounts for income taxes under the liability method as required by SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and income tax bases of assets and liabilities and are measured using the enacted tax rates and laws expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       Cash and Cash Equivalents

       For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash held in banks and time deposits having maturities within three months of the date of purchase by the Company.

       Goodwill

       Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over 10 to 15 years. As of December 31, 2000 the remaining goodwill related entirely to the engineering design services business. This amount was written off in connection with the disposal of the business (Note 4). Accumulated amortization at December 31, 2000 was $3,388,000.

                TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

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

       Stock Option Plan

       The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation," requires pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied.

       Warranty Reserve

       The Company accrues a reserve for warranty expense based on estimated future costs.

       Reclassification

       Certain prior period balances have been reclassified to conform to the current year presentation.

(3)    Liquidity Matters

       The Company has incurred significant operating losses in 2001, 2000 and 1999. These losses were funded by proceeds from the issuance of equity securities and notes payable, and as of December 31, 2001 notes payable due within one year amounted to $7,554,000. In 2001 and through January 2002, the Company has disposed of certain operations and assets and has reduced operating expenses. In addition, revenues from the Company's defense electronics business have increased in each of the last three years, and management expects the revenue to continue to increase in 2002. Accordingly, management expects the Company to generate positive cash flow from operations by the end of 2002. However, until that point, the Company expects to generate losses and negative cash flow from operations.

       In January, 2002 the Company received cash proceeds of $1,660,000 from the sale of its engineering design services business (Note 4) and in March, 2002 received cash proceeds of $6,300,000 from the settlement of litigation (Note 5). Management believes that these amounts will be sufficient to fund its negative cash flow from operations during 2002; however, management does not believe these amounts will be sufficient to repay all outstanding debt as it comes due. Therefore, the continued existence of the Company is dependent on the refinancing or restructuring of these obligations.

       The Company believes that it will be able to refinance or restructure the outstanding notes payable due in 2002 through either the issuance of equity securities, the incurrence of new debt or the modification of the terms of the exiting notes payable. There can be no assurance the Company

                TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES can refinance or restructure this outstanding debt or that it can do so under acceptable terms. These financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

(4)    Discontinued Operations

       As of December 31, 2001 the Company had commenced a plan to dispose of its engineering design services business. In January 2002 substantially all of the assets related to this business were sold to Flextronics International, Ltd. ("Flextronics"). Proceeds from the sale amounted to $2,800,000 and consisted of $1,660,000 in cash at closing, a hold-back of $140,000 which is payable six months after the closing to the extent not offset by indemnity claims and a hold-back of $1,000,000 to be applied against amounts due to Flextronics pursuant to the design services agreement discussed below.

       In conjunction with the sale, the Company and Flextronics entered into a design services agreement whereby the Company has agreed to purchase and Flextronics has agreed to provide a specified number of hours of engineering design services over the next year. Such services will be charged at agreed upon rates and will aggregate approximately $1,000,000.

       The disposal of these operations has resulted in a loss of $956,000 which has been recognized as of December 31, 2001. The loss includes the loss from operations of the design services business from December 31, 2001 to the date of disposal, certain costs associated with the disposal and costs associated with a real estate lease related to those operations. The Company estimates that after approximately one year the real estate lease will be utilized in other operations or that the cost of the lease will be mitigated through a sub-lease or other means. Accordingly, approximately one year of lease costs, or $249,000 has been charged to the discontinued operations. As of December 31, 2001 and 2000 the net assets of discontinued operations are comprised of the following (in thousands):

                                                 December 31,
                                               ---------------
                                                2001     2000
                                               ------   ------
                 Accounts receivable           $  120   $1,255
                 Inventories                       53       32
                 Other current assets              14       --
                 Property and equipment, net      410      827
                 Goodwill, net                  2,283    3,354
                                               ------   ------
                                               $2,880   $5,468
                                               ======   ======

(5)    Subsequent Events

       In March 2002, the Company and Cadence Design Systems, Inc. ("Cadence") settled the litigation the Company had brought against Cadence concerning the aborted purchase of the Company's engineering design services business in 1999. Pursuant to the settlement agreement Cadence paid $9,450,000 in cash, of which the Company retained $6,300,000 after the payment of legal fees under a contingent fee arrangement. The Company will recognize a gain of approximately $6,300,000 in the first quarter of 2002 as a result of this settlement.

                TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

(6)    Investment in Affiliate

       On August 30, 2001 the Company completed the sale of essentially all of the assets related to the OmniLynx product line to ITI, which is a corporation owned 67% by Singapore Technologies Electronics Ltd. and 33% by the Company. Concurrent with the sale of the assets the Company contributed $1,250,000 to ITI for its 33% equity interest. The Company has minority board of director representation in ITI and exercises no day-to-day control over the operations of ITI; therefore, the Company accounts for its equity interest using the equity method of accounting. As of December 31, 2001 the Company's proportionate share of the net assets of ITI amounts to approximately $1,300,000.

       Summary unaudited financial information for ITI is as follows (in thousands):

                                                  As of
                                               December 31,
                                                  2001
                                               ------------

                        Current assets            $7,057
                        Non-current assets            39
                                                  ------
                                                  $7,096
                                                  ======

                        Current liabilities       $3,154
                        Non-current liabilities       --
                        Stockholders' equity       3,942
                                                  ------
                                                  $7,096
                                                  ======



                                            Four months
                                               ended
                                            December 31,
                                                2001
                                            ------------
                        Net sales             $2,823
                        Cost of sales          1,312
                        Operating expenses     1,253
                                              ------
                        Operating profit         258
                        Other expenses            19
                                              ------
                        Income before taxes      239
                        Income taxes             129
                                              ------
                        Net income            $  110
                                              ======

                TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

       The Company had, in the fourth quarter of 2000 determined that, due to changes in certain target markets, its OmniLynx product line of optical networking equipment no longer fit into its long-term objectives and began plans to sell the product line and related operations. From that point until the ultimate disposal of those assets to ITI the operations related to the OmniLynx product line were significantly curtailed. As of December 31, 2000 the Company adjusted the carrying value of these assets to their estimated net realizable value and classified such assets as Assets Held for Sale. This resulted in a charge to operations in the fourth quarter of 2000 as follows (in thousands):

                  Reduction of inventory to estimated net
                       realizable value                                  $5,642
                  Reduction of property and equipment
                       to estimated net realizable value                  2,199
                  Write-off of capitalized software development
                       costs and purchased intangibles                    1,383
                  Other                                                      27
                                                                         ------

                  Asset writedown                                        $9,251
                                                                         ======


       Assets held for sale as of December 31, 2000 consisted of the following (in thousands):

                  Inventory                                             $3,661
                  Property and equipment                                 1,232
                                                                        ------

                                                                        $4,893
                                                                        ======


       Pursuant to the sale of the OmniLynx assets to ITI, the Company received a net cash payment of $1,000,000 and is entitled to receive additional amounts from ITI based upon the utilization of inventory acquired from the Company and based on the financial position of ITI at certain points in time. The maximum additional amount that could be received from ITI is approximately $2,700,000, although the Company estimates the actual amount will be significantly less. Because of uncertainties regarding the amount to be received, the Company has recognized no gain or loss on the sale. This resulted in the receivable from ITI being recorded at $780,000. The Company retained accounts receivable arising prior to this transaction, as well as accounts payable and other liabilities, such as warranty obligations, which arose prior to the sale. As a result of exiting the OmniLynx business, the Company incurred certain non-recurring expenses totaling $2,101,000 which have been classified as Costs Related to Sale of Assets in the Statement of Operations.

(7)    Inventories

       The components of inventories are as follows (in thousands):

                              December 31,
                             ---------------
                              2001     2000
                             ------   ------
Raw materials                $2,615   $1,827
Work in progress                493      289
Finished goods                  154       27
                             ------   ------
       Total                 $3,262   $2,143
                             ======   ======

                TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

(8)    Property and Equipment

       Property and equipment are summarized as follows (in thousands):

                                                   December 31,
                                                ------------------
                                                 2001       2000
                                                -------    -------
Machinery and equipment                         $   940    $   854
Computer equipment                                  288        278
Software                                            326        282
Furniture and fixtures                              144         90
Leasehold improvements                              101         37
                                                -------    -------
                                                  1,799      1,541
Less:
    Accumulated depreciation and amortization    (1,161)      (843)
                                                -------    -------
                 Total                          $   638    $   698
                                                =======    =======

(9)    Notes

       Notes payable consist of the following (in thousands):

                                   December 31,
                                 ---------------
                                  2001     2000
                                 ------   ------
Guaranteed bank facilities (A)   $6,000   $   --
Short-term notes (B)              1,454       --
Other (C)                           100      100
                                 ------   ------
                                 $7,554   $  100
                                 ======   ======

       (A) In June 2001 the Company entered into a loan agreement with Bank One, N.A. which provides for borrowings of up to $4,500,000 on a non-revolving basis. Amounts borrowed are to be repaid with the proceeds of certain asset sales with all outstanding amounts due May 31, 2002. Interest is payable monthly at LIBOR plus 1.75% (3.69% at December 31, 2001). This facility is secured by letters of credit with an aggregate face amount of $5,000,000 issued by certain individuals.

       In October 2001 the Company entered into another loan agreement with Bank One, N.A. which provides for borrowings of up to $1,500,000 on a revolving basis. Amounts outstanding under this facility are due May 31, 2002. Interest is payable monthly at prime (4.75% at December 31, 2001). This facility is secured by the guaranty of an individual.

       In connection with the letters of credit and guaranty of the above facilities, the Company has entered into reimbursement agreements with the parties providing the security. The agreements provide that the Company will reimburse the securing parties for any costs associated with the letters of credit and guaranty, including any amounts which those parties may be required to fund to the bank. The Company has agreed to grant these parties a security interest in certain accounts receivable and inventories in the event they must fund amounts to the bank. In addition, the Company has agreed not to pledge any of its assets or to incur indebtedness in excess of $1,000,000 without the consent of the securing parties. As consideration for providing this security

                TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES the Company has issued warrants for the purchase of the Company's common stock to the securing parties. These warrants, all of which expire May 31, 2004, provide for the purchase of 360,000 shares at $0.20 per share, 1,200,000 shares at $0.75 per share and 600,000 shares at $0.80 per share. In addition certain existing warrants for the purchase of 800,000 shares of common stock have been amended to provide for an exercise price of $0.75 per share. These warrants had original exercise prices ranging from $2.00 to $2.998 per share. The fair value of the new warrants and the amendment to the existing warrants is $140,000 using the Black-Scholes pricing model. This amount is being amortized over the term of the loans and is included in interest expense.

       (B) Certain of the parties providing security for the loan agreements described above, also have provided the Company with a series of cash advances. These advances are pursuant to a series of short-term notes. The notes provide for interest at 8% annually, payable upon maturity of the note. Of the amounts outstanding at December 31, 2001 $854,000 is payable upon demand and $600,000 is payable on October 12, 2002.

       (C) Consists of $100,000 payable to an officer and director under a demand note bearing interest of prime plus 3%. This note may be converted into common stock at the option of the holder at the rate of $1.00 per share.

(10)   Commitments

       Leases -

       The Company leases office space and certain equipment under leases expiring at various dates through 2005. Rental expense under operating leases was approximately $1,008,000, $1,284,000, and $1,345,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

       Future minimum commitments as of December 31, 2001 under operating leases are as follows (in thousands).

                   Years ending December 31,
                   2002                                                $  827
                   2003                                                   723
                   2004                                                   416
                                                                       ------
                   2005                                                    88
                                                                       ======
                       Total minimum lease payments                    $2,054

       Other -

       As of December 31, 2001 the Company was obligated under non-cancelable purchase orders for goods and services amounting to approximately $100,000.

                TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

(11)   Employee Benefit Plans

       The Company sponsors defined contribution 401(k) plans for substantially all employees. Pursuant to the plans, employees may request the Company to deduct and contribute amounts from their salary on a pre-tax basis. Employee contributions are subject to certain limitations and the Company may make matching contributions, at its discretion. The Company may also make discretionary contributions in addition to matching contributions. Company contributions vest ratably over periods of four to five years, beginning in the second or first year of employment, respectively. Company contributions to the plans were $158,000, $231,000 and $326,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

(12)   Income Taxes

       The difference between the actual income tax benefit and the benefit computed by applying the statutory corporate income tax rate of 34% to pretax losses from continuing operations is attributable to the following (in thousands):

                                       Years ended December 31,
                                  ---------------------------------
                                    2001        2000        1999
                                  ---------   ---------   ---------
Computed expected tax benefit     $ (7,327)   $(10,054)   $(10,060)
Increase in valuation allowance      7,187       9,328       9,837
Non-deductible expenses                230         251         394
Other                                  (90)        475        (171)

                                  --------    --------    --------
           Tax expense            $     --    $     --    $     --
                                  ========    ========    ========


       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2001 and 2000 are as follows (in thousands):

                                                          December 31,
                                                       --------------------
                                                         2001        2000
                                                       --------    --------
Deferred tax assets:
    Preacquisition net operating loss carryforwards    $  4,831    $  4,831
    Postacquisition net operating loss carryforwards     52,768      42,287
    Accounts receivable                                     546         575
    Inventories                                             176       2,026
    Property and equipment                                   --         748
    Software development costs                               --         393
    Accrued liabilities                                     470         666
    Alternative minimum tax and other credit
      carryforwards                                          38          38
    Other                                                    --          78
                                                       --------    --------
                                                         58,829      51,642
    Less valuation allowance                            (58,784)    (51,597)
                                                       --------    --------
Deferred tax assets                                    $     45    $     45
Deferred tax liabilities                                    (45)        (45)
                                                       --------    --------
                                                       $     --    $     --
                                                       ========    ========

                TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

       At December 31, 2001, the Company had federal operating loss carryforwards of approximately $169,408,000. The future utilization of $14,210,000 of the preacquisition net operating losses will be limited under Internal Revenue Code Sections 382 and 383.

       Following is a summary of the carryforwards and the expiration dates as of December 31, 2001 (in thousands):

                                                                                                   Expiration
                                                                                Amounts               Dates
                                                                            ----------------    ----------------
         Postacquisition net operating loss carryforwards                   $   155,198             2012-2021
         Preacquisition net operating loss carryforwards                    $    14,210             2008-2009


(13)   Warrant Issuances

       The Company has issued various series of warrants in connection with debt and equity financings, and as compensation for investment banking and other services. As of December 31, 2001 there are outstanding warrants to purchase 33,315,510 shares of the Company's common stock as follows:

         Shares Subject to Warrants                 Exercise Price                   Expiration Date
         ---------------------------------    --------------------------------    --------------------
                29,277,308                        $0.16 to $0.75                     2002-2004
                   840,000                        $2.00                              2002-2004
                 2,705,000                        $2.27                              2003
                   493,202                        Greater than $2.27                 2003


       All of the warrants outstanding above are exercisable. Warrants for 19,500,000 common shares may be redeemed by the Company any time at a price of $6.75 per share. In February and March of 2000, warrants for the purchase of 2,495,000 shares of common stock were exercised, resulting in net proceeds to the Company of approximately $5,180,000.

       The issuance of warrants during the three year period ended December 31, 2001 is as follows:

       2001

       In June, 2001 and October, 2001, the Company issued warrants for the purchase of an aggregate of 2,160,000 shares of common stock in connection with certain credit arrangements (Note 9).

       2000

       In January, 2000 the Company issued warrants for the purchase of 4,780,166 shares of common stock in connection with a private placement of common stock.

       In November, 2000 the Company issued warrants for the purchase of 19,500,000 shares of common stock in connection with the settlement with St. James Capital Partners, L.P. and certain of its affiliates ("St. James") involving the anti-dilution provisions of warrants previously issued to St. James. In connection with this settlement St. James returned to the Company, and the Company cancelled, warrants for the purchase of 2,035,000 shares of common stock.

                TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

       1999

       In August, 1999 and December, 1999 the Company issued to The Coastal Corporation Second Pension Trust warrants for the purchase of 1,067,308 and 5,000,000 shares of common stock, respectively. These warrants were issued in connection with restructuring of the Company's capital structure and the purchase of the Company's common stock. As a part of the December, 1999 transaction the August warrants and warrants for the purchase of 450,000 shares of common stock previously issued to Coastal were amended to adjust the exercise price to $0.75. The value of the warrants issued in August, which was attributable to the refinancing of debt of approximately $707,000 based on a Black-Scholes pricing model was treated as deferred financing costs and is being amortized over the remaining term of the debt.

       In February, 1999 in connection with the issuance of Series E preferred stock, the Company issued warrants for the purchase of an aggregate of 600,000 shares of common stock. In connection with the issuance of common stock in January of 1999, the Company issued warrants for the purchase of 690,000 shares of common stock. The value of those warrants was approximately $636,000 using a Black Scholes pricing model.

       In January, 1999 in connection with the extension of debt obligations to St. James, the Company issued warrants for the purchase of 535,000 shares of common stock. The value of these warrants, approximately $349,000 using a Black-Scholes pricing model, was treated as deferred financing costs and amortized over the term of the remaining debt.

       In December, 1999 the Company issued warrants for the purchase of 250,000 shares of common stock for investment banking services related to the private placement of common stock which was completed in January, 2000.

(14)   Employee Stock Option Plan

       In 1995, the Company adopted a stock option plan (the "Plan") pursuant to which the Company's Board of Directors may grant stock options to directors, officers and key employees. The Plan, as amended by the shareholders in June 2001, authorizes grants of options to purchase up to 9,000,000 shares of authorized common stock. The exercise price for stock options granted may range from 75% to 110% of the fair market value of the shares on the date of grant. All stock options have 10-year terms and vest and become fully exercisable according to schedules determined by the Board of Directors, generally one-third on each of the first three anniversaries of the date of grant. At December 31, 2001, there were 1,270,757 shares available for grant under the Plan. The Plan replaced a predecessor plan which continues only to the extent that there are 140,000 unexercised options outstanding at December 31, 2001.

                TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

       The weighted-average fair value per share of stock options granted during 2001, 2000 and 1999 was $0.43, $1.77 and $0.64 , respectively, on the dates of grants. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted-average assumptions:

                                                                Years ended December 31,
                                                  -----------------------------------------------------
                                                   2001                    2000                  1999
                                                  -------               ------------            -------
           Expected dividend yield                0%                    0%                      0%
           Stock price volatility                 150%                  130%                    100%
           Risk free interest rate                4.8% to
                                                  5.4%                  6.2%                    4.6%
           Expected option term                   7 years               3 to 5 years            3 years


       The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, recognizes compensation expense with respect to certain options granted at exercise prices less than the stock's market value on the date of grant. During the three years ended December 31, 2001 no compensation expense related to below market options has been recognized.

       Had the Company determined compensation cost based on the fair value on the grant date for its stock options under SFAS No. 123, the Company's net losses would have been increased to pro forma amounts as follows:

                                                    Years ended December 31,
                                           -------------------------------------------
                                             2001             2000              1999
                                           ---------        ---------        ---------
                                                       $ (in Thousands)
          Net loss allocable to
               common shareholders:
               As reported                 $(21,549)        $(30,538)        $(34,517)
               Pro forma                   $(22,751)        $(33,085)        $(37,693)

          Loss per share:
               As reported                 $ (0.25)         $ (0.37)         $ (0.74)
               Pro forma                   $ (0.26)         $ (0.40)         $ (0.81)

         Stock option activity during the periods indicated was as follows:

                                                          Years ended December 31,
                                                 ---------------------------------------
                                                     2001          2000         1999
                                                 ----------    ----------    -----------
                  Number of options:
                    Outstanding, beginning of
                       Period                     5,530,305     4,372,197     4,031,044
                    Granted                       1,917,000     2,458,000     1,913,000
                    Exercised                            --      (452,159)           --
                    Canceled                     (1,178,837)     (847,733)   (1,571,847)
                                                 ----------    ----------    ----------
                    Outstanding, end of period    6,268,468     5,530,305     4,372,197

                TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

          Weighted average exercise price:
             Outstanding, beginning of
               period                            $1.50       $1.39          $2.23
             Granted                             $0.44       $2.05          $1.13
             Exercised                           $  -        $2.61          $  -
             Canceled                            $1.62       $1.91          $2.14
             Outstanding, end of period          $1.15       $1.50          $1.39


       In January 2002 in connection with the disposal of discontinued operations 672,636 options were canceled.

       In October 1999 the exercise price of 1,535,000 options was reduced to $1.00 per share from approximately $2.00 per share.

       At December 31, 2001, 2000 and 1999, the number of options exercisable was 3,724,046, 2,169,995, and 2,066,675, respectively, and the weighted-average exercise price of those options was $1.40, $1.92, and $2.49, respectively.

       Additional information with respect to options outstanding at December 31, 2001 is as follows:

                                  Options outstanding                                 Options exercisable
           -----------------------------------------------------------------      -------------------------
                                                                   Weighted                        Weighted
                              Weighted average      Option          average          Option         average
            Exercise prices      remaining          shares         exercise          shares        exercise
               per share      contractual life   outstanding         price        exercisable        price
           ----------------   ---------------- --------------      ---------      ------------     --------
              $0.380-$1.000       8.49 years        4,109,999         $0.748         2,446,596       $0.850
              $1.010-$2.660       7.87 years        1,486,803         $1.397           959,124       $1.511
              $2.661-$3.156       7.32 years          671,666         $3.104           318,326       $3.072
                                                    ---------                        ---------
                                                    6,268,468                        3,724,046
                                                    =========                        =========


(15)   Contingencies

       The Company is contingently liable for certain potential liabilities related to a discontinued operation. Specifically, under a stock purchase agreement dated October 3, 1995 ("1995 Agreement"), the Company agreed to indemnify Savage Sports Corporation, the purchaser of Savage Arms, Inc. (a manufacturer of firearms), for certain product liability, environmental clean-up costs and other contractual liabilities, including certain asserted successor liability claims. One of the liabilities assumed involves a firearms product liability lawsuit filed in Alaska Superior Court (the "Taylor litigation"). The Company is informed that a defendant in the Taylor litigation, Western Auto Supply Co., settled the lawsuit for $5 million and, in turn, has asserted a third-party claim against Savage Arms, Inc. for indemnification in the amount of the settlement plus attorneys' fees and related costs. Savage Arms has asserted defenses to the claims and the Company believes additional defenses may be available. Based on the information available to date, it is impossible to predict the outcome of this litigation or to assess the probability of any verdict.

                TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

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

       In June 2000 Savage filed suit against the Company in Superior Court in Hampton County, Massachusetts seeking reimbursement from the Company of various amounts related to a settlement of various product liability claims between Savage and Emhart Industries, Inc. In January 2001, the Company and Savage entered into a settlement agreement disposing of this litigation. Pursuant to the agreement the Company agreed to pay Savage approximately $1,200,000 over two years, including approximately $600,000 upon the signing of the agreement, and agreed to contribute towards the annual cost of product liability insurance which covers any future claims. The settlement was recorded in the financial statements as of December 31, 2000.

       During 2000, the Company settled a dispute with a former professional service provider which resulted in cash and non-cash proceeds to the Company totaling approximately $1,070,000.

(16)   Segments of Business and Geographic Areas

       The Company's primary business segments consist of (a) optical networking equipment in which the Company designs, develops, manufactures and markets optical networking equipment used in the telecommunications industry and (b) defense electronics (formerly referred to as digital signal processor (or DSP) in which the Company provides state-of-the-art digital processing products to product manufacturers and application developers.

       The accounting policies of the segments are the same as those described in the significant accounting policies and practices (Note 2).

       Sales to external customers (in thousands):

                                              Years ended December 31,
                                            ---------------------------
                                             2001       2000      1999
                                            -------   -------   -------
             Optical networking equipment   $ 2,368   $ 6,994   $ 9,479
             Defense electronics              4,195     3,599     1,411
             Other                              259     1,155     1,213
                                            -------   -------   -------
             Total                          $ 6,822   $11,748   $12,103
                                            =======   =======   =======

             Included in the above were direct and indirect export sales of (in thousands):

                                            ------    ------    ------
             Total                          $  863    $1,732    $  363
                                            ======    ======    ======

                TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

       Segment-specific margins (gross profit less total engineering and development costs, including capitalized software, and asset write downs for the segment) (in thousands):

                                           Years ended December 31,
                                      ---------------------------------
                                       2001         2000        1999
                                      ---------   ---------   ---------
       Optical networking equipment   $ (1,336)   $(15,463)   $ (6,734)
       Defense electronics              (2,710)     (1,347)       (641)
       Other                            (2,189)        498      (4,465)
                                      --------    --------    --------
         Subtotal segment specific      (6,235)    (16,312)    (11,840)
       Capitalized software costs           --         896         606
       All other expenses              (10,771)    (13,864)    (12,015)
                                      --------    --------    --------
         Operating loss               $(17,006)   $(29,280)   $(23,249)
                                      ========    ========    ========

       Assets, capital expenditures and depreciation are identifiable only by combined segments, as grouped below (in thousands):

                                            At December 31,
                                      ---------------------------
       ASSETS                          2001       2000     1999
                                      -------   -------   -------
       Optical networking equipment
         and other                    $ 2,625   $ 8,902   $15,638
       Defense electronics              4,052     8,450     6,790
       Not allocable to a segment       3,519     6,652     1,914
                                      -------   -------   -------
       Total                          $10,196   $24,004   $24,342
                                      =======   =======   =======

                                      Years ended December 31,
                                      ------------------------
                                       2001     2000     1999
                                      ------   ------   ------
       CAPITAL EXPENDITURES
       Optical networking equipment
         and other                    $   --   $1,165   $  876
       Defense electronics                83      688       99
       Not allocable to a segment        242       35       70
                                      ------   ------   ------
       Total                          $  325   $1,888   $1,045
                                      ======   ======   ======

       DEPRECIATION

       Optical networking equipment
         and other                    $   --   $1,509   $1,545
       Defense electronics               130      531      471
       Not allocable to a segment        528       16       31
                                      ------   ------   ------
       Total                          $  658   $2,056   $2,047
                                      ======   ======   ======

(17)   Related Party Transactions

       During the years ended December 31, 2000 and 1999 the Company paid legal fees in the amounts of $379,000 and $1,503,000, respectively, for legal services from a law firm affiliated with a former director.

                TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

(18)   Significant Customers and Concentration of Credit Risk

       In 2001 one defense electronics customer accounted for 37% of consolidated net revenues.

       In 2000 one optical networking customer accounted for 28% and one defense electronics customer accounted for 20%, of consolidated net revenues.

       In 1999 three optical networking customers accounted for 26%, 18% and 13%, respectively, of consolidated net revenue.

       The Company is subject to credit risk through trade receivables.

(19)   Supplemental Disclosure of Cash Flow Information

                                                                       Years ended December 31,
                                                      ------------------------------------------------------------
                                                             2001                 2000                  1999
                                                      ------------------   ------------------    -----------------
                                                                            (in thousands)
         Cash paid during the period for:
            Interest                                         $131                 $665                  $622

       Noncash Financing and Investment Transactions

       During the years ended December 31, 2001, 2000 and 1999 the Company recorded the following non-cash financing transactions:

       2001:

       o Issued common stock in settlement of approximately $387,000 due to certain former employees pursuant to retention and termination agreements.

       2000:

       o Issued common stock in repayment of approximately $8,300,000 of interest and principal on a note payable.

       1999:

       o Issued common stock in repayment of $11,000,000 of interest and principal on notes payable.

       o Issued common stock in exchange for all outstanding Series C, D and E Preferred Stock.

       o Issued common stock in payment of preferred stock dividends of $830,000.

       o      Issued common stock in payment of directors' fees of $228,000.

                TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

             Notes to Consolidated Financial Statements (concluded)





(20)   Valuation and Qualifying Accounts

                                                                Additions      Additions
                                                Balance at      charged to      charged to                       Balances
                                                beginning of    costs and       other                            at end
                                                period            expenses        accounts      Deductions       of period
                                                --------------  --------------  -------------   ---------------  -----------

                                                                              (In thousands)
Allowance for doubtful accounts:
For the year ended December 31, 2001              $1,691         $  405      $     -                $490(a)        $1,606
For the year ended December 31, 2000              $1,228         $1,322      $     -                $859(a)        $1,691
For the year ended December 31, 1999              $  870         $  810      $     -                $452(a)        $1,228


Notes:

(a)      Accounts written off

(21)   Quarterly Information (Unaudited)

                                                  Quarter ended:
                                -------------------------------------------------
                                March 31     June 30   September 30   December 31
                                ---------   --------   ------------   -----------
                                   (In thousands, except per share amounts)
Year ended December 31, 2001:

Net revenue                     $  3,054    $  1,892     $    925      $    951
Gross profit (loss)             $   (120)   $    (61)    $   (585)     $   (373)
Net income (loss)               $ (4,905)   $ (4,345)    $ (6,747)     $ (5,552)
Net income (loss) per share     $  (0.06)   $  (0.05)    $  (0.08)     $  (0.06)

Year ended December 31, 2000:

Net revenue                     $  3,075    $  3,351     $  2,112      $  3,210
Gross profit (loss)             $     94    $   (368)    $   (369)     $   (862)
Net income (loss)               $ (4,552)   $ (4,690)    $ (4,627)     $(15,703)
Net income (loss) per share     $  (0.07)   $  (0.06)    $  (0.05)     $  (0.18)

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Company will file with the Securities and Exchange Commission a definitive Proxy Statement no later than 120 days after the close of its fiscal year ended December 31, 2001 (the "Proxy Statement"). The information required by this Item is incorporated by reference from the Proxy Statement.

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

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         A. The Financial Statements filed as part of this report are listed and indexed on Page 34. Schedules other than those listed in the index have been omitted because they are not applicable or the required information has been included elsewhere in this report.

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

Exhibit    Description of Exhibit
-------    ----------------------

3.1 Amended and Restated Certificate of Incorporation of the Company, as currently in effect (2)

3.2        Amended and Restated By-Laws of the Company (1)

4.1 Registration Rights Agreement dated as of May 8, 1997 between the Company and The Coastal Corporation Second Pension Trust (4)

4.2 Warrant issued to Hambrecht & Quist LLC exercisable to purchase up to 33,036 shares of Common Stock at an exercise price of $10.292 per share, expiring May 20, 2003 (5)

Exhibit    Description of Exhibit
-------    ----------------------

4.3 Amended and Restated Warrant issued to AJC, Inc. exercisable to purchase up to 300,000 shares of Common Stock (6)

4.4 Form of Registration Rights Agreement between the Company and the Buyers, dated as of December 22, 1998 (3)

4.5 Form of Warrant to Purchase Common Stock of Intelect Communications, Inc. at an exercise price of $2.998 (3)

4.6 Form of Warrant to Purchase Common Stock of Intelect Communications, Inc. issued to St. James Capital Partners, L.P. and SJMB, L.P. dated November 30, 2000 (3)

4.7        Registration Rights Agreement between the Company and Coastal (7)

4.8 Registration Rights Agreement among the Company and the Buyers, dated February 24, 1999, relating to the Series E Convertible Preferred Stock and warrants (3)

4.9 Form of Warrant to Purchase Common Stock of Intelect Communications, Inc., relating to the Series E Preferred Stock (3)

4.10 Warrant issued to Coastal to purchase 5,000,000 shares of common stock of Intelect at $0.75 per share (8)

4.11 Warrant issued to Coastal to purchase 450,000 shares of common stock of Intelect at $0.75 per share (8)

4.12 Warrant issued to Coastal to purchase 1,067,308 shares of common stock of Intelect at $0.75 per share (8)

4.13 Registration Rights Agreement dated December 21, 1999 between Intelect and Coastal (8)

4.14 Form of Warrant issued to Stonegate and the Investors to purchase common stock of Intelect Communications, Inc. at $2.50 per share, subject to adjustment (9)

4.15 Warrant issued to Stonegate to purchase 250,000 shares of common stock of Intelect Communications, Inc. at $1.00 per share (9)

4.16 Form of Registration Rights Agreement dated January 27, 2000 between Intelect Communications, Inc., the Investors names therein, and Stonegate (9)

4.17 Form of Warrant issued to Stonegate affiliates to purchase common stock of Intelect Communications, Inc. at $6.00 per share, subject to adjustment (10)

4.18 Form of Registration Rights Agreement dated March 14, 2000 between Intelect Communications, Inc., the Investors named therein, and Stonegate (10)

4.19 Form of Amended and Restated Promissory Notes held by affiliate, convertible into Common Stock of the Company at a rate of $1.00 per share (14)

4.20 Form of Warrant with exercise price of $0.75 per share expiring on May 31, 2004(18)

4.21 Registration Rights Agreement dated June 1, 2001 among the Company and Oscar S. Wyatt, Jr. Fayez Sarofim and Morton Cohn (18)

4.22 Form of Warrant with exercise price of $0.80 per share expiring on May 31, 2004(20)

4.23 Form of Warrant with exercise price of $0.20 per share expiring on May 31, 2004(20)

10.1 Employment Agreement between the Company and Herman Frietsch and Amendment thereto* (14)

10.2 Employment Agreement dated as of January 1, 2001 between the Company and Eugene Helms*

10.3 Lease Agreement between TCIT Dallas Industrial and Intelect Network Technologies, dated February 25, 1997 (12)

10.4 Lease Agreement between Campbell Place One Joint Venture and DNA Enterprises, dated February 1, 1997 (12)

10.5 Settlement Agreement and Mutual Release dated November 30, 2000 among the Company and St. James Capital Partners, L.P. and SJMB, L.P. (13)

10.6 Agreement to Form Joint Venture dated August 17, 2001 between the Company and Singapore Technologies Electronics Limited (16)

Exhibit    Description of Exhibit
-------    ----------------------

10.7 Sharing Agreement dated August 30, 2001 among the Company, Intelect Network Technologies Company and Intelect Technologies Inc. (16)

10.8 Stockholders Agreement dated August 30, 2001 among the Company, Intelect Technologies Inc. and Singapore Technologies Electronics Limited (16)

10.9 Transition Services Agreement dated August 30, 2001 between the Company and Intelect Technologies Inc. (16)

10.10 Asset Purchase Agreement dated January 11, 2002 among the Company, Flextronics Design S.D., Inc. and DNA Enterprises, Inc. (17)

10.11 Design / Engineering Services Agreement dated January 11, 2002 between the Company and Flextronics Design S.D. (17)

10.12      Form of Promissory Note dated June 1, 2001 in favor of Bank One, N.A.
           (18)

10.13 Business Loan Agreement dated June 1, 2001 between the Company and Bank One, N.A. (18)

10.14 Reimbursement Agreement dated June 1, 2001 among the Company and Oscar S. Wyatt, Jr., Fayez Sarofim and Morton Cohn (18)

10.15      Form of Subsidiary Stock Incentive Plan (19)

10.16 Form of Promissory Note dated October 12, 2001 in favor of Bank One, N.A. (20)

10.17 Loan Agreement dated October 12, 2001 between the Company and Bank One, N.A. (20)

10.18 Reimbursement Agreement dated October 12, 2001 between the Company and Oscar S. Wyatt, Jr. (20)

10.19      Promissory Note dated October 5, 2001(20)

10.20      Promissory Note dated October 12, 2001(20)

10.21      Promissory Note dated September 29, 2001

10.22      Promissory Note dated November 30, 2001

10.23      Promissory Note dated December 14, 2001

10.24      Promissory Note dated February 11, 2001

10.25 Employment Agreement dated January 1, 2001 between the Company and Robert P. Capps *

10.26 Release and Settlement Agreement dated January 19, 2001 between the Company and Savage Arms, Inc.

10.27 Settlement and Release Agreement dated March 4, 2002 among the Company, DNA Enterprises, Inc. and Cadence Design Systems, Inc.

10.28      Amended and Restated Stock Incentive Plan *(19)

21.1       Subsidiaries of the Company

23.1       Consent of Grant Thornton LLP

-------------------

*Management contract or other compensatory plan or arrangement.

(1) Incorporated herein by reference to the Company's Form S-4 filed October 30, 1997

(2) Incorporated herein by reference to the Company's Form 8-K filed on February 1, 2001

(3) Incorporated herein by reference to the Company's Form 8-K filed on March 2, 1999

(4) Incorporated herein by reference to the Company's Form 10-Q filed August 14, 1997

(5) Incorporated herein by reference to the Company's Form 10-Q filed on August 14, 1998

(6) Incorporated herein by reference to the Company's Form 10-Q filed on November 17, 1998

(7) Incorporated herein by reference to the Company's Form 8-K filed on August 18, 1999

(8) Incorporated herein by reference to the Company's Form 8-K filed on December 22, 1999

(9) Incorporated herein by reference to the Company's Form 8-K filed on February 8, 2000

(10) Incorporated herein by reference to the Company's Form 8-K filed on March 21, 2000

(11) Incorporated herein by reference to the Company's Form 10-Q filed November 13, 1996

(12) Incorporated herein by reference to the Company's Form 10-Q filed May 15, 1997

(13) Incorporated herein by reference to the Company's Form 8-K filed on December 4, 2000

(14) Incorporated herein by reference to the Company's Form 10-K filed on March 30, 2000

(15) Incorporated herein by reference to the Company's Definitive Proxy Statement filed on April 30, 1999

(16) Incorporated herein by reference to the Company's Form 8-K filed September 7, 2001

(17) Incorporated herein by reference to the Company's Form 8-K filed January 15, 2002

(18) Incorporated herein by reference to the Company's Form 10-Q filed August 14, 2001

(19) Incorporated herein by reference to the Company's Definitive Proxy Statement filed on April 30, 2001

(20) Incorporated herein by reference to the Company's Form 10-Q filed November 14, 2001


       C. The Registrant has not filed any reports on Form 8-K during the last quarter of the period covered by this Report, except as follows:

       Form 8-K/A filed on November 6, 2001 - Item 7 "Financial Statements and Exhibits"

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERAFORCE TECHNOLOGY CORPORATION
(Registrant)

Date: April 12, 2002                       By: /s/ HERMAN M. FRIETSCH
                                               ------------------------
                                               Herman M. Frietsch
                                               Chief Executive Officer

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 12, 2002.

/s/ HERMAN M. FRIETSCH                                           /s/ ANTON VON AND ZU LIECHTENSTEIN
--------------------------------------------------------------   ------------------------------------------------------------
    Herman M. Frietsch                                               Anton von and zu Liechtenstein, Director
    Chief Executive Officer and Director
    (Principal Executive Officer)




/s/ ROBERT P. CAPPS                                              /s/ ROBERT E. GARRISON, II
--------------------------------------------------------------   ------------------------------------------------------------
    Robert P. Capps                                                  Robert E. Garrison, II, Director
    Chief Financial Officer
    (Principal Financial and Accounting Officer)




                                                                 /s/ DAVID H. YEDWAB
                                                                 ------------------------------------------------------------
                                                                     David H. Yedwab, Director

                               INDEX TO EXHIBITS



Exhibit    Description of Exhibit
-------    ----------------------

3.1 Amended and Restated Certificate of Incorporation of the Company, as currently in effect (2)

3.2        Amended and Restated By-Laws of the Company (1)

4.1 Registration Rights Agreement dated as of May 8, 1997 between the Company and The Coastal Corporation Second Pension Trust (4)

4.2 Warrant issued to Hambrecht & Quist LLC exercisable to purchase up to 33,036 shares of Common Stock at an exercise price of $10.292 per share, expiring May 20, 2003 (5)

Exhibit    Description of Exhibit
-------    ----------------------

4.3 Amended and Restated Warrant issued to AJC, Inc. exercisable to purchase up to 300,000 shares of Common Stock (6)

4.4 Form of Registration Rights Agreement between the Company and the Buyers, dated as of December 22, 1998 (3)

4.5 Form of Warrant to Purchase Common Stock of Intelect Communications, Inc. at an exercise price of $2.998 (3)

4.6 Form of Warrant to Purchase Common Stock of Intelect Communications, Inc. issued to St. James Capital Partners, L.P. and SJMB, L.P. dated November 30, 2000 (3)

4.7        Registration Rights Agreement between the Company and Coastal (7)

4.8 Registration Rights Agreement among the Company and the Buyers, dated February 24, 1999, relating to the Series E Convertible Preferred Stock and warrants (3)

4.9 Form of Warrant to Purchase Common Stock of Intelect Communications, Inc., relating to the Series E Preferred Stock (3)

4.10 Warrant issued to Coastal to purchase 5,000,000 shares of common stock of Intelect at $0.75 per share (8)

4.11 Warrant issued to Coastal to purchase 450,000 shares of common stock of Intelect at $0.75 per share (8)

4.12 Warrant issued to Coastal to purchase 1,067,308 shares of common stock of Intelect at $0.75 per share (8)

4.13 Registration Rights Agreement dated December 21, 1999 between Intelect and Coastal (8)

4.14 Form of Warrant issued to Stonegate and the Investors to purchase common stock of Intelect Communications, Inc. at $2.50 per share, subject to adjustment (9)

4.15 Warrant issued to Stonegate to purchase 250,000 shares of common stock of Intelect Communications, Inc. at $1.00 per share (9)

4.16 Form of Registration Rights Agreement dated January 27, 2000 between Intelect Communications, Inc., the Investors names therein, and Stonegate (9)

4.17 Form of Warrant issued to Stonegate affiliates to purchase common stock of Intelect Communications, Inc. at $6.00 per share, subject to adjustment (10)

4.18 Form of Registration Rights Agreement dated March 14, 2000 between Intelect Communications, Inc., the Investors named therein, and Stonegate (10)

4.19 Form of Amended and Restated Promissory Notes held by affiliate, convertible into Common Stock of the Company at a rate of $1.00 per share (14)

4.20 Form of Warrant with exercise price of $0.75 per share expiring on May 31, 2004(18)

4.21 Registration Rights Agreement dated June 1, 2001 among the Company and Oscar S. Wyatt, Jr. Fayez Sarofim and Morton Cohn (18)

4.22 Form of Warrant with exercise price of $0.80 per share expiring on May 31, 2004(20)

4.23 Form of Warrant with exercise price of $0.20 per share expiring on May 31, 2004(20)

10.1 Employment Agreement between the Company and Herman Frietsch and Amendment thereto* (14)

10.2 Employment Agreement dated as of January 1, 2001 between the Company and Eugene Helms*

10.3 Lease Agreement between TCIT Dallas Industrial and Intelect Network Technologies, dated February 25, 1997 (12)

10.4 Lease Agreement between Campbell Place One Joint Venture and DNA Enterprises, dated February 1, 1997 (12)

10.5 Settlement Agreement and Mutual Release dated November 30, 2000 among the Company and St. James Capital Partners, L.P. and SJMB, L.P. (13)

10.6 Agreement to Form Joint Venture dated August 17, 2001 between the Company and Singapore Technologies Electronics Limited (16)

Exhibit    Description of Exhibit
-------    ----------------------

10.7 Sharing Agreement dated August 30, 2001 among the Company, Intelect Network Technologies Company and Intelect Technologies Inc. (16)

10.8 Stockholders Agreement dated August 30, 2001 among the Company, Intelect Technologies Inc. and Singapore Technologies Electronics Limited (16)

10.9 Transition Services Agreement dated August 30, 2001 between the Company and Intelect Technologies Inc. (16)

10.10 Asset Purchase Agreement dated January 11, 2002 among the Company, Flextronics Design S.D., Inc. and DNA Enterprises, Inc. (17)

10.11 Design / Engineering Services Agreement dated January 11, 2002 between the Company and Flextronics Design S.D. (17)

10.12      Form of Promissory Note dated June 1, 2001 in favor of Bank One, N.A.
           (18)

10.13 Business Loan Agreement dated June 1, 2001 between the Company and Bank One, N.A. (18)

10.14 Reimbursement Agreement dated June 1, 2001 among the Company and Oscar S. Wyatt, Jr., Fayez Sarofim and Morton Cohn (18)

10.15      Form of Subsidiary Stock Incentive Plan (19)

10.16 Form of Promissory Note dated October 12, 2001 in favor of Bank One, N.A. (20)

10.17 Loan Agreement dated October 12, 2001 between the Company and Bank One, N.A. (20)

10.18 Reimbursement Agreement dated October 12, 2001 between the Company and Oscar S. Wyatt, Jr. (20)

10.19      Promissory Note dated October 5, 2001(20)

10.20      Promissory Note dated October 12, 2001(20)

10.21      Promissory Note dated September 29, 2001

10.22      Promissory Note dated November 30, 2001

10.23      Promissory Note dated December 14, 2001

10.24      Promissory Note dated February 11, 2001

10.25 Employment Agreement dated January 1, 2001 between the Company and Robert P. Capps *

10.26 Release and Settlement Agreement dated January 19, 2001 between the Company and Savage Arms, Inc.

10.27 Settlement and Release Agreement dated March 4, 2002 among the Company, DNA Enterprises, Inc. and Cadence Design Systems, Inc.

10.28      Amended and Restated Stock Incentive Plan *(19)

21.1       Subsidiaries of the Company

23.1       Consent of Grant Thornton LLP

-------------------

*Management contract or other compensatory plan or arrangement.

(1) Incorporated herein by reference to the Company's Form S-4 filed October 30, 1997

(2) Incorporated herein by reference to the Company's Form 8-K filed on February 1, 2001

(3) Incorporated herein by reference to the Company's Form 8-K filed on March 2, 1999

(4) Incorporated herein by reference to the Company's Form 10-Q filed August 14, 1997

(5) Incorporated herein by reference to the Company's Form 10-Q filed on August 14, 1998

(6) Incorporated herein by reference to the Company's Form 10-Q filed on November 17, 1998

(7) Incorporated herein by reference to the Company's Form 8-K filed on August 18, 1999

(8) Incorporated herein by reference to the Company's Form 8-K filed on December 22, 1999

(9) Incorporated herein by reference to the Company's Form 8-K filed on February 8, 2000

(10) Incorporated herein by reference to the Company's Form 8-K filed on March 21, 2000

(11) Incorporated herein by reference to the Company's Form 10-Q filed November 13, 1996

(12) Incorporated herein by reference to the Company's Form 10-Q filed May 15, 1997

(13) Incorporated herein by reference to the Company's Form 8-K filed on December 4, 2000

(14) Incorporated herein by reference to the Company's Form 10-K filed on March 30, 2000

(15) Incorporated herein by reference to the Company's Definitive Proxy Statement filed on April 30, 1999

(16) Incorporated herein by reference to the Company's Form 8-K filed September 7, 2001

(17) Incorporated herein by reference to the Company's Form 8-K filed January 15, 2002

(18) Incorporated herein by reference to the Company's Form 10-Q filed August 14, 2001

(19) Incorporated herein by reference to the Company's Definitive Proxy Statement filed on April 30, 2001

(20) Incorporated herein by reference to the Company's Form 10-Q filed November 14, 2001


       C. The Registrant has not filed any reports on Form 8-K during the last quarter of the period covered by this Report, except as follows:

       Form 8-K/A filed on November 6, 2001 - Item 7 "Financial Statements and Exhibits"