Form 10-K/A
period 2001-12-31
TERAFORCE TECHNOLOGY CORP
filed 2002-04-30
CIK 316672

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              --------------------

                               FORM 10 - K/A NO. 1

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

There were 87,088,850 shares of Common Stock outstanding as of March 22, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference herein.

                                TABLE OF CONTENTS

             Section                                                             Page Number
             -------                                                             -----------
ITEM 10 -   Directors and Executive Management of the Registrant                           3

ITEM 11 -   Executive Compensation                                                         4

ITEM 12 -   Security Ownership of Certain Beneficial Owners and Management                10

ITEM 13 -   Certain Relationships and Related Transactions                                12

                  AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10K
                      FOR THE YEAR ENDED DECEMBER 31, 2001

Because definitive proxy solicitation materials relating to the 2002 annual meeting of TeraForce Technology Corporation (the Company, we, us or our) will not be filed until after April 30, 2002, the information called for by Part III of the Company's 10K for the period from January 1, 2001 through December 31, 2001 is included in this Amendment No. 1 to such Form 10K.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding the Company's executive officers, significant employees and directors is set forth below. The executive officers of the Company are elected by the Board of Directors.

Name                                Age              Office and Employment During Last Five Years
----                                ---              --------------------------------------------
Herman M. Frietsch                   62              Chairman of the Board since 1989, Chief Executive Officer
                                                     since February 1997, Director since 1988, Executive Chairman from October 1995 to February 1997.

Robert P. Capps                      48              Executive Vice President, Chief Financial Officer, Treasurer
                                                     and Secretary of the Company since August 1999; Prior to
                                                     joining the Company, Mr. Capps was Executive Vice President and Chief Financial Officer of Dynamex, Inc. from 1996 to
                                                     1999 and Executive Vice President and Chief Financial
                                                     Officer of Hadson Corporation from 1986 until 1996.

 Dr. R. Eugene Helms                 51              Executive Vice President, and Corporate Development Officer
                                                     of the Company, Vice President and Chief Technology Officer
                                                     since June 1996; President and Chief Executive Officer of
                                                     DNA Enterprises, Inc. (a subsidiary of the Company) from
                                                     April 1996 to September 1999; President and Owner of
                                                     TeleSolutions Inc., a consulting firm, from January 1990 to
                                                     1996; Vice President, Engineering of Mizar, Inc., a DSP
                                                     products manufacturer, from March 1994 to October 1995.

Dr. Winthrop W. Smith               58               General Manager and Chief Technologist of DNA Computing
                                                     Solutions, Inc. since July 2000; Prior to joining the
                                                     Company Dr. Smith spent approximately 10 years at Raytheon
                                                     Systems Company where he held the position of engineering
                                                     fellow.

Name                                Age              Office and Employment During Last Five Years
----                                ---              --------------------------------------------
Robert E. Garrison II               60               Director of the Company.  Mr. Garrison has been President
                                                     and Chief Executive Officer of Sanders Morris Harris Group,
                                                     Inc., a publicly traded financial services company, since
                                                     January 1999.  Mr. Garrison previously served as Executive
                                                     Vice President of Investment Banking with Harris, Webb &
                                                     Garrison, a regional investment banking and brokerage firm, from June 1994 to January 1999.  Mr. Garrison is a director of Sanders Morris Harris Group, Inc.  He has been a Director of the Company since July 1997 and is Chairman of the Audit
                                                     Committee and a member of the Stock Option Committee.

Anton von Lietchtenstein            61               Director of the Company.  Mr. Lietchtenstein is a private investor and has been so for the past five years.  He has been a
                                                     Director since 1980 and is Chairman of the Stock Option
                                                     Committee and a member of the Audit Committee.

David H. Yedwab                     55               Director of the Company.  Mr. Yedwab is Executive Vice President of
                                                     the Eastern Management Group, a management-consulting firm, since 1987.  He has been a Director since July 2000 and is a member of the Audit Committee and the Compensation Committee.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

To the Company's knowledge, based solely on a review of the copies of reports furnished to the Company and, in certain instances, written representations that no additional reports were required to be filed during the year ended December 31, 2001, all of the Company's executive officers and directors and holders of more than 10% of our Common Stock timely filed all reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended.



ITEM 11 - EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

Currently, employee directors receive no cash compensation for their services as directors, however, each non-employee, outside director is entitled to receive a cash fee of $1,000 per month for service as a director, and members of the Audit, Compensation, and the Stock Option Committees each are entitled to receive a cash fee of $1,000 per month for each committee on which the director serves. At the election of each director at the beginning of each year, all fees are payable, in cash or in Common Stock pursuant to the Directors' Stock Plan. Directors can elect to defer receipt of the stock issued in payment of such fees to a future fiscal year. With respect to fiscal year 2001, all members of the Board elected to receive their fee in cash. Directors also may receive grants of stock options at the discretion of the Board.

 For a discussion of certain transactions between the Company and certain directors and their affiliates, see "Certain Relationships and Related Transactions."

COMPENSATION OF EXECUTIVE OFFICERS

     Summary Compensation Table

The following table summarizes annual and long-term compensation for each of the last three fiscal years to Herman M. Frietsch, Chief Executive Officer of the Company, and the other two most highly compensated executive officers of the Company who were serving at December 31, 2001 and who received more than $100,000 in salary and bonus during the last fiscal year ended December 31, 2001 (Named Executive Officers).



                           SUMMARY COMPENSATION TABLE
                               Annual Compensation

                                                                                     Long-Term
                                                                                    Compensation
                                                                                       Awards
                                                                                    ------------
                                                                                    Securities
                                                                         Other      Underly-      All other
                                                                         Annual     ing           Compen-
                                   Fiscal                               Compen-     Options       sation ($)
Name and Principal Positions        Year    Salary ($)    Bonus ($)    sation ($)       (#)          (1)
---------------------------------  ------  ------------  -----------  ------------  ------------  ----------
Herman M. Frietsch                  2001      278,850           --         --          200,000        11,566
Chairman and Chief Executive        2000      275,255           --         --          200,000         8,161
Officer                             1999      275,000           --         --          850,000(2)      7,550

Robert P. Capps                     2001      197,125           --         --          100,000        12,238
Executive Vice President, Chief     2000      150,278       10,000         --          165,000         2,624
Financial Officer, Treasurer and    1999      165,000       20,000         --          270,000           687
Secretary

R. Eugene Helms                     2001      225,000           --         --          100,000        15,302
Executive Vice President and        2000      210,000           --         --          165,000        14,029
Corporate Development Officer       1999      210,000       93,642(3)      --          410,000(4)     12,440


----------

(1) Consists of matching contributions to 401(k) defined contribution plan and insurance premiums for life, health and dental insurance.

(2) Includes 500,000 shares underlying options granted in replacement of, and upon surrender of, an equal number of options previously granted, due to option exchange and repricing transactions in January and October 1999.

(3)   Bonus amounts accrued in such years but paid in 2000.

(4) Includes 325,000 shares underlying options granted in replacement of, and upon surrender of, an equal number of options previously granted, due to option exchange and repricing transactions in October 1999.

The following table sets forth stock options granted in 2001 to each of the Named Executive Officers. The table also sets forth the hypothetical gains that would exist for the options at the end of their ten-year terms at assumed compound annual rates of stock price appreciation of 5% and 10%. The actual future value of the options will depend on the market value of the Company's common stock as the options are vested and exercisable.


                        OPTION GRANTS IN LAST FISCAL YEAR
                               Individual Grants

                                                                                            Potential Realizable
                                Number of     % of Total                                      Value at Assumed
                               Securities      Options/                                    Annual Rates of Stock
                               Underlying     Granted to     Exercise                     Price Appreciation for
                                 Options     Employees in      Price       Expiration          Option Terms(1)
            Name               Granted(#)        2001        ($/Share)        Date          5%($)         10%($)
----------------------------  ------------   -------------   ---------     ----------    ----------     ----------
Herman M. Frietsch              100,000(2)       8.22%          0.40        06/28/11       25,156         63,750
                                100,000(3)       8.22%          0.40        06/28/11       25,156         63,750


Robert P. Capps                 100,000(2)       8.22%          0.40        06/28/11       25,156         63,750



R. Eugene Helms                 100,000(2)       8.22%          0.40        06/28/11       25,156         63,750


----------
(1) The amount shown on this table represents hypothetical gains that could be achieved for the respective options, if exercised at the end of the option term. These gains are based on assumed rates of stock price appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise. Actual gains, if any, on stock option exercises will depend on the future performance of the Common Stock, the option holder's continued employment through the option period, and the date on which the options are exercised. These amounts are not intended to forecast possible future appreciation, if any, of the Company's stock price.

(2) Options granted June 28, 2001. Options have a two-year vesting schedule, vesting 50% on the first anniversary of grant and 50% on the second anniversary of the grant, except for such earlier vesting permitted under the terms of the Amended and Restated Stock Incentive Plan.

(3)   Options granted June 28, 2001.  Options were completely vested upon grant.

The following table sets forth the number of shares acquired on exercise of stock options and the aggregate gains realized on exercise in 2001 by the Named Executive Officers. The table also sets forth the number of shares covered by exercisable and unexercisable options held by such executives on December 31, 2001 and the aggregate gains that would have been realized had these options been exercised on December 31, 2001, even though these options were not exercised, and the unexercisable options could not have been exercised, on December 31, 2001.

                AGGREGATED OPTION/ EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                              Number of
                               Common                  Number of Securities          Value of Unexercised
                                Stock                 Underlying Unexercised       In-the-Money Options at
                              Acquired     Value    Options at Fiscal Year-End        Fiscal Year-End(1)
                             on Exercise  Realized            (#)                            ($)
           Name                  (#)         ($)    Exercisable   Unexercisable   Exercisable   Unexercisable
--------------------------  ------------  --------  -----------   -------------   -----------   -------------
Herman M. Frietsch                --         --       1,090,000         300,000       --              --


Robert P. Capps                   --         --         318,332         216,668       --              --


R. Eugene Helms                   --         --         453,331         221,669       --              --

(1) Market value of shares covered by in-the-money options on December 31, 2001, less the option exercise price. Options are in-the-money if the market value of the shares greater than the option exercise price.

In June 2001 the shareholders of the Company approved and ratified stock option plans for the Company's wholly-owned subsidiaries, Aegean Networks, Incorporated and Centauri Netsystems Corporation. The Stock Option Committee subsequently approved preliminary grants of options under these plans for stock intended to approximate 6% to 8% of the equity of these entities to be issued to all of our employees, including approximately 3.7% related to the Company's executive officers. Per the option agreements, rights to these options could not vest until the "initial funding" of the related project. This initial funding has not occurred. Effective December 31, 2001 the Company terminated these plans, and the majority of the preliminary option grants, including those related to the Company's executive officers, have been cancelled.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee of the Board of Directors of the Company consists of two members, the committee's Chairman Mr. Frietsch and Mr. Yedwab. Mr. Frietsch serves as the Chairman of the Board and Chief Executive Officer of the Company. Mr. Yedwab is an independent director.


EMPLOYEE AGREEMENTS

Herman M. Frietsch

The Company has had a contractual employment relationship with Mr. Frietsch since 1995. This arrangement was recently revised, incorporated in, and reformatted by an Employment Agreement effective as of January 1, 2001. Mr. Frietsch has agreed to continue to serve as Chairman and Chief Executive Officer of the Company. His employment agreement provides for a term, that ends on December 31st following the third anniversary of the date that the Board of Directors notifies Mr. Frietsch that the automatic daily extension of his agreement will be discontinued. Mr. Frietsch receives a base salary of $290,000 per year, subject to increase at the determination of the Board of Directors, and may receive a discretionary bonus subject to determination by the Board of Directors. Mr. Frietsch is also entitled to receive options to purchase Common Stock pursuant to the Company's Stock Incentive Plan. In the event of a termination of

Mr. Frietsch's employment (other than if Mr. Frietsch is terminated for "cause" or if he terminates "without good reason"), all unvested stock options issued and outstanding shall vest upon such termination.

In the event of a termination by the Company for "cause" (as defined in the agreement) or by Mr. Frietsch "without good reason", then the Company's obligation to pay compensation and benefits shall terminate as of that date, other than for salary and benefits already accrued. In the event of termination of the agreement by the Company "without cause" or by Mr. Frietsch for "good reason" (e.g., a material breach of the employment agreement by the Company, a material change in the nature or scope of his authority and duties, his salary is reduced, bonus eligibility is denied or required compensation payments are not made), then the Company shall pay Mr. Frietsch as severance pay, at Mr. Frietsch's option, in accordance with the general payroll practices of the Company or in a lump sum payment, the greater of (i) $1,000,000 or (ii) the sum of three years of his base salary as of the date of termination. If Mr. Frietsch is terminated upon or following within twelve months of a "change in control", the Company shall pay as severance pay and as liquidated damages, at Mr. Frietsch's option the greater of (i) the sum of three years of his base salary and (ii) $1,000,000. In the event of termination for disability or death, then Mr. Frietsch or his estate, as the case may be, is entitled to receive payments equal to three years of his base salary at the time of termination. All payments shall either be made in accordance with the Company's general payroll practices or in a lump sum payment. Mr. Frietsch is entitled to a gross-up payment to compensate for any excise taxes imposed.

Eugene Helms

Dr. Helms is party to an Employment Agreement with the Company dated January 1, 2001, which provides for his continued employment as Executive Vice President and Corporate Development Officer. Pursuant to the arrangement, Dr. Helms is to receive a base salary of $225,000 per year. The term of the arrangement extends through January 1, 2004 and is automatically renewed for subsequent one-year terms, unless either party provides notice of termination in accordance with the provisions of the agreement. The Company may terminate Dr. Helms for disability, cause, without cause, and for death or disability, and Dr. Helms may terminate the agreement for good reason and without good reason ( as defined in the agreement). In the event of Dr. Helms' disability, as defined, the Company has no obligation to pay further benefits under the Agreement. In the event of termination for cause by the Company or without good reason by Dr. Helms, the Company's obligation to pay compensation and benefits shall also terminate. If the Company terminates Dr. Helms without cause or he terminates the arrangement for good reason, then the Company shall pay severance pay an amount equivalent to Dr. Helms' base salary for the greater of (i) two years following the date of termination or (ii) the remainder of the term of the agreement. Finally, in the event Dr. Helms is terminated due to a change in control, then he is to receive as severance pay and liquidated damages, an amount equal to $100 less than three times his "annualized includable compensation for the base period" (as defined in Section 280G of the Internal Revenue Code). All payments shall either be made in accordance with the Company's general payroll practices or in a lump sum payment. Dr. Helms continues to be eligible for bonuses and stock options at the Company's discretion. Further, in accordance with the terms of the Stock Incentive Plan, Dr. Helms' options vest in the event of a change in control (as defined in the agreement). Dr. Helms is entitled to gross-up payments to compensate for any excise tax imposed. In the event of Dr. Helms' death prior to the expiration of the agreement, his employment and obligations to the Company shall automatically terminate and his compensation shall terminate as of the end of the month of his death. However, for the balance of the term of the agreement after his death, his beneficiaries will be entitled to receive their Company benefits payable under a life insurance policy provided by the Company and other amounts reimbursable to Dr. Helms by the Company.

Robert P. Capps

Mr. Capps is party to an Employment Agreement with the Company dated January 1, 2001, which provides for his continued employment as Executive Vice President and Chief Financial Officer. Pursuant to the arrangement, Mr. Capps is to receive a base salary of $205,000 per year. The term of the arrangement extends through January 1, 2004 and is automatically renewed for subsequent one-year terms, unless either party provides notice of termination in accordance with the provisions of the agreement. The Company may terminate Mr. Capps for disability, cause, without cause, and for death or disability, and Mr. Capps may terminate the agreement for good reason and without good reason ( as defined in the agreement). In the event of Mr. Capps' disability, as defined, the Company has no obligation to pay further benefits under the Agreement. In the event of termination for cause by the Company or without good reason by Mr. Capps, the Company's obligation to pay compensation and benefits shall also terminate. If the Company terminates Mr. Capps without cause or he terminates the arrangement for good reason, then the Company shall pay severance pay an amount equivalent to Mr. Capps' base salary for the greater of (i) two years following the date of termination or (ii) the remainder of the term of the agreement. Finally, in the event Mr. Capps is terminated due to a change in control, then he is to receive as severance pay and liquidated damages, an amount equal to $100 less than three times his "annualized includable compensation for the base period" (as defined in Section 280G of the Internal Revenue Code). All payments shall either be made in accordance with the Company's general payroll practices or in a lump sum payment. Mr. Capps continues to be eligible for bonuses and stock options at the Company's discretion. Further, in accordance with the terms of the Stock Incentive Plan, Mr. Capps' options vest in the event of a change in control (as defined in the agreement). Mr. Capps is entitled to gross-up payments to compensate for any excise tax imposed. In the event of Mr. Capps' death prior to the expiration of the agreement, his employment and obligations to the Company shall automatically terminate and his compensation shall terminate as of the end of the month of his death. However, for the balance of the term of the agreement after his death, his beneficiaries will be entitled to receive their Company benefits payable under a life insurance policy provided by the Company and other amounts reimbursable to Mr. Capps by the Company.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of April 23, 2002, unless otherwise noted, with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock; (ii) each director and nominee for director; (iii) each executive officer named in the Summary Compensation Table under the heading "Executive Compensation" below; and (iv) all directors and executive officers of the Company as a group. Unless otherwise indicated, the information included below is based upon the Company's stock transfer records as maintained by the Company's stock transfer agent.

The number of shares of Common Stock beneficially owned by each director or executive officer is determined pursuant to the rules of the Securities and Exchange Commission (the SEC), and the information is not necessarily indicative of beneficial ownership for any other purpose. Under the SEC's rules, an individual beneficially owns any shares as to which the individual has sole or shared voting power or investment power and, any shares, which the individual has the right to acquire through the exercise of any stock option or other right within the next 60 days. Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion herein of any shares deemed beneficially owned does not constitute admission of beneficial ownership of those shares.

           Name and Address                  Amount and Nature of
         of Beneficial Owner                 Beneficial Ownership       Percent of Class
--------------------------------------      ----------------------     ------------------
Herman M. Frietsch                                1,285,351(1)               1.99%

Robert P. Capps                                     339,999(2)                 *

R. Eugene Helms                                     499,998(3)                 *

Robert H. Garrison                                  572,413(4)                 *

Anton von Liechtenstein                             713,382(5)                 *

David H. Yedwab                                     250,000                    *

The Coastal Corporation Second
Pension Trust(6)                                  9,896,251(7)              11.16%

All Directors and Executive Officers
as a group (8 persons)                            4,163,143(8)               4.53%

(1) Includes 1,140,000 shares issuable upon the exercise of options, that are currently exercisable or become exercisable by June 22, 2002. Includes 145,351 shares, that assume conversion at a price of $1.00 per dollar of outstanding principal, and interest of a loan made by Mr. Frietsch to the Company in December 1997. Includes 6,000 shares owned beneficially by Mr. Frietsch's spouse as to which he disclaims beneficial ownership.

(2) Represents shares issuable upon exercise of options, that are currently exercisable or become exercisable by June 22, 2002.

(3) Includes 474,998 shares issuable upon exercise of options, that are currently exercisable or become exercisable by June 22, 2002.

(4) Includes 500,000 shares issuable upon exercise of options, that are currently exercisable or become exercisable by June 22, 2002.

(5) Includes 425,000 shares issuable upon exercise of options, that are currently exercisable or become exercisable by June 22, 2002.

(6) The principal address of The Coastal Corporation Second Pension Trust is 1001 Louisiana Street, Houston, Texas 77002.

(7) Based solely on information provided by the Company's transfer agent and registrar.

(8) Includes 3,129,997 shares issuable upon exercise of options, that are currently exercisable or become exercisable by June 22, 2002. Includes 145,351 shares, that assume conversion at a price of $1.00 per dollar of outstanding principal, and interest of a loan made by Mr. Frietsch to the Company in December 1997. Includes 6,000 shares owned beneficially by Mr. Frietsch's spouse as to which he disclaims beneficial ownership.

* Represents less than 1%

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On April 11, 2002, we agreed to issue 1,000,000 shares of Common Stock to The Coastal Corporation Second Pension Trust ("Coastal") in exchange for the return and cancellation of warrants for the purchase of 6,517,308 shares of Common Stock that Coastal held. The 1,000,000 shares of Common Stock will be deemed restricted under federal securities laws; however, we have agreed to register these shares with the SEC so Coastal may resell them without restriction.

On April 11, 2002 we agreed to issue 1,000,000 shares of Common Stock to St. James Capital Partners, L.P. and SJMP, L.P. (collectively "St. James") in exchange for the return and cancellation of warrants for the purchase of 19,500,000 shares of Common Stock. We also agreed to issue 3,000,000 additional shares to St. James if our Common Stock trades at a price of $0.75 or more for a period of ten consecutive trading days before October 14, 2002. These shares will be deemed restricted under federal securities laws; however, we have agreed to register these shares with the SEC so St. James may resell them without restriction.

The Company is obligated to Mr. Frietsch under a demand note with a principal amount of $100,000. The note bears interest at prime plus 3%. Accrued and unpaid interest amounted to approximately $45,000 as of December 31, 2001. The note and accrued interest is convertible into Common Stock at the option of Mr. Frietsch at a rate of $1.00 per share.

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


                                         TERAFORCE TECHNOLOGY
                                         CORPORATION
                                         (Registrant)

Date:    April 30, 2002                  By:  /s/ HERMAN M. FRIETSCH
                                            ------------------------------------
                                              Herman M. Frietsch
                                              Chief Executive Officer



         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 30, 2002.


/s/ HERMAN M. FRIETSCH                                           /s/ ANTON VON AND ZU LIECHTENSTEIN
--------------------------------------------------------------   -------------------------------------------------
    Herman M. Frietsch                                               Anton von and zu Liechtenstein, Director
    Chief Executive Officer and Director
    (Principal Executive Officer)




/s/ ROBERT P. CAPPS                                              /s/ ROBERT E. GARRISON, II
--------------------------------------------------------------   -------------------------------------------------
    Robert P. Capps                                                  Robert E. Garrison, II, Director
    Chief Financial Officer
    (Principal Financial and Accounting Officer)




                                                                 /s/ DAVID H. YEDWAB
                                                                 -------------------------------------------------
                                                                     David H. Yedwab, Director