Form 10-Q
period 2002-03-31
TERAFORCE TECHNOLOGY CORP
filed 2002-05-13
CIK 316672

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


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

                              ---------------------


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

There were 89,088,850 shares of Common Stock outstanding as of April 30, 2002.


================================================================================

                TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                                                             PAGE
                                                                                                             ----
PART I             FINANCIAL INFORMATION

ITEM 1             FINANCIAL STATEMENTS

                   Consolidated Balance Sheets of the Company
                   at March 31, 2002 (unaudited) and December 31, 2001                                          2

                   Consolidated Statements of Operations of the Company
                   (unaudited) for the three months ended March 31, 2002 and 2001                               3

                   Consolidated Statements of Cash Flows of the Company
                   (unaudited) for the three months ended March 31, 2002 and 2001                               4

                   Notes to Consolidated Financial Statements                                                   5

ITEM 2             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS                                                          8

ITEM 3             QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK                                   12

PART II            OTHER INFORMATION

ITEM 1             LEGAL PROCEEDINGS                                                                           12

ITEM 2             CHANGES IN SECURITIES AND USE OF PROCEEDS                                                   12

ITEM 6             EXHIBITS AND REPORTS ON FORM 8-K                                                            12


                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                    (Thousands of dollars, except share data)

                                                                       March 31,         December 31,
                                                                         2002                2001
                                                                      -----------        ------------
                                                                      (unaudited)
                                    Assets
Current assets:
   Cash and cash equivalents                                          $     4,183        $          1
   Investments                                                                 53                  53
   Accounts receivable, net of allowances of $1,606 in 2002
     and $1,691 in 2001                                                     1,000                 869
   Receivable from affiliate                                                  799                 816
   Inventories                                                              3,027               3,262
   Prepaid services                                                           700                  --
   Net current assets of discontinued operations                               --               2,880
   Prepaid expenses                                                           196                 224
                                                                      -----------        ------------
              Total current assets                                          9,958               8,105

Property and equipment, net                                                   639                 638
Investment in affiliate                                                     1,314               1,284
Other assets                                                                  220                 169
                                                                      -----------        ------------
                                                                      $    12,131        $     10,196
                                                                      ===========        ============

                Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
   Notes payable                                                      $     6,700        $      7,554
   Accounts payable                                                           964               1,864
   Accrued liabilities                                                      1,285               2,389
                                                                      -----------        ------------
              Total current liabilities                                     8,949              11,807

Stockholders' equity (deficit):
   Common Stock, $.01 par value. Authorized 200,000,000 shares;
     87,088,850 shares issued                                                 871                 871
   Additional paid-in capital                                             181,907             181,898
   Accumulated deficit                                                   (178,009)           (182,793)
                                                                      -----------        ------------
                                                                            4,769                 (24)
   Less 400,474 shares of common stock in treasury at cost                 (1,587)             (1,587)
                                                                      -----------        ------------
              Total stockholders' equity (deficit)                          3,182              (1,611)
                                                                      -----------        ------------
                                                                      $    12,131        $     10,196
                                                                      ===========        ============


See accompanying notes to consolidated financial statements.

                TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                        (Thousands except per share data)


                                                             Three Months Ended March 31,
                                                             ----------------------------
                                                                2002              2001
                                                             ----------        ----------
                                                                     (unaudited)
Net revenue                                                  $    1,630        $    3,054
Cost of revenue                                                     759             3,174
                                                             ----------        ----------
                Gross profit                                        871              (120)
                                                             ----------        ----------

Expenses:
   Engineering and development                                    1,037             1,547
   Selling and administrative                                     1,237             2,849
                                                             ----------        ----------
                                                                  2,274             4,396
                                                             ----------        ----------
                Operating loss                                   (1,403)           (4,516)
                                                             ----------        ----------

Other income (expense):
   Litigation settlement                                          6,300                --
   Earnings of unconsolidated affiliate                              30                --
   Interest expense                                                (104)               (4)
   Other                                                            (39)               30
                                                             ----------        ----------
                                                                  6,187                26
                                                             ----------        ----------
Income (loss) from continuing operations                          4,784            (4,490)

Loss from discontinued operations                                    --              (415)
                                                             ----------        ----------

Net income (loss)                                            $    4,784        $   (4,905)
                                                             ==========        ==========

Basic and diluted income (loss) per share:
   Continuing operations                                     $     0.06        $    (0.05)
   Discontinued operations                                           --             (0.01)
                                                             ----------        ----------
     Net income (loss) per share                             $     0.06        $    (0.06)
                                                             ==========        ==========

Weighted average number of common shares outstanding -
   Basic and diluted                                             86,688            85,698
                                                             ==========        ==========

See accompanying notes to consolidated financial statements.

                TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (Thousands of dollars)

                                                                         Three Months Ended March 31,
                                                                         ----------------------------
                                                                            2002              2001
                                                                         ----------        ----------
                                                                                 (unaudited)
Cash flows from operating activities:
   Net income (loss)                                                     $    4,784        $   (4,905)
   Adjustments to reconcile net income (loss) to
     net cash used in operating activities:
        Litigation settlement                                                (6,300)               --
        Utilization of prepaid services                                         300                --
        Depreciation and amortization                                            54               310
        Earnings of unconsolidated affiliate                                    (30)               --
        Other                                                                    83               (16)
        Change in operating assets and liabilities:
             Accounts receivable                                                  9             1,214
             Inventories                                                        235            (1,714)
             Assets held for sale                                                --               995
             Accounts payable and accrued liabilities                        (1,716)             (195)
                                                                         ----------        ----------
               Net cash used in operating activities                         (2,581)           (4,311)
                                                                         ----------        ----------

Cash flows from investing activities:
   Proceeds from litigation settlement                                        6,300                --
   Capital expenditures                                                         (55)             (139)
   Net proceeds from disposal of discontinued operations                      1,372                --
   Other                                                                         --                16
                                                                         ----------        ----------
               Net cash provided by (used in) investing activities            7,617              (123)
                                                                         ----------        ----------

Cash flows from financing activities:
   Proceeds from issuance of notes payable                                      500                --
   Principal payments on notes payable                                       (1,354)               --
                                                                         ----------        ----------
               Net cash used in financing activities                           (854)               --
                                                                         ----------        ----------

Net increase (decrease) in cash and cash equivalents                          4,182            (4,434)
Cash and cash equivalents, beginning of period                                    1             5,587
                                                                         ----------        ----------
Cash and cash equivalents, end of period                                 $    4,183        $    1,153
                                                                         ==========        ==========


See accompanying notes to consolidated financial statements.

                        TERAFORCE TECHNOLOGY CORPORATION
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                 March 31, 2002


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

         The accompanying consolidated financial statements do not include certain footnotes and financial presentations normally required under accounting principles generally accepted in the United States of America and, therefore, should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

         The Company incurred an operating loss in the first quarter of 2002 and has incurred significant operating losses in 2001, 2000 and 1999. These losses were funded by proceeds from the issuance of equity securities and notes payable, and as of March 31, 2002 notes payable due within one year amounted to $6,700,000. In 2001 and through January 2002, the Company has disposed of certain operations and assets and has reduced operating expenses. In addition, revenues from the Company's defense electronics business increased in the first quarter of 2002 and have increased in each of the last three years, and are expected to continue to increase in 2002. Accordingly, management expects the Company to generate positive cash flow from operations by the end of 2002. However, until that point, the Company expects to generate losses and negative cash flow from operations.

         In January, 2002 the Company received cash proceeds of $1,660,000 from the sale of its engineering design services business and in March, 2002 received cash proceeds of $6,300,000 from the settlement of litigation. Management believes that these amounts will be sufficient to fund its negative cash flow from operations during 2002; however, management does not believe these amounts will be sufficient to repay all outstanding debt as it comes due. Therefore, the continued existence of the Company is dependent on the refinancing or restructuring of these obligations.

         The Company believes that it will be able to refinance or restructure the outstanding notes payable due in 2002 through either the issuance of equity securities, the incurrence of new debt or the modification of the terms of the existing notes payable. There can be no assurance the Company can refinance or restructure this outstanding debt or that it can do so under acceptable terms. These financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

INVENTORIES

         The components of inventories are as follows:

                                           March 31,     December 31,
                                             2002            2001
                                           ---------     ------------
                                                ($ Thousands)
         Raw materials                     $   2,336     $      2,615
         Work in process                         481              493
         Finished goods                          210              154
                                           ---------     ------------
                        Total              $   3,027     $      3,262
                                           =========     ============

SEGMENTS OF BUSINESS

         Net revenue by business segment:


                                   Three Months Ended March 31,
                                   ----------------------------
                                      2002              2001
                                   ----------        ----------
                                          ($ Thousands)
Defense electronics                $    1,630        $    1,318
Optical networking equipment               --             1,555
Other                                      --               181
                                   ----------        ----------
                                   $    1,630        $    3,054
                                   ==========        ==========

         Not reflected above are net revenues from engineering design services for the three months ended March 31, 2001 in the amount of $1,511,000.

         Segment-specific margins (gross profit less total engineering and development costs, including capitalized software for the segment):

                                               Three Months Ended March 31,
                                               ----------------------------
                                                  2002              2001
                                               ----------        ----------
                                                      ($ Thousands)
        Defense electronics                    $       97        $      (21)
        Optical networking equipment                 (101)             (905)
        Other                                        (162)             (741)
                                               ----------        ----------
           Subtotal segment specific                 (166)           (1,667)
        All other expenses                         (1,237)           (2,849)
                                               ----------        ----------
                   Operating loss              $   (1,403)       $   (4,516)
                                               ==========        ==========

Assets identifiable only by combined segments:

                                           At March 31,       At December 31,
                                               2002                2001
                                           ------------       ---------------
                                                   ($ Thousands)
Defense electronics                        $      4,092       $         4,052
Optical networking equipment and other            2,553                 2,625
Not allocable to a segment                        5,486                 3,519
                                           ------------       ---------------
           Total                           $     12,131       $        10,196
                                           ============       ===============

INCOME TAXES

         For the three months ended March 31, 2002, the Company's effective income tax rate differed from the federal statutory rate due to current period tax expense offset by a decrease in the valuation allowance for the same amount. For the three months ended March 31, 2001 the Company's effective income tax rate differed from the federal statutory rate due to taxable losses incurred for which no benefit was provided.

EARNINGS PER SHARE

         Basic and diluted earnings per share are the same for the three months ended March 31, 2002 and 2001 because all potential common shares were anti-dilutive for those periods.

STOCKHOLDERS' EQUITY

         In April, 2002 the Company issued 2,000,000 shares of common stock in exchange for the return and cancellation of warrants to purchase a total of 26,017,308 shares of common stock. The warrants had an exercise price of $0.75 per share. If the Company's common stock trades at a price of $0.75 or more for ten consecutive trading days prior to October 14, 2002, the Company will be required to issue an additional 3,000,000 shares of common stock.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE PERIOD ENDED MARCH 31, 2002

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

         Our engineering design services business was sold in January 2002. As of December 31, 2001 this business is accounted for as a discontinued operation in our financial statements. Accordingly, net revenue, cost of revenue and expenses in the accompanying financial statements do not include any amounts related to these operations. The net operating results of this business is reflected as loss from discontinued operations in the accompanying statement of operations.

--------------------------------------------------------------------------------
COMPARISON OF FIRST QUARTER 2002 TO FIRST QUARTER 2001
--------------------------------------------------------------------------------

         The following table shows the revenue and gross profit for the Company's products:

                                   Three Months Ended March 31,
                                   ----------------------------
                                      2002              2001
                                   ----------        ----------
                                          ($ Thousands)
Net revenue:
Defense electronics                $    1,630        $    1,318
Optical networking equipment               --             1,555
Other                                      --               181
                                   ----------        ----------
                                   $    1,630        $    3,054
                                   ----------        ----------
Gross profit (loss):
Defense electronic products        $      871        $      420
Optical networking equipment               --                --
Other                                      --              (540)
                                   ----------        ----------
                                   $      871        $     (120)
                                   ----------        ----------

NET REVENUE

         Net revenue from defense electronics increased 24% in the first quarter of 2002 as compared to the first quarter of 2001. This increase reflects an increasing demand for our products, including our PowerPC based products that we began shipping to customers in the fourth quarter of 2000. First quarter 2002 amounts also reflect continued sales of our products based on Texas Instruments' digital signal processors that we have been shipping to customers since 1997. Although our net revenues have increased, we believe that there has been a temporary decrease in new order activity in the defense electronics industry. We believe this slowdown reflects reevaluations of programs within the Department of Defense and changes in priorities.

         Net revenue from optical networking products during 2001 represent sales related to our OmniLynx product line. In August 2001, we sold the OmniLynx product line to Intelect Technologies, Inc.

GROSS PROFIT

         Gross profit from defense electronics increased 107% in the first quarter of 2002 as compared to the first quarter of 2001. The 2002 gross profit is equal to approximately 53% of net revenue from the sale of these products. The increase in gross profit is a result of increased net revenue in 2002 as compared to 2001, higher utilization of fixed production costs, and the sale of products with lower material costs than in prior periods.

         As of December 31, 2000 all assets related to the OmniLynx product line were adjusted to the lower of cost and net realizable value. Accordingly, sales of OmniLynx products during the first quarter of 2001 produced no gross profit.

ENGINEERING AND DEVELOPMENT EXPENSE

         Engineering and development expense decreased 33% to $1,037,000 in the first quarter of 2002 from $1,547,000 in the same period in 2001. Costs by product line are as follows:

                                  Three Months Ended March 31,
                                  ----------------------------
                                     2002              2001
                                  ----------        ----------
                                        ($ Thousands)
Defense electronics               $      774        $      441
Optical networking products              101               397
Other                                    162               709
                                  ----------        ----------
                                  $    1,037        $    1,547
                                  ==========        ==========

         Engineering and development expenses related to defense electronics in the first quarter of 2002 reflect on-going enhancements of our PowerPC based products, including "ruggedized" versions of these products. The reduced expenses related to optical networking products reflect significantly reduced activity on our Aegean project. Unless we are able to secure outside financing for this project, we expect to suspend all activity related to this project. Other engineering and development expenses in the first quarter of 2002 related to our Centauri project. We suspended all activity related to the Centauri project in March 2002. Included in engineering and development expenses during the first quarter of 2002 is approximately $300,000 related to design services provided by Flextronics International, Ltd. These services are provided under the engineering design services agreements we entered into when we sold our engineering design services business in January 2002. Other engineering and development expenses in the first quarter of 2001 include approximately $500,000 of costs related to the engineering organization involved with the OmniLynx product line.

SELLING AND ADMINISTRATIVE EXPENSE

         Selling and administrative expenses decreased $1,612,000, or 57%, in the first quarter of 2002 as compared to the first quarter of 2001. Approximately $1,380,000 of this decrease relates to costs associated with the OmniLynx product line. The remainder of the decrease results primarily from reduced administrative costs.

LITIGATION SETTLEMENT

         In March 2002 we settled our outstanding litigation against Cadence Design Systems, Inc. We received $6,300,000, net of attorney fees, from this settlement.

INTEREST EXPENSE

         Interest expense increased by $100,000 in the first quarter of 2002 as compared to the first three months of 2001 because of increased borrowings.

--------------------------------------------------------------------------------
LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

         As of March 31, 2002, the Company has working capital of $1,009,000, including cash and cash equivalents of $4,183,000. Notes payable amount to $6,700,000 as of March 31, 2002. Of this amount, $100,000 is due on demand, $6,000,000 is due May 31, 2002 and $600,000 is due October 12, 2002. The cash and cash equivalents arose primarily from proceeds from the settlement of litigation and from the disposal of discontinued operations.

OPERATING ACTIVITIES

         Net cash used in operating activities amounted to $2,581,000 during the three months ended March 31, 2002. This amount arose primarily from the operating loss of $1,403,000 and the payment of accounts payable and accrued liabilities totaling $1,716,000. These amounts were offset by the utilization of a prepayment for engineering design services with Flextronics International, Ltd. of $300,000 and by a reduction in inventories of $235,000.

INVESTING ACTIVITIES

         For the three months ended March 31, 2002, investing activities provided cash in the amount of $7,617,000. This amount consists primarily of $6,300,000 from the settlement of litigation and $1,372,000 from the disposal of discontinued operations, net of $288,000 of costs related to these operations. Capital expenditures for the first quarter of 2002 were $55,000 and related primarily to production test equipment.

FINANCING ACTIVITIES

         In the first quarter of 2002 we borrowed $500,000 for general working capital purposes under a demand note. We repaid a total of $1,354,000 in demand notes from the proceeds of the litigation settlement and the disposal of discontinued operations.

LIQUIDITY OUTLOOK

         During 2001 and the first quarter of 2002 we have eliminated significant costs from our operations. Furthermore, net revenues from our defense electronics business increased in the first quarter of 2002 as compared to previous quarters. We generally expect these revenues to continue to increase in 2002. However, due to the nature of our business and the timing of orders and shipments of products, there may be periods during which revenues decline. If revenues from our defense electronics business increase and costs do not increase from the levels we currently anticipate, we expect to generate positive cash flow from operations by about the third quarter of 2002. As a result of the proceeds received from the disposal of discontinued operations and the settlement of litigation we have cash and cash equivalents of $4,183,000 as of March 31, 2002. We expect this to be sufficient to fund our operating activities until we begin to generate positive cash flow from operations.

         However, as of March 31, 2002 we have notes payable of $6,700,000, of which $6,000,000 is due May 31, 2002. We do not expect that our existing cash flow from operations to be adequate to repay this debt when it matures. Therefore, we intend to restructure this debt by either replacing it with other debt instruments, repaying it from the proceeds of issuing new equity or debt securities, or amending the terms of the obligations so that the debt is not due in 2002. While we expect to accomplish this restructuring, we have not yet done so, and there is no assurance that we will before the debt becomes due. If we were to issue equity securities or debt that is convertible into common stock, there could be significant dilution to existing common shareholders.

         If we do not restructure the debt due on May 31, 2002 by that date, it is likely that we will default on those obligations. In that case, the parties that have guaranteed that debt will be obligated to repay those borrowings and we will have demand obligations to those parties in an amount equal to the debt that they repay. In that event, these parties will have collateral rights in most of our accounts receivable and inventory. In addition, they will be our largest creditor and could demand payment at any time. They could therefore be in a position to obtain a judgment against the Company and exert significant influence over our actions.

         Our consolidated financial statements have been prepared on the basis that we are a going concern and do not include any adjustments that might be necessary if this were not the case. These adjustments include changes in the possible future recoverability and classification of assets or the amount and classification of liabilities.

         Our estimate of capital needs is subject to a number of risks and uncertainties that could result in additional capital needs that have not been anticipated. An important aspect of our estimated capital requirements is our ability to generate positive cash flow from operations. This in turn is dependent upon our ability to increase revenues from our defense electronics business, to generate adequate gross profit from those sales and to control other costs and expenses. Our capital needs could increase materially if any of our contingent liabilities are resolved adversely to us. In addition, we could require more working capital if the defense electronics business increases more rapidly than we currently anticipate.

CONTINGENT LIABILITIES

         As discussed in "ITEM 3 - Legal Proceedings" in the Company's Annual Report on Form 10-K, the Company is exposed to certain contingent liabilities which, if resolved adversely to the Company, would adversely affect its liquidity, its results of operations, and/or its financial position.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We have outstanding debt amounting to $6,000,000 that bears interest at a variable interest rate. This interest is based on a widely used reference interest rate known as LIBOR. An increase of 50 basis points in LIBOR would result in an increase in our annual interest expense of $30,000.

         As of March 31, 2002 we have cash and temporary investments of $4,183,000. The majority of this amount is invested in money market funds which pay interest at rates that fluctuate with market conditions. A decrease of 50 basis points in the interest rate which these investments pay would result in a decrease in our annual interest income of approximately $20,000.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         In March 2002, we settled the litigation we had brought against Cadence Design Systems, Inc. ("Cadence"). Under the settlement Cadence paid $9,450,000, of which we retained $6,300,000 after payment of legal fees. (See Current Report of Form 8-K filed March 15, 2002.)

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

         In April 2002 we issued a total of 2,000,000 shares of our common stock in exchange for the return and cancellation of warrants for the purchase of 26,017,308 shares of common stock. In addition, should our common stock trade at a price of $0.75 or more for ten consecutive trading days prior to October 14, 2002, we will issue an additional 3,000,000 shares of common stock. These shares are deemed restricted under federal security laws. We have agreed to register these shares for resale with the SEC.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         A.  Listed below are all Exhibits filed as part of this report.

Exhibit  Description of Exhibit
-------  ----------------------
4.1      Exchange Agreement dated April 11, 2002 between the Company and St.
         James Capital Partners, L.P. and SJMB, L.P.

4.2 Registration Rights Agreement dated April 11, 2002 between the Company and St. James Capital Partners, L.P. and SJMB, L.P.

4.3      Exchange Agreement dated April 11, 2002 between the Company and The
         Coastal Corporation Second Pension Trust

4.4 Registration Rights Agreement dated April 11, 2002 between the Company and The Coastal Corporation Second Pension Trust

         B. The Company has not filed any report on Form 8-K during the period covered by this Report, except as follows:

              Current report on Form 8-K dated January 14, 2002, as amended by Form 8-K/A filed March 25, 2002

              Current report on Form 8-K filed March 15, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        TERAFORCE TECHNOLOGY CORPORATION.
                                  (Registrant)



Date:    May 10, 2002              /s/ ROBERT P. CAPPS
         -------------------       ---------------------------------------------
                                    Robert P. Capps
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)



Date:    May 10, 2002              /s/ HERMAN M. FRIETSCH
         -------------------       ---------------------------------------------
                                    Herman M. Frietsch
                                    Chief Executive Officer and Director
                                    (Principal Executive Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER   DESCRIPTION
-------  -----------
4.1      Exchange Agreement dated April 11, 2002 between the Company and St.
         James Capital Partners, L.P. and SJMB, L.P.

4.2 Registration Rights Agreement dated April 11, 2002 between the Company and St. James Capital Partners, L.P. and SJMB, L.P.

4.3      Exchange Agreement dated April 11, 2002 between the Company and The
         Coastal Corporation Second Pension Trust

4.4 Registration Rights Agreement dated April 11, 2002 between the Company and The Coastal Corporation Second Pension Trust