Form 10-Q
period 2002-06-30
TERAFORCE TECHNOLOGY CORP
filed 2002-08-12
CIK 316672

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              --------------------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

                              ---------------------


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 89,088,850 shares of Common Stock outstanding as of July 22, 2002.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                                    PAGE
                                                                                    ----
PART I             FINANCIAL INFORMATION

ITEM 1             FINANCIAL STATEMENTS

                   Consolidated Condensed Balance Sheets of the Company
                   at June 30, 2002 (unaudited) and December 31, 2001                   2

                   Consolidated Condensed Statements of Operations of the
                   Company (unaudited) for the three months and six months ended
                   June 30, 2002 and 2001
                                                                                        3

                   Consolidated Condensed Statements of Cash Flows of the Company
                   (unaudited) for the six months ended June 30, 2002 and 2001          4

                   Notes to Consolidated Condensed Financial Statements                 5

ITEM 2             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS                                  8

ITEM 3             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK           13

PART II            OTHER INFORMATION

ITEM 6             EXHIBITS AND REPORTS ON FORM 8-K                                     13

                   SIGNATURES                                                           14

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                    (Thousands of dollars, except share data)

                                                                       June 30,         December 31,
                                                                         2002               2001
                                                                     -------------      -------------
                                                                      (unaudited)
                                  Assets
Current assets:
   Cash and cash equivalents                                         $       1,159      $           1
   Temporary cash investments                                                  867                 53
   Accounts receivable net of allowances of $1,598 in 2002
       and $1,691 in 2001                                                    1,426                869
   Receivables from affiliate                                                  799                816
   Inventories                                                               2,690              3,262
   Prepaid services                                                            440                 --
   Net current assets of discontinued operations                                --              2,880
   Prepaid expenses and other current assets                                   503                224
                                                                     -------------      -------------
                           Total current assets                              7,884              8,105

Property and equipment, net                                                    647                638
Investment in affiliate                                                      1,178              1,284
Other assets                                                                   197                169
                                                                     -------------      -------------
                                                                     $       9,906      $      10,196
                                                                     -------------      -------------

              Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
   Notes payable                                                     $       6,700      $       7,554
   Accounts payable                                                            876              1,864
   Accrued liabilities                                                       1,216              2,389
                                                                     -------------      -------------
                           Total current liabilities                         8,792             11,807
                                                                     -------------      -------------

Commitments and contingencies

Stockholders' (deficit) equity:
   Common stock, $.01 par value.  Authorized 200,000,000 shares;
       89,088,850 and 87,088,850 shares issued in 2002 and 2001,
       respectively                                                            891                871
   Additional paid-in capital                                              181,887            181,898
   Accumulated deficit                                                    (180,077)          (182,793)
                                                                     -------------      -------------
                                                                             2,701                (24)
   Less 400,474 shares of common stock in treasury - at cost                (1,587)            (1,587)
                                                                     -------------      -------------
                           Total stockholders' equity (deficit)              1,114             (1,611)
                                                                     -------------      -------------
                                                                     $       9,906      $      10,196
                                                                     =============      =============

See accompanying notes to consolidated condensed financial statements.

                TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 Consolidated Condensed Statements of Operations
                  (Thousands of dollars, except per share data)


                                                       Three Months Ended                Six Months Ended
                                                             June 30,                         June 30,
                                                  ----------------------------      ----------------------------
                                                     2002             2001             2002             2001
                                                  -----------      -----------      -----------      -----------
                                                                           (unaudited)
Net revenues                                      $     1,659      $     1,892      $     3,289      $     4,946
Cost of revenue                                           960            1,953            1,719            5,127
                                                  -----------      -----------      -----------      -----------
     Gross profit (loss)                                  699              (61)           1,570             (181)
                                                  -----------      -----------      -----------      -----------

Expenses:
   Engineering and development                            903            1,210            1,940            2,757
   Selling and administrative                           1,634            2,422            2,871            5,271
                                                  -----------      -----------      -----------      -----------
                                                        2,537            3,632            4,811            8,028
                                                  -----------      -----------      -----------      -----------
     Operating loss                                    (1,838)          (3,693)          (3,241)          (8,209)
                                                  -----------      -----------      -----------      -----------

Other income (expense):
   Litigation settlement                                   --               --            6,300               --
   Share of loss of unconsolidated affiliate             (136)              --             (106)              --
   Interest expense                                       (86)             (15)            (190)             (19)
   Interest income and other                               (7)              (8)             (46)              22
                                                  -----------      -----------      -----------      -----------
                                                         (229)             (23)           5,958                3
                                                  -----------      -----------      -----------      -----------
     Income (loss) from continuing operations          (2,067)          (3,716)           2,717           (8,206)

Loss from discontinued operations                          --             (629)              --           (1,044)
                                                  -----------      -----------      -----------      -----------
   Net income (loss)                              $    (2,067)     $    (4,345)     $     2,717      $    (9,250)
                                                  ===========      ===========      ===========      ===========

Basic and diluted income (loss) per share:
   Continuing operations                          $      (.02)     $      (.04)     $       .03      $      (.10)
   Discontinued operations                                 --             (.01)              --             (.01)
                                                  -----------      -----------      -----------      -----------
     Net income (loss) per share                  $      (.02)     $      (.05)     $       .03      $      (.11)
                                                  ===========      ===========      ===========      ===========
Weighted average number of common shares
   outstanding (thousands) basic and diluted           88,469           86,327           87,583           86,014
                                                  ===========      ===========      ===========      ===========

See accompanying notes to consolidated condensed financial statements.

                TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                             (Thousands of dollars)

                                                                Six Months Ended June 30,
                                                             --------------------------------
                                                                 2002               2001
                                                             -------------      -------------
                                                                        (unaudited)
Cash flows from operating activities:
   Net income (loss)                                         $       2,717      $      (9,250)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
        Litigation settlement                                       (6,300)                --
        Utilization of prepaid services                                560                 --
        Depreciation and amortization                                  113                620
        Share of loss of unconsolidated affiliate                      106                 --
        Other                                                           77                 73
        Changes in operating assets and liabilities:
             Accounts receivable                                      (700)             3,364
             Inventories                                               571             (2,463)
             Assets held for sale                                       --              1,767
             Accounts payable and accrued liabilities               (1,698)            (1,169)
                                                             -------------      -------------
               Net cash used in operating activities                (4,554)            (7,058)
                                                             -------------      -------------

Cash flows from investing activities:
   Proceeds from litigation settlement                               6,300                 --
   Capital expenditures                                               (118)              (258)
   Investment in temporary cash investments                           (867)                --
   Net proceeds from disposal of discontinued operation              1,198                 --
   Other                                                                53                 57
                                                             -------------      -------------
               Net cash provided by (used in) investing
                 activities                                          6,566               (201)
                                                             -------------      -------------

Cash flows from financing activities:
   Proceeds from issuance of notes payable                             500              2,000
   Principal payments on notes payable                              (1,354)                --
                                                             -------------      -------------
               Net cash provided by (used in) financing
                 activities                                           (854)             2,000
                                                             -------------      -------------

Net increase (decrease) in cash and cash equivalents                 1,158             (5,259)
Cash and cash equivalents, beginning of period                           1              5,587
                                                             -------------      -------------
Cash and cash equivalents, end of period                     $       1,159      $         328
                                                             =============      =============

See accompanying notes to consolidated condensed financial statements.

                        TERAFORCE TECHNOLOGY CORPORATION
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)
                                  June 30, 2002


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

         The accompanying consolidated financial statements do not include certain footnotes and financial presentations normally required under accounting principles generally accepted in the United States of America and, therefore, should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K as of December 31, 2001.

         The Company incurred an operating loss in the first six months of 2002 and has incurred significant operating losses in 2001, 2000 and 1999. These losses were funded by proceeds from the issuance of equity securities and notes payable. As of June 30, 2002, notes payable due within one year amounted to $6,700,000. In 2001 and through January 2002, the Company disposed of certain operations and assets and has reduced operating expenses. In addition, second quarter of 2002 revenues from the Company's defense electronics business exceeded those recorded in the first quarter of 2002, have increased in each of the last three years, and are expected to continue to increase in 2002. Accordingly, management expects the Company to generate positive cash flow from operations by the end of 2002. However, there is no assurance that revenues will increase such that the Company will generate positive cash flow from operations. Until that point, the Company expects to generate losses and negative cash flow from operations. Furthermore, should the Company not generate positive cash flow from operations within the expected time frame, additional capital may be required to fund operating losses.

         In January 2002, the Company received cash proceeds of $1,660,000 from the sale of its engineering design services business and in March 2002, received cash proceeds of $6,300,000 from the settlement of litigation. Management believes that these amounts will be sufficient to fund its negative cash flow from operations during 2002; however, management does not believe these amounts will be sufficient to repay all outstanding debt as it is currently scheduled to come due. Therefore, the continued existence of the Company is dependent on the refinancing or restructuring of these obligations.

         The Company believes that it will be able to refinance or restructure the outstanding notes payable due in 2002 and obtain additional capital that may be required through either the issuance of equity securities, the incurrence of new debt or the modification of the terms of the existing notes payable. However, there can be no assurance the Company can accomplish this or that it can do so under acceptable terms. These financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

INVENTORIES

         The components of inventories are as follows:

                                            June 30,               December 31,
                                              2002                     2001
                                         ---------------          ---------------
                                                      ($ Thousands)
        Raw materials                    $         2,105          $         2,615
        Work in progress                             411                      493
        Finished goods                               174                      154
                                         ---------------          ---------------
                                         $         2,690          $         3,262
                                         ===============          ===============

SEGMENTS OF BUSINESS

         Net revenues by business segment:

                                                           Three Months Ended              Six Months Ended
                                                               June 30,                       June 30,
                                                     ---------------------------     ----------------------------
                                                          2002            2001             2002             2001
                                                     -----------     -----------     -----------      -----------
                                                                               ($ Thousands)
        Defense electronics                          $     1,659     $     1,111     $     3,289      $     2,429
        Optical networking equipment                          --             727              --            2,282
        Other                                                 --              54              --              235
                                                     -----------     -----------     -----------      -----------
                                                     $     1,659     $     1,892     $     3,289      $     4,946
                                                     ===========     ===========     ===========      ===========

         Segment-specific margins (gross profit less total engineering and development costs for the segment):

                                                         Three Months Ended               Six Months Ended
                                                               June 30,                       June 30,
                                                     ---------------------------     ----------------------------
                                                        2002            2001             2002             2001
                                                     -----------     -----------     -----------      -----------
                                                                            ($ Thousands)
        Defense electronics                          $       (97)    $      (472)    $         -      $      (493)
        Optical networking equipment                         (94)            212            (195)            (693)
        Other                                                (13)         (1,011)           (175)          (1,752)
                                                     -----------     -----------     -----------      -----------
             Subtotal segment specific                      (204)         (1,271)           (370)          (2,938)
        Selling and administrative expenses               (1,634)         (2,422)         (2,871)          (5,271)
                                                     -----------     -----------     -----------      -----------
             Operating loss                          $    (1,838)    $    (3,693)    $    (3,241)     $    (8,209)
                                                     ===========     ===========     ===========      ===========

         Assets are identifiable only by combined segments as follows:

                                                                    At June 30,             At December 31,
                                                                        2002                     2001
                                                                  --------------            --------------
                                                                               ($ Thousands)
        Defense electronics                                       $        4,146            $        4,052
        Optical networking equipment and other                             2,312                     2,625
        Not allocable to a segment                                         3,448                     3,519
                                                                  --------------            --------------
                   Total                                          $        9,906            $       10,196
                                                                  ==============            ==============

INCOME TAXES

         For the six months ended June 30, 2002, the Company's effective income tax rate differed from the federal statutory rate due to current period tax expense offset by a decrease in the valuation allowance for the same amount. For the six months ended June 30, 2001 the Company's effective income tax rate differed from the federal statutory rate due to taxable losses incurred for which no benefit was provided.

EARNINGS PER SHARE

         Basic and diluted earnings per share are the same for the six months ended June 30, 2002 and 2001 because all potential common shares were anti-dilutive for those periods.

NOTES PAYABLE

         As of June 30, 2002 notes payable includes $6,000,000 related to guaranteed bank credit facilities. These facilities have an original maturity of May 31, 2002; however, the facilities and the underlying guarantee obligations have been amended to extend the maturity to August 27, 2002. The Company is currently negotiating to further extend or refinance these obligations.

COMMITMENTS AND CONTINGENCIES

         The Company has entered into an agreement for the design and manufacture of a "ruggedized" version of its PowerPC products. Ruggedized products are designed to be utilized in harsh environments such as extreme temperature, shock and vibration. Under this agreement, a third party will provide certain design services, testing equipment and will produce initial production quantities of the product. The Company expects that payments under this agreement will approximate $1,000,000 over the next six to nine months. The majority of this amount relates to production quantities of the product that the Company expects to sell to its customers as the product is available from the manufacturer. The Company has provided a $390,000 standby letter of credit to collateralize its obligations under this agreement.

STOCKHOLDERS' EQUITY

         In April 2002, the Company issued 2,000,000 shares of common stock in exchange for the return and cancellation of warrants to purchase a total of 26,017,308 shares of common stock. The warrants had an exercise price of $0.75 per share. Since the common stock was issued in exchange for other equity securities, the transaction was recorded by crediting common stock for the par value of the shares issued with offsetting debit to additional paid-in capital. If the Company's common stock trades at a price of $0.75 or more for ten consecutive trading days prior to October 14, 2002, the Company will be required to issue an additional 3,000,000 shares of common stock.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENT

         This Quarterly Report on Form 10-Q contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In this report, as well as in oral statements made by the Company or Management, statements that are prefaced with the words "may," "will," "expect," "anticipate," "believe," "continue," "estimate," "project," "intend," "designed" and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect the Company's future plans, business strategy, results of operations, financing activities and financial position. These statements are based on the Company's current expectations and estimates as to prospective events and circumstances about which the Company can give no firm assurance. Further, any forward-looking statement speaks only as of the date the statement was made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date the statement was made. Because it is not possible to predict every new factor that may emerge, forward-looking statements should not be relied upon as a prediction of actual future financial condition or results. Examples of types of forward-looking statements include statements on future levels of net revenue, costs and cash flow, new product development, strategic plans and financing. These forward -looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Factors that might cause such a difference include, but are not limited to: general economic conditions in the markets the Company operates in; the ability of the Company to execute its plan in strategic direction; success in the development and market acceptance of new and existing products; dependence on suppliers, third party manufacturers and channels of distribution; customer and product concentration; fluctuations in customer demand; the ability to obtain and maintain access to external sources of capital; the ability to control costs; overall management of the Company's expansion; and other risk factors detailed from time to time in the Company's filings with the Securities and Exchange Commission. The terms "we," "our" and "us" and similar terms refer to the Company and its consolidated subsidiaries, not to any individual or group of individuals.

RESULTS OF OPERATIONS

         Our engineering design services business was sold in January 2002. As of December 31, 2001 this business is accounted for as a discontinued operation in our financial statements. Accordingly, net revenues, cost of revenues and expenses in the accompanying financial statements do not include any amounts related to these operations. The net operating results of this business are reflected as a loss from discontinued operations in the accompanying statements of operations.

COMPARISON OF SECOND QUARTER AND FIRST HALF 2002 TO 2001

         The following table shows the net revenue and gross profit for the Company's products:

                                                    Three Months Ended                 Six Months Ended
                                                          June 30,                          June 30,
                                                -----------------------------      ----------------------------
                                                    2002            2001               2002            2001
                                                ------------     ------------      ------------    ------------
                                                                        ($ Thousands)
        Net revenues:
        Defense electronics                     $      1,659     $      1,111      $      3,289    $      2,429
        Optical networking equipment                      --              727                --           2,282
        Other                                             --               54                --             235
                                                ------------     ------------      ------------    ------------
                                                $      1,659     $      1,892      $      3,289    $      4,946
                                                ------------     ------------      ------------    ------------

        Gross profit (loss):
        Defense electronics                     $        699     $         91      $      1,570    $        511
        Optical networking equipment                      --               --                --              --
        Other                                             --             (152)               --            (692)
                                                ------------     ------------      ------------    ------------
                                                $        699     $        (61)     $      1,570    $       (181)
                                                ------------     ------------      ------------    ------------

NET REVENUES

         Net revenues from defense electronics increased 49% in the second quarter of 2002 and 35% for the first six months of 2002, as compared to the same periods last year. These increases reflect an increasing demand for our products, including our PowerPC based products that we began shipping to customers in the fourth quarter of 2000. The first six months of 2002 also reflects continued sales of our products that are based on Texas Instruments' digital signal processors that we have been shipping to customers since 1997. Although our net revenues have increased, we believe that there has been a temporary decrease in new order activity in the defense electronics industry. We believe this slowdown reflects reevaluations of programs within the Department of Defense and changes in priorities. These factors have, we believe, caused delays in funding for many defense and intelligence gathering programs. We expect our net revenues to continue to increase as our products are selected for additional programs and as production demands increase related to programs for which our products have previously been selected. However, due to the uncertainty as to the award of new programs and the timing of specific orders, we cannot be sure that net revenues will increase sequentially in each quarter. Net revenues could decrease from quarter to quarter.

         Net revenues from optical networking products during 2001 represent sales related to our OmniLynx product line. In August 2001, we sold the OmniLynx product line to Intelect Technologies, Inc.

GROSS PROFIT

         Gross profit from defense electronics increased 668% in the second quarter of 2002 as compared to the second quarter of 2001. For the first six months of 2002, gross profit from defense electronics was 207% greater than the comparable period in 2001. The increase in gross profit is a result of higher utilization of fixed production costs and the sale of products with lower material costs than in prior periods. The gross profit for the first six months of 2002 is equal to approximately 48% of net revenue from the sale of these products.

         As of December 31, 2000, all assets related to the OmniLynx product line were adjusted to the lower of cost and net realizable value. Accordingly, sales of OmniLynx products during 2001 produced no gross profit.

ENGINEERING AND DEVELOPMENT (E&D) EXPENSE

         Engineering and development expense decreased 25% to $903,000 in the second quarter of 2002 from $1,210,000 in the same period in 2001. For the first six months of 2002, these expenses decreased 30% from the comparable period in 2001. Costs by product line are as follows:

                                                       Three Months Ended                 Six Months Ended
                                                            June 30,                          June 30,
                                                   --------------------------        --------------------------
                                                      2002            2001              2002            2001
                                                   ----------      ----------        ----------      ----------
                                                                            ($ Thousands)
         Defense electronics                       $      796      $      563        $    1,570      $    1,004
         Optical networking equipment                      94             296               195             693
         Other                                             13             351               175           1,060
                                                   ----------      ----------        ----------      ----------
         E & D expense                             $      903      $    1,210        $    1,940      $    2,757
                                                   ==========      ==========        ==========      ==========

         Engineering and development expenses related to defense electronics in the second quarter of 2002 and first six months of 2002 reflect on-going enhancements of our PowerPC based products, including "ruggedized" versions of these products, our WingSpan(TM) software environment and other product initiatives. The reduced expenses related to optical networking products reflect significantly reduced activity on our Aegean project. As of July 31, 2002 we have suspended essentially all activity related to this project. Other engineering and development expenses were primarily incurred in the first quarter of 2002 related to our Centauri project. We suspended essentially all activity related to the Centauri project in March 2002. Included in engineering and development expenses during the second quarter and first six months of 2002 are approximately $260,000 and $560,000, respectively, related to design services provided by Flextronics International, Ltd. ("Flextronics"). These services are provided under the engineering design services agreements we entered into when we sold our engineering design services business in January 2002. Other engineering and development expenses in the first six months of 2001 include approximately $657,000 related to the engineering organization involved with the OmniLynx product line. We expect engineering and development expense to decline in the last half of 2002 due to the suspension of activities related to Aegean and Centauri and due to reduced services from Flextronics.

SELLING AND ADMINISTRATIVE EXPENSE

         Selling and administrative expenses decreased $788,000, or 33%, in the second quarter of 2002 as compared to the second quarter of 2001. For the six months ended June 30, 2002, selling and administrative expenses decreased $2,400,000, or 46%, from the same period last year. Approximately $2,130,000 of this decrease for the first six months of 2002 relates to costs associated with the OmniLynx product line. The remainder of the decrease results primarily from reduced headcount and lower professional fees.

LITIGATION SETTLEMENT

         In March 2002, we settled our litigation against Cadence Design Systems, Inc. We received $6,300,000, net of attorney fees, from this settlement.

SHARE OF LOSS OF UNCONSOLIDATED AFFILIATE

         These amounts represent our proportionate share of the losses of Intelect Technologies, Inc. ("ITI") for the second quarter and first six months of 2002. ITI was formed in August 2001, and acquired our OmniLynx product line and related assets at that time. We own 33% of the common stock of ITI.

INTEREST EXPENSE

         Due to increased borrowings in 2002, interest expense increased by $71,000 and $171,000 in the second quarter and first six months of 2002, respectively, as compared to the comparable periods last year.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2002 the Company had cash and temporary investments of $2,026,000 and a working capital deficit of $908,000. Included in current liabilities are $6,700,000 of notes payable. Of the $6,700,000, $100,000 is due on demand and $600,000 is due in October 2002. The balance of $6,000,000 is payable under bank credit agreements that are guaranteed by certain individuals. These facilities had been scheduled to mature on May 31, 2002; however, the maturity has been extended to August 27, 2002. We are currently negotiating with the bank and the individuals that have guaranteed the debt to restructure these obligations. See "Liquidity Outlook" below.

 OPERATING ACTIVITIES

         Net cash used in operating activities amounted to $4,554,000 for the six months ended June 30, 2002. Significant items contributing to the $4,554,000 include the operating loss of $3,241,000 and a net increase in working capital of $1,827,000, offset by utilization of prepaid services from Flextronics amounting to $560,000. The net increase in working capital arose from an increase in accounts receivable of $700,000 and a decrease in accounts payable and accrued liabilities of $1,698,000. These amounts were offset by the utilization of $571,000 in inventory.

INVESTING ACTIVITIES

         For the six months ended June 30, 2002, investing activities provided $6,566,000 in cash flow. This amount consists primarily of $6,300,000 from the settlement of litigation and $1,198,000 from the disposal of discontinued operations, which amount is net of $462,000 of costs related to the operations. The above amounts were offset by $118,000 of capital expenditures, primarily for test equipment, and $867,000 used to acquire temporary cash investments. The temporary cash investments are used to collateralize letters of credit supporting insurance programs and vendor obligations.

FINANCING ACTIVITIES

         In the first quarter of 2002, we borrowed $500,000 for general working capital under a demand note. We repaid a total of $1,354,000 in demand notes from the proceeds of the litigation settlement and the disposal of discontinued operations.

LIQUIDITY OUTLOOK

         As discussed above, we have outstanding debt obligations that we are undertaking to restructure. In addition, we may require additional working capital for the operation of our business. We have had a series of discussions and negotiations with our bank lender, the individuals guaranteeing that debt and other parties that could be a source of capital for us. Based on these discussions and negotiations, we expect to restructure our debt obligations and to raise additional working capital in a series of transactions. We expect to sell common stock to certain of the parties with whom we have had discussions. A portion of the proceeds from the sale of this common stock may be used to repay amounts due under our bank credit facilities and to relieve a portion of the guarantees that collateralize those facilities. We expect to retain the balance of these proceeds for use as working capital in our business. We cannot be sure as to the amount of the proceeds from the sale of the common stock, the price per share at which we will sell the stock, the amount by which we will reduce our bank facilities or the amount of additional working capital that will be available, if any. The issuance of the common stock could result in significant dilution to existing common shareholders.

         We believe that upon a reduction of our bank credit facilities with the proceeds from the sale of common stock, the credit facilities would be amended and extended and that these amended facilities would be collateralized by guarantees provided by others. We cannot be sure of the terms of such amended facilities. We do, however, expect to meet the repayment terms of amended facilities with the proceeds of subsequent sales of equity or from cash flow provided by operations.

         While we expect to complete the transactions described above, there is no assurance that we will be able to do so. We do not have binding commitments from any party to enter into these transactions or as to the terms of the transactions. The failure to reach a binding agreement with any one of the parties could impair our ability to reach agreement with other parties involved.

         If we do not restructure our debt obligations, or if we subsequently default on the terms of the restructured obligations, the parties that have guaranteed these facilities will be obligated to repay those borrowings. In that case, we will have demand obligations to those parties equal to the debt that they repay. In that event, these parties will have collateral rights in most of our accounts receivable and inventory. In addition, they will be our largest creditor and could demand payment at any time. They could therefore be in a position to obtain a judgment against the Company and exert influence over our actions.

         Our consolidated financial statements have been prepared on the basis of a going concern and do not include any adjustments that might be necessary if we were not a going concern. These adjustments include changes in the possible future recoverability and classification of assets or the amount and classification of liabilities.

         Our estimates of capital and liquidity needs are subject to a number of risks and uncertainties that could result in additional capital needs that have not been anticipated. An important aspect of our estimated capital and liquidity requirements is our ability to generate positive cash flow from operations. We believe the primary factor in generating positive cash flow from operations is increased net revenue from our defense electronics business. We have increased revenues from these operations each of the last three quarters; however, there is no assurance that we will be able to continue to do so. Other factors contributing to our ability to generate positive operating cash flow include generating adequate gross profit on net revenues and controlling other costs and expenses. Our capital needs could increase materially if any of our contingent liabilities are resolved adversely to us. In addition, we could require more working capital if our defense electronics business increases more rapidly than we currently anticipate.

CONTINGENT LIABILITIES

         As discussed in "ITEM 3 - Legal Proceedings" in the Company's Annual Report on Form 10-K for 2001, the Company is exposed to certain contingent liabilities which, if resolved adversely to the Company, would adversely affect its liquidity, its results of operations, and/or its financial position.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We have outstanding debt that bears interest at a variable interest rate amounting to $6,000,000 as of June 30, 2002. This interest is based on a widely used reference interest rate known as LIBOR. For example, an increase of 50 basis points in LIBOR would result in an increase in our annual interest expense of $30,000.

         As of June 30, 2002, we have cash and temporary investments of $2,026,000. The majority of this amount is invested in money market funds that pay interest at rates that fluctuate with market conditions. For example, a decrease of 50 basis points in the interest rate which these investments pay would result in a decrease in our annual interest income of approximately $10,000.


                           PART II - OTHER INFORMATION


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


                        TERAFORCE TECHNOLOGY CORPORATION
                                  (Registrant)




   Date:  August 12, 2002        By:  /s/ ROBERT P. CAPPS
                                    --------------------------------------------
                                    Robert P. Capps
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)




   Date:  August 12, 2002        By:  /s/ HERMAN M. FRIETSCH
                                    --------------------------------------------
                                    Herman M. Frietsch
                                    Chairman of the Board and Chief Executive
                                      Officer (Principal Executive Officer)