Form 10-Q
period 2002-09-30
TERAFORCE TECHNOLOGY CORP
filed 2002-11-14
CIK 316672

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

                              ---------------------


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

There were 95,338,850 shares of Common Stock outstanding as of October 31, 2002.

================================================================================

                TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                            PAGE
PART I     FINANCIAL INFORMATION

ITEM 1     FINANCIAL STATEMENTS

           Consolidated Condensed Balance Sheets of the Company
           at September 30, 2002 (unaudited) and December 31, 2001            2

           Consolidated Condensed Statements of Operations of the
           Company (unaudited) for the three months and nine months
           ended September 30, 2002 and 2001
                                                                              3

           Consolidated Condensed Statements of Cash Flows of the
           Company (unaudited) for the nine months ended September 30,
           2002 and 2001                                                      4

           Notes to Consolidated Condensed Financial Statements               5

ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                               10

ITEM 3     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        15

ITEM 4     CONTROLS AND PROCEDURES                                           16

PART II    OTHER INFORMATION

ITEM 1     LEGAL PROCEEDINGS                                                 16

ITEM 2     CHANGES IN SECURITIES AND USE OF PROCEEDS                         17

ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K                                  18

           SIGNATURES                                                        19

           CERTIFICATIONS                                                    20

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                    (Thousands of dollars, except share data)

                                                                      SEPTEMBER 30,   DECEMBER 31,
                                                                           2002           2001
                                                                      -------------   ------------
                                                                       (UNAUDITED)
                                  Assets
                                  ------
Current assets:
   Cash and cash equivalents                                          $       5        $       1
   Temporary cash investments                                               662               53
   Accounts receivable net of allowances of $1,658 in 2002
       and $1,691 in 2001                                                   578              869
   Receivables from affiliate                                               779              816
   Inventories                                                            2,693            3,262
   Prepaid services                                                         321                -
   Net current assets of discontinued operations                              -            2,880
   Prepaid expenses and other current assets                                764              224
                                                                      ---------        ---------
                           Total current assets                           5,802            8,105

Property and equipment, net                                                 623              638
Investment in affiliate                                                     884            1,284
Other assets                                                                281              169
                                                                      ---------        ---------
                                                                      $   7,590        $  10,196
                                                                      =========        =========

              Liabilities and Stockholders' Equity (Deficit)
              ----------------------------------------------
Current liabilities:
   Notes payable                                                      $   3,800        $   7,554
   Accounts payable                                                       1,114            1,864
   Accrued liabilities                                                    1,435            2,389
                                                                      ---------        ---------
                           Total current liabilities                      6,349           11,807
                                                                      ---------        ---------

Long-term notes payable                                                   2,900                -

Other long-term liabilities                                               1,200                -

Stockholders' (deficit) equity:
   Common stock, $.01 par value.  Authorized 200,000,000 shares;
       89,922,184 and 87,088,850 shares issued in 2002 and 2001,
       respectively                                                         899              871
   Additional paid-in capital                                           181,979          181,898
   Accumulated deficit                                                 (184,150)        (182,793)
                                                                      ---------        ---------
                                                                         (1,272)             (24)
   Less 400,474 shares of common stock in treasury - at cost             (1,587)          (1,587)
                                                                      ---------        ---------
                          Total stockholders' equity (deficit)           (2,859)          (1,611)
                                                                      ---------        ---------
                                                                      $   7,590        $  10,196
                                                                      =========        =========


See accompanying notes to consolidated condensed financial statements.

                TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 Consolidated Condensed Statements of Operations
                  (Thousands of dollars, except per share data)


                                                            THREE MONTHS ENDED               NINE MONTHS ENDED
                                                              SEPTEMBER 30,                    SEPTEMBER 30,
                                                         ------------------------       ---------------------------
                                                           2002             2001          2002              2001
                                                         --------         -------       --------          --------
                                                                                  (UNAUDITED)
Net revenues                                              $   718         $   925        $ 4,007           $  5,871
Cost of revenue                                               625           1,510          2,344              6,637
                                                          -------         -------        -------           --------
     Gross profit (loss)                                       93            (585)         1,663               (766)
                                                          -------         -------        -------           --------

Expenses:
   Engineering and development                                546           1,276          2,486              4,033
   Selling and administrative                               1,743           2,099          4,614              7,370
   Costs related to sale of assets                              -           1,570              -              1,570
                                                          -------         -------        -------           --------
                                                            2,289           4,945          7,100             12,973
                                                          -------         -------        -------           --------
     Operating loss                                        (2,196)         (5,530)        (5,437)           (13,739)
                                                          -------         -------        -------           --------

Other income (expense):
   Litigation settlement                                        -               -          6,300                  -
   Share of loss of unconsolidated affiliate                 (295)              -           (401)                 -
   Interest expense                                          (125)            (69)          (315)               (88)
   Interest income and other                                   62             (31)            16                 (9)
                                                          -------         -------        -------           --------
                                                             (358)           (100)         5,600                (97)
                                                          -------         -------        -------           --------
     Income (loss) from continuing operations              (2,554)         (5,630)           163            (13,836)

Loss from discontinued operations                          (1,520)         (1,117)        (1,520)            (2,161)
                                                          -------         -------        -------           --------
   Net loss                                               $(4,074)        $(6,747)       $(1,357)          $(15,997)
                                                          =======         =======        =======           ========

Basic and diluted loss per share:
   Continuing operations                                  $  (.03)        $  (.06)       $     -           $   (.16)
   Discontinued operations                                   (.02)           (.02)          (.02)              (.03)
                                                          -------         -------        -------           --------
     Net loss per share                                   $  (.05)        $  (.08)       $  (.02)          $   (.19)
                                                          =======         =======        =======           ========
Weighted average number of common shares
   outstanding (thousands) basic and diluted               88,725          86,689         87,968             86,242
                                                          =======         =======        =======           ========

See accompanying notes to consolidated condensed financial statements.

                TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                             (Thousands of dollars)

                                                                                      NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                   -----------------------
                                                                                     2002            2001
                                                                                   --------       --------
                                                                                         (UNAUDITED)
Cash flows from operating activities:
   Net loss                                                                        $(1,357)       $(15,997)
   Adjustments to reconcile net loss to net cash used in operating activities:
        Litigation settlement                                                       (6,300)              -
        Utilization of prepaid services                                                679               -
        Depreciation and amortization                                                  177             973
        Share of loss of unconsolidated affiliate                                      401               -
        Other                                                                          927             944
        Changes in operating assets and liabilities:
             Accounts receivable                                                        29           3,630
             Inventories                                                               569          (1,777)
             Assets held for sale                                                        -           2,643
             Accounts payable and accrued liabilities                               (1,241)         (1,300)
                                                                                   -------        --------
               Net cash used in operating activities                                (6,116)        (10,884)
                                                                                   -------        --------

Cash flows from investing activities:
   Proceeds from litigation settlement                                               6,300               -
   Capital expenditures                                                               (154)           (321)
   Investment in temporary cash investments                                           (609)              -
   Net proceeds from disposal of discontinued operation                              1,337               -
   Proceeds from sale of assets                                                          -           2,250
   Investment in joint venture                                                           -          (1,250)
   Other                                                                                 -              57
                                                                                   -------        --------
               Net cash provided by investing activities                             6,874             736
                                                                                   -------        --------

Cash flows from financing activities:
   Proceeds from issuance of notes payable                                             500           4,750
   Principal payments on notes payable                                              (1,354)              -
   Proceeds from issuance of common stock                                              100               -
                                                                                   -------        --------
               Net cash provided by (used in) financing activities                    (754)          4,750
                                                                                   -------        --------

Net increase (decrease) in cash and cash equivalents                                     4          (5,398)
Cash and cash equivalents, beginning of period                                           1           5,587
                                                                                   -------        --------
Cash and cash equivalents, end of period                                           $     5        $    189
                                                                                   =======        ========

See accompanying notes to consolidated condensed financial statements.

                        TERAFORCE TECHNOLOGY CORPORATION
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)
                               September 30, 2002


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

         The Company incurred an operating loss in the first nine months of 2002 and has incurred significant operating losses in 2001, 2000 and 1999. These losses were funded by proceeds from the issuance of equity securities and notes payable and the proceeds from the settlement of litigation. As of September 30, 2002, notes payable due within one year amounted to $3,800,000. In 2001 and through January 2002, the Company disposed of certain operations and assets and has reduced operating expenses. In addition, for the first nine months of 2002 revenues from the Company's defense electronics business exceeded those recorded for the first nine months of 2001, have increased in each of the last three years, and are expected to continue to increase. Accordingly, management expects the Company to generate positive cash flow from operations in the near future. However, there is no assurance that revenues will increase such that the Company will generate positive cash flow from operations. Until that point, the Company expects to generate losses and negative cash flow from operations. Furthermore, should the Company not generate positive cash flow from operations within the expected time frame, additional capital may be required to fund operating losses.

         In January 2002, the Company received cash proceeds of $1,660,000 from the sale of its engineering design services business and in March 2002, received cash proceeds of $6,300,000 from the settlement of litigation. In September, October and November of 2002 the Company reduced and restructured its outstanding debt and raised additional working capital from the sale of common stock in a series of private placements.

         In October 2002, the Company reduced amounts outstanding under its bank facilities by $2,000,000 with proceeds from the sale of common stock. After this reduction the Company's outstanding debt obligations amounted to approximately $4,700,000. In October 2002, $2,500,000 of these remaining obligations was amended such that $2,500,000 matures on March 26, 2004, with quarterly reductions of $450,000 beginning December 31, 2002. The Company believes it has reached an agreement in principle, subject to definitive documentation, to extend the maturity of approximately $2,200,000 of remaining debt to September 2003.
         Subsequent to September 30, 2002 and through October 31, 2002 the Company has raised approximately $750,000 from the sale of common stock and expects to sell additional common stock.

                        TERAFORCE TECHNOLOGY CORPORATION
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)
                         September 30, 2002 (continued)


         The Company believes that these amounts and other potential sales of common stock will be sufficient to fund its expected operating losses. The Company further believes that its restructured debt obligations can be satisfied with cash flow generated from operations or from the issuance of other debt or equity securities. However, there can be no assurance the Company can accomplish this or that it can do so under acceptable terms. These financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

INVENTORIES

         The components of inventories are as follows:

                                               SEPTEMBER 30,   DECEMBER 31,
                                                   2002            2001
                                               -------------   ------------
                                                      ($ THOUSANDS)
Raw materials                                     $2,076          $2,615
Work in progress                                     330             493
Finished goods                                       287             154
                                                  ------          ------
                                                  $2,693          $3,262
                                                  ======          ======

SEGMENTS OF BUSINESS

         Net revenues by business segment:

                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                         SEPTEMBER 30,         SEPTEMBER 30,
                                      ------------------     -----------------
                                       2002        2001       2002       2001
                                      ------      ------     ------     ------
                                                   ($ THOUSANDS)
Defense electronics                    $718        $814      $4,007     $3,243
Optical networking equipment              -          86           -      2,368
Other                                     -          25           -        260
                                       ----        ----      ------     ------
                                       $718        $925      $4,007     $5,871
                                       ====        ====      ======     ======

         Segment-specific margins (gross profit less total engineering and development costs for the segment):

                                       THREE MONTHS ENDED    NINE MONTHS ENDED
                                          SEPTEMBER 30,        SEPTEMBER 30,
                                       ------------------   --------------------
                                         2002      2001       2002       2001
                                       --------  --------   --------   ---------
                                                   ($ THOUSANDS)
Defense electronics                    $  (557)  $(1,205)   $  (557)   $ (1,698)
Optical networking equipment               107      (386)       (88)     (1,079)
Other                                       (3)     (270)      (178)     (2,022)
                                       -------   -------    -------    --------
     Subtotal segment specific            (453)   (1,861)      (823)     (4,799)
Selling and administrative expenses     (1,743)   (3,669)    (4,614)     (8,940)
                                       -------   -------    -------    --------
     Operating loss                    $(2,196)  $(5,530)   $(5,437)   $(13,739)
                                       =======   =======    =======    ========

                        TERAFORCE TECHNOLOGY CORPORATION
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)
                         September 30, 2002 (continued)


         Assets are identifiable only by combined segments as follows:

                                             AT SEPTEMBER 30,   AT DECEMBER 31,
                                                   2002               2001
                                             ----------------   ---------------
                                                       ($ THOUSANDS)
Defense electronics                               $3,728           $ 4,052
Optical networking equipment and other             1,896             2,625
Not allocable to a segment                         1,966             3,519
                                                  ------           -------
           Total                                  $7,590           $10,196
                                                  ======           =======

INCOME TAXES

         For the nine months ended September 30, 2002 and 2001 the Company's effective income tax rate differed from the federal statutory rate due to taxable losses incurred for which no benefit was provided.

EARNINGS PER SHARE

         Basic and diluted earnings per share are the same for the nine months ended September 30, 2002 and 2001 because all potential common shares were anti-dilutive for those periods.

NOTES PAYABLE

         In October 2002, the Company amended its $4,500,000 Business Loan Agreement with Bank One, NA ("Bank One") dated June 1, 2001, as amended. Amounts outstanding under the facility were reduced by $2,000,000 with the proceeds from the sale of common stock (See Stockholders' Equity) and the facility was amended. Under the loan agreement, the Company may borrow up to $2,700,000 on a revolving basis. The amount available for borrowing is reduced by $450,000 per quarter beginning December 31, 2002. All amounts outstanding under the facility are due on March 26, 2004. The amended facility is secured by a non-revocable letter of credit provided by a private investor.

         The Company believes it has reached an agreement in principle regarding its $1,500,000 Loan Agreement with Bank One dated October 12, 2001, as amended. Under the agreement the facility will be amended to provide for a maturity of September 15, 2003, secured by the unconditional guarantee of the private investor that provides the security for the Company's amended $2,700,000 credit facility with Bank One. The Company also has outstanding $600,000 in notes payable in favor of this same private investor and believes it has reached an agreement in principle, subject to definitive documentation, to replace these notes with a note payable with a maturity of September 15, 2003. The Company expects to issue the private investor certain warrants as compensation for the credit support provided (See Stockholders' Equity).

COMMITMENTS AND CONTINGENCIES

         The Company is contingently liable for certain potential liabilities related to discontinued operations. Specifically, under a stock purchase agreement dated October 3, 1995, the Company

                        TERAFORCE TECHNOLOGY CORPORATION
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)
                         September 30, 2002 (continued)


agreed to indemnify Savage Sports Corporation ("Savage Sports"), the purchaser of Savage Arms, Inc. (a manufacturer of firearms), for certain product liability, environmental clean-up costs and other contractual obligations, including certain successor liability claims. One of the liabilities assumed involves a firearms product liability lawsuit filed in Alaska Superior Court (the "Taylor Litigation"). A defendant in the Taylor Litigation, Western Auto Supply Co. ("Western Auto") settled the suit for $5,000,000. Western Auto assigned its indemnification claims against Savage Arms, Inc. to its insurance carriers who in turn asserted claims against Savage Arms, Inc. for the amount of the settlement plus attorney's fees, interest and related costs. In August 2002 Savage Arms, Inc. entered into a Confidential Settlement Agreement and Release with the insurance carriers related to these claims.

         In October 2002 the Company and Savage Sports reached agreement in principle regarding the Company's indemnification regarding this and any other related matters. Pursuant to this agreement the Company will pay to Savage Sports a total of $1,575,000 over a four year period, with $375,000 payable through October 31, 2003. Under the settlement arrangement, Savage Sports will fund the cost of insurance programs that are expected to respond to any other such claims that may arise. The Company is aware of no such claims and Savage Sports has advised the Company that they are aware of no additional claims. As a result of the agreement in principle with Savage Sports the Company has recorded a charge of $1,520,000 related to this matter in the three months ended September 30, 2002.

         The Company has entered into an agreement for the design and manufacture of a "ruggedized" version of its PowerPC products. Ruggedized products are designed to be utilized in harsh environments such as extreme temperature, shock and vibration. Under this agreement, a third party will provide certain design services, testing equipment and will produce initial production quantities of the product. The Company expects that payments by the Company under this agreement will approximate $700,000 over the next six to nine months. The majority of this amount relates to production quantities of the product that the Company expects to sell to its customers as the product is available from the manufacturer. The Company has provided a $185,000 standby letter of credit to collateralize its obligations under this agreement.

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

         In October 2002, the Company issued 16,666,668 shares of common stock to two private investors for an aggregate of $2,000,000 in cash. These two private investors had previously provided letters of credit that secured a portion of the Company's $4,500,000 Business Loan Agreement with Bank One. The proceeds from the sale of this common stock were used to repay amounts outstanding under this loan agreement. In addition, the Company issued to these investors warrants for the purchase of 400,000 shares of common stock at $0.12 per share, exercisable until September 30, 2005. Other warrants, previously issued to these investors, for the purchase of 780,000 shares of common stock were amended to provide for an exercise price of $0.12 per share.

                        TERAFORCE TECHNOLOGY CORPORATION
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)
                         September 30, 2002 (concluded)


         In September 2002, the Company issued 833,334 shares of common stock to a private investor for $100,000 in cash. Subsequent to September 30, 2002, the Company has issued a total of 5,416,666 shares of common stock for $650,000 in cash in a series of transactions with private investors. Proceeds from the sale of this common stock have been used for working capital.

         In connection with the completed and expected restructuring of its debt obligations and in consideration for the debt support provided by the private investor (See Notes Payable), the Company expects to issue warrants for the purchase of 960,000 shares of common stock at a price of $0.12 per share to the private investor. These warrants are exercisable until October 31, 2004. In addition, the Company expects to amend warrants for the purchase of 1,830,000 shares of common stock, previously issued to this investor, to provide for an exercise price of $0.12 per share.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENT

         This Quarterly Report on Form 10-Q contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In this report, as well as in oral statements made by the Company or Management, statements that are prefaced with the words "may," "will," "expect," "anticipate," "believe," "continue," "estimate," "project," "intend," "designed" and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect the Company's future plans, business strategy, results of operations, financing activities and financial position. These statements are based on the Company's current expectations and estimates as to prospective events and circumstances about which the Company can give no firm assurance. Further, any forward-looking statement speaks only as of the date the statement was made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date the statement was made. Because it is not possible to predict every new factor that may emerge, forward-looking statements should not be relied upon as a prediction of actual future financial condition or results. Examples of types of forward-looking statements include statements on future levels of net revenue, costs and cash flow, new product development, strategic plans and financing. These forward -looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Factors that might cause such a difference include, but are not limited to: general economic conditions in the markets the Company operates in; success in the development and market acceptance of new and existing products; dependence on suppliers, third party manufacturers and channels of distribution; customer and product concentration; fluctuations in customer demand; governmental regulations and controls; the ability to obtain and maintain access to external sources of capital; the ability to control costs; overall management of the Company's expansion; and other risk factors detailed from time to time in the Company's filings with the Securities and Exchange Commission. The terms "we," "our" and "us" and similar terms refer to the Company and its consolidated subsidiaries, not to any individual or group of individuals.

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

--------------------------------------------------------------------------------
COMPARISON OF THIRD QUARTER AND NINE MONTHS 2002 TO 2001
--------------------------------------------------------------------------------

         The following table shows the net revenue and gross profit for the Company's products:

                                   THREE MONTHS ENDED     NINE MONTHS ENDED
                                     SEPTEMBER 30,          SEPTEMBER 30,
                                   ------------------     -----------------
                                   2002          2001      2002       2001
                                   ----         -----     ------     ------
                                               ($ THOUSANDS)
Net revenues:
Defense electronics                $718         $ 814     $4,007     $3,243
Optical networking equipment          -            86          -      2,368
Other                                 -            25          -        260
                                   ----         -----     ------     ------
                                   $718         $ 925     $4,007     $5,871
                                   ====         =====     ======     ======

Gross profit (loss):
Defense electronics                $ 93         $(547)    $1,663     $  (36)
Optical networking equipment          -             -          -          -
Other                                 -           (38)         -       (730)
                                   ----         -----     ------     ------
                                   $ 93         $(585)    $1,663     $ (766)
                                   ====         =====     ======     ======

NET REVENUES

         Net revenues from defense electronics decreased 12% in the third quarter of 2002 and increased 24% for the first nine months of 2002, as compared to the same periods last year. The year-to-date increase reflects an increasing demand for our products, including our PowerPC based products that we began shipping to customers in the fourth quarter of 2000. The first nine months of 2002 also reflects continued sales of our products that are based on Texas Instruments' digital signal processors that we have been shipping to customers since 1997. While net revenues have generally trended to increase over the past several periods, the Company did experience a decline in net revenues in the third quarter of 2002 as compared to the second quarter of 2002 and the third quarter of 2001. We believe this is attributable to delays in certain programs moving into full production phases and to delays in funding for many defense and intelligence gathering programs. We expect our net revenues generally to increase as our products are selected for additional programs and as production demands increase related to programs for which our products have previously been selected. However, due to the uncertainty as to the award of new programs and the timing of specific orders, we cannot be sure that net revenues will increase sequentially in each quarter. Net revenues could decrease from quarter to quarter.

         Net revenues from optical networking products during 2001 represent sales related to our OmniLynx product line. In August 2001, we sold the OmniLynx product line to Intelect Technologies, Inc.

GROSS PROFIT

         Gross profit from defense electronics increased in the third quarter of 2002 as compared to the third quarter of 2001, despite the lower net revenues. For the first nine months of 2002, gross profit from defense electronics also increased as compared to the same period in 2001. The increase in gross profit is a result of higher utilization of fixed production costs and the sale of products with lower material costs than in prior periods. Gross profit in the three and nine months ended September 30,

2002 was reduced by approximately $87,000 and $117,000, respectively, due to the revaluation of component inventories to the lower of cost or net realizable value.

         As of December 31, 2000, all assets related to the OmniLynx product line were adjusted to the lower of cost and net realizable value. Accordingly, sales of OmniLynx products during 2001 produced no gross profit.

ENGINEERING AND DEVELOPMENT (E&D) EXPENSE

         Engineering and development expense decreased 57% to $546,000 in the third quarter of 2002 from $1,276,000 in the same period in 2001. For the first nine months of 2002, these expenses decreased 38% from the comparable period in 2001. Costs by product line are as follows:

                                       THREE MONTHS ENDED    NINE MONTHS ENDED
                                          SEPTEMBER 30,        SEPTEMBER 30,
                                       ------------------    -----------------
                                         2002       2001      2002       2001
                                       -------     ------    ------     ------
                                                    ($ THOUSANDS)
Defense electronics                     $ 650      $  658    $2,220     $1,662
Optical networking equipment             (107)        385        88      1,078
Other                                       3         233       178      1,293
                                        -----      ------    ------     ------
E & D expense                           $ 546      $1,276    $2,486     $4,033
                                        =====      ======    ======     ======

         Engineering and development expenses related to defense electronics in the third quarter of 2002 and first nine months of 2002 reflect on-going enhancements of our PowerPC based products, including "ruggedized" versions of these products, our WingSpan(TM) software environment and other product initiatives. The reduced expenses related to optical networking products reflect the recoupment of certain third party costs related to our Aegean project. As of July 31, 2002 we suspended essentially all activity related to this project. Other engineering and development expenses were primarily incurred in the first quarter of 2002 related to our Centauri project. We suspended essentially all activity related to the Centauri project in March 2002. Engineering and development expenses during the third quarter and first nine months of 2002 include approximately $119,000 and $679,000, respectively, of non-cash costs related to design services provided by Flextronics International, Ltd. ("Flextronics"). These services are provided under the engineering design services agreements we entered into when we sold our engineering design services business in January 2002. Other engineering and development expenses in the first nine months of 2001 include approximately $657,000 related to the engineering organization involved with the OmniLynx product line.

SELLING AND ADMINISTRATIVE EXPENSE

         Selling and administrative expenses decreased $356,000, or 17%, in the third quarter of 2002 as compared to the third quarter of 2001. For the nine months ended September 30, 2002, selling and administrative expenses decreased $2,756,000, or 37%, from the same period last year. Approximately $2,490,000 of this decrease for the first nine months of 2002 relates to costs associated with the OmniLynx product line. The balance of the reduction relates primarily to reduced headcount.

LITIGATION SETTLEMENT

         In March 2002, we settled our litigation against Cadence Design Systems, Inc. We received $6,300,000, net of attorney fees, from this settlement.

SHARE OF LOSS OF UNCONSOLIDATED AFFILIATE

         These amounts represent our proportionate share of the losses of Intelect Technologies, Inc. ("ITI") for the third quarter and first nine months of 2002. ITI was formed in August 2001, and acquired our OmniLynx product line and related assets at that time. We own 33% of the common stock of ITI.

INTEREST EXPENSE

         Due to increased borrowings in 2002, interest expense increased by $56,000 and $227,000 in the third quarter and first nine months of 2002, respectively, as compared to the comparable periods last year.

LOSS FROM DISCONTINUED OPERATIONS

         In the third quarter of 2002 we recorded a charge of $1,520,000 resulting from the settlement of our indemnity obligations to Savage Sports Corporation. (See Part II - Other Information - Item 1- Legal Proceedings) Our operations that were the subject of this matter have previously been accounted for as discontinued operations.

--------------------------------------------------------------------------------
LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

         As of September 30, 2002 the Company had cash and temporary investments of $667,000 and a working capital deficit of $547,000. Subsequent to September 30, 2002 we reduced and restructured our funded debt as follows:

          o Our $4,500,000 credit facility with Bank One was reduced by $2,000,000 with the proceeds from the sale of common stock.

          o The $4,500,000 credit facility with Bank One was amended to provide for total borrowings of $2,700,000, a final maturity of March 26, 2004 and provide for quarterly reductions of $450,000 in the amount available for borrowing, beginning December 31, 2002. This facility is secured by an irrevocable letter of credit provided by a private investor.

          o We expect to amend our $1,500,000 credit facility with Bank One to provide for a maturity of September 15, 2003. This facility is secured by the unconditional guarantee of the private investor mentioned above.

          o We expect to amend notes payable totaling $600,000 in favor of the above private investor to provide for a maturity of September 15, 2003.

          o The amendments to the credit facilities will not provide us significant new borrowing capacity.

         The amendments of the $1,500,000 Bank One facility and the $600,000 in notes payable are subject to the completion of definitive documentation. In September and October, 2002 we have issued a total of 6,250,000 shares of common stock in a series of private placements. Net proceeds to us from these transactions total $750,000. We also are engaged in other discussions regarding the possible sale of additional shares of common stock. We expect that any proceeds from these transactions will be used for working capital, to meet the scheduled reductions in our debt obligations or to reduce the debt obligations prior to their maturity.

OPERATING ACTIVITIES

         Net cash used in operating activities amounted to $6,116,000 for the nine months ended September 30, 2002. Significant items contributing to the $6,116,000 include the operating loss of $5,437,000 and a net increase in working capital of $643,000, offset by utilization of prepaid services from Flextronics amounting to $679,000. The net increase in working capital arose primarily from a decrease in accounts payable and accrued liabilities of $1,241,000, offset by the utilization of $569,000 in inventory.

INVESTING ACTIVITIES

         For the nine months ended September 30, 2002, investing activities provided $6,874,000 in cash flow. This amount consists primarily of $6,300,000 from the settlement of litigation and $1,337,000 from the disposal of discontinued operations, which amount is net of $462,000 of costs related to the operations. The above amounts were offset by $154,000 of capital expenditures, primarily for test equipment, and $609,000 used to acquire temporary cash investments. The temporary cash investments are used to collateralize letters of credit supporting insurance programs and vendor obligations.

FINANCING ACTIVITIES

         In the first quarter of 2002, we borrowed $500,000 for general working capital under a demand note. We repaid a total of $1,354,000 in demand notes from the proceeds of the litigation settlement and the disposal of discontinued operations.

LIQUIDITY OUTLOOK

         As discussed above we have recently reduced our debt obligations and have restructured, or expect to restructure, the remaining obligations to extend their maturity. We also have completed a series of private placements of common stock and expect to complete additional private placements. We expect the proceeds from these transactions, and potentially other similar transactions, will be sufficient to provide the working capital we expect to need until such time as we produce cash flow from operations. We also expect the proceeds from these transactions and cash flow generated by our operations in the future to meet the scheduled reduction in our debt obligations. We cannot be sure that the pending debt restructuring transactions will be completed as expected or as to the amounts of the proceeds from the future sales of common stock, if any, or the price per share at which we will sell the stock. The issuance of common stock could result in significant dilution to existing common shareholders.

         We may also consider the sale of additional debt or equity securities to financial or strategic investors. Possible use of proceeds from such transactions might include general working capital, expanded or accelerated product development and marketing and reduction of our debt obligations.

         If we are unable to meet the scheduled reductions and maturities of our debt obligations, we may be forced to further restructure these obligations. Such restructuring could involve the issuance of additional equity securities which could result in further dilution to existing shareholders. If we do not meet the scheduled reductions or maturities of our debt obligations, we will default on those obligations and the party that has guaranteed them will be obligated to repay those borrowings. In that case, we will have demand obligations to that party equal to the debt repaid. In that event, the party will have collateral rights in most of our accounts receivable and inventory. In addition, that party will be our largest creditor and could demand payment at any time. Accordingly, this party could be in a position to obtain a judgment against the Company and exert influence over our actions.

         Our consolidated financial statements have been prepared on the basis of a going concern and do not include any adjustments that might be necessary if we were not a going concern. These adjustments include changes in the possible future recoverability and classification of assets or the amount and classification of liabilities.

         Our estimates of capital and liquidity needs are subject to a number of risks and uncertainties that could result in additional capital needs that have not been anticipated. An important aspect of our estimated capital and liquidity requirements is our ability to generate positive cash flow from operations. We believe the primary factor in generating positive cash flow from operations is increased net revenue from our defense electronics business. We have increased revenues from these operations over the past year; however, there is no assurance that we will be able to continue to do so. Other factors contributing to our ability to generate positive operating cash flow include generating adequate gross profit on net revenues and controlling other costs and expenses. Our capital needs could increase materially if any of our contingent liabilities are resolved adversely to us. In addition, we could require more working capital if our defense electronics business increases more rapidly than we currently anticipate.

         As discussed above, in the accompanying financial statements and in our Annual Report on Form 10-K for 2001, we are obligated under various contracts and commercial commitments. The following table summarizes these obligations:

                                    PERIOD IN WHICH PAYMENTS DUE (IN THOUSANDS)
                                    -------------------------------------------
                                          12 MONTHS ENDED SEPTEMBER 30:
                                    -------------------------------------------
NATURE OF OBLIGATION                 2003         2004         2005        2006
-------------------------           ------       ------        ----        ----
Notes payable                       $3,800       $2,900        $  -        $  -
Operating leases                       491          354         156           -
Purchase commitments                   700            -           -           -
Settlement payments                    590          475         575         150
                                    ------       ------        ----        ----
Total                               $5,581       $3,729        $731        $150
                                    ======       ======        ====        ====


CONTINGENT LIABILITIES

         As discussed in "ITEM 3 - Legal Proceedings" in the Company's Annual Report on Form 10-K for 2001 and in the accompanying financial statements, the Company is exposed to certain contingent liabilities which, if resolved adversely to the Company, would adversely affect its liquidity, its results of operations, and/or its financial position.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We have outstanding debt that bears interest at a variable interest rate amounting to $4,000,000 as of September 30, 2002. This interest is based on a widely used reference interest rate known as LIBOR. For example, an increase of 50 basis points in LIBOR would result in an increase in our annual interest expense of $20,000.

         As of September 30, 2002, we have cash and temporary investments of $660,000. The majority of this amount is invested in money market funds that pay interest at rates that fluctuate with market conditions. For example, a decrease of 50 basis points in the interest rate which these investments pay would result in a decrease in our annual interest income of approximately $3,000.

ITEM 4 - CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         The term "disclosure controls and procedures" is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days before the filing of this quarterly report, and they have concluded that as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

CHANGES IN INTERNAL CONTROLS

         We maintain a system of internal controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. There were no significant changes to our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation by our Chief Executive Officer and our Chief Financial Officer, including any corrective actions with regard to significant deficiencies and material weaknesses.


                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

SAVAGE SPORTS SETTLEMENT

         The Company is contingently liable for certain potential liabilities related to discontinued operations. Specifically, under a stock purchase agreement dated October 3, 1995, the Company agreed to indemnify Savage Sports Corporation ("Savage Sports"), the purchaser of Savage Arms, Inc. (a manufacturer of firearms), for certain product liability, environmental clean-up costs and other contractual obligations, including certain successor liability claims. One of the liabilities assumed involves a firearms product liability lawsuit filed in Alaska Superior Court (the "Taylor Litigation"). A defendant in the Taylor Litigation, Western Auto Supply Co. ("Western Auto") settled the suit for $5,000,000. Western Auto assigned its indemnification claims against Savage Arms, Inc. to its insurance carriers who in turn asserted claims against Savage Arms, Inc. for the amount of the settlement plus attorney's fees, interest and related costs. In August 2002 Savage Arms, Inc. entered into a Confidential Settlement Agreement and Release with the insurance carriers related to these claims.

         In October 2002 the Company and Savage Sports reached agreement in principle regarding the Company's indemnification regarding this and any other related matters. Pursuant to this agreement the Company will pay to Savage Sports a total of $1,575,000 over a four year period, with $375,000 payable through October 31, 2003. Under the settlement arrangement, Savage Sports has agreed to fund the cost of insurance programs that are expected to respond to any other such claims that may arise in the future. The Company is aware of no such claims, and Savage Sports has advised the Company that they are aware of no additional claims. As a result of the agreement in principle with Savage Sports, the Company has recorded a charge of $1,520,000 related to this matter in the third quarter of 2002.

SCI ACTION

         In July 2002, the Company's wholly-owned subsidiary, DNA Enterprises, Inc. ("DNA") filed suit against SCI Technology, Inc. and SCI Systems, Inc. (collectively "SCI") for breach of contract and fraudulent inducement. The suit alleges that SCI has failed to pay DNA royalties related to a Licensing Agreement involving the joint development of certain circuit card assembly ("CCA") boards. The suit is currently pending in United States District Court for the Northern District of Texas. In August 2002, SCI filed a counter claim against DNA alleging breach of contract, fraudulent inducement and negligent misrepresentation. The Company believes that the counter claims by SCI are without basis and intends to vigorously pursue this matter. Discovery has commenced and a trial date has been preliminarily set for June 16, 2003.

SHAREHOLDER CLASS ACTION

         A shareholder class action lawsuit was filed in the U. S. District Court for the Northern District of Texas in November 1999 on behalf of all persons and entities who purchased the Company's common stock during the period between February 24, 1998 and November 17, 1998. The named defendants include the Company and certain former and present officers and directors of the Company. The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making false and misleading statements concerning the Company's reported financial results during the period, primarily relating to revenue recognition, asset impairment and capitalization issues. The plaintiffs seek monetary damages, interest, costs and expenses. In March 2001, our motion to dismiss the case was denied. Since that date discovery has been proceeding and is essentially completed. The plaintiffs' motion for class certification and our opposition to that motion are currently pending before the court. The court has set a preliminary trial date of April 7, 2003. We believe the case is without merit and intend to defend the case vigorously in all respects.

         United Pacific Insurance Company, an affiliate of Reliance Insurance Company ("Reliance"), the insurance carrier which provides the primary $2 million of insurance coverage for this matter, has been ordered liquidated by the insurance commissioner of the State of Pennsylvania. At this time we are unable to determine what amounts, if any, may be available under this insurance coverage. We expect that it will be a matter of two years or more before it can be determined if any amounts can be recovered from Reliance. We have insurance coverage for up to $8 million in claims in excess of the initial $2 million. Through September 30, 2002 we have incurred approximately $1.2 million in costs related to this matter, of which we have been reimbursed $300,000 by the Texas Property and Casualty Insurance Guarantee Association.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

         See Current Report on Form 8-K dated October 3, 2002, as amended.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         A. Listed below are all Exhibits filed as part of this report.

            None

         B. The Company has not filed any report on Form 8-K during the period covered by this Report, except as follows:

                  Current report on Form 8-K dated August 12, 2002 reporting the filing of a certification of certain officers pursuant to "Item 9 - Regulation FD Disclosure" and the filing of an exhibit pursuant to "Item 7 - Financial Statements and Exhibits"

                  Current report on Form 8-K dated October 3, 2002, as amended on Form 8-K/A filed November 12, 2002

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        TERAFORCE TECHNOLOGY CORPORATION
                                  (Registrant)



Date:  November 14, 2002      By:        /s/ ROBERT P. CAPPS
      --------------------        --------------------------------
                              Robert P. Capps
                              Chief Financial Officer
                              (Principal Financial and Accounting Officer)




Date:  November 14, 2002      By:       /s/ HERMAN M. FRIETSCH
      --------------------        --------------------------------
                              Herman M. Frietsch
                              Chairman of the Board and Chief Executive Officer
                              (Principal Executive Officer)

                                 CERTIFICATIONS

I, Herman M. Frietsch certify that:

1. I have reviewed this quarterly report on Form 10-Q of TeraForce Technology Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                                    /s/ HERMAN M. FRIETSCH
                                                   -------------------------
                                                   Herman M. Frietsch
                                                   Chief Executive Officer

I, Robert P. Capps certify that:

1. I have reviewed this quarterly report on Form 10-Q of TeraForce Technology Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


                                                     /s/ ROBERT P. CAPPS
                                                   -------------------------
                                                   Robert P. Capps
                                                   Chief Financial Officer