Form 10-K
period 2002-12-31
TERAFORCE TECHNOLOGY CORP
filed 2003-04-15
CIK 316672

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              --------------------

                                   FORM 10 - K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 2002

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
                                (Title of Class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                          ------  -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]


Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Securities and Exchange Act of 1934). Yes    No X
                                                                   -----  ------
The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $19,872,133 as of June 28, 2002 (based upon the average of the highest bid and lowest asked prices on such date as reported on the OTC Bulletin Board). All directors, officers and 5% or greater shareholders are presumed to be affiliates for purposes of this calculation.

There were 118,422,183 shares of Common Stock outstanding as of March 31, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                TABLE OF CONTENTS

                  Section                                                             Page Number
                  -------                                                             -----------
ITEM 1 -          Business                                                                 3

ITEM 2 -          Properties                                                              16

ITEM 3 -          Legal Proceedings                                                       16

ITEM 4 -          Submission of Matters to a Vote of Security Holders                     17

ITEM 5 -          Markets for Registrant's Common Equity and Related
                  Stockholder Matters                                                     18

ITEM 6 -          Selected Financial Data                                                 19

ITEM 7 -          Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                               20

ITEM 7A -         Quantitative and Qualitative Disclosures About Market Risk              29

ITEM 8 -          Financial Statements and Supplementary Data                             30

ITEM 9 -          Changes in and Disagreements With Accountants on
                  Accounting and Financial Disclosure                                     56

ITEM 10 -         Directors and Executive Management of the Registrant                    56

ITEM 11 -         Executive Compensation                                                  57

ITEM 12 -         Security Ownership of Certain Beneficial Owners and Management          62

ITEM 13 -         Certain Relationships and Related Transactions                          64

ITEM 14 -         Controls and Procedures                                                 65

ITEM 15 -         Exhibits, Financial Statement Schedules and Reports on Form 8-K         65

                                     PART I

ITEM 1 - BUSINESS

FORWARD-LOOKING STATEMENT

         The statements in this Annual Report on Form 10K of TeraForce Technology Corporation (the "Company") regarding future financial and operating performance and results, and other statements that are not historical facts, are forward-looking statements, as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use the words "may," "expect," "anticipate," "believe," "continue," "estimate," "project," "intend," "designed" or other similar expressions to identify forward-looking statements. You should read statements that contain such words carefully because they discuss future expectations, contain projections of results of operations or of our financial condition, and/or state other "forward-looking" information. These statements also involve risks and uncertainties, including, but not limited to:

o events, conditions and financial trends that may affect the Company's future plans and business strategy,

o        results of expectations and estimates as to prospective events, and

o        circumstances about which the Company can give no firm assurance.

         Examples of types of forward-looking statements include statements on future levels of net revenue and cash flow, new product development, strategic plans and financing. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Factors that might cause a difference include, but are not limited to:

o        general economic conditions in the markets the Company operates in;

o success in the development and market acceptance of new and existing products;

o dependence on suppliers, third party manufacturers and channels of distribution;

o        customer and product concentration;

o        fluctuations in customer demand;

o the ability to obtain and maintain access to external sources of capital;

o        the ability to control costs;

o        overall management of the Company's expansion; and

o other risk factors detailed from time to time in the Company's filings with the Securities and Exchange Commission.

         We believe it is important to communicate our expectations of future performance to our investors. However, events may occur in the future that we are unable to accurately predict, or that we cannot control. Any forward-looking statement speaks only as of the date the statement was made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date the statement was made. Because it is not possible to predict every new factor that may emerge, forward-looking statements should not be relied upon as a prediction of actual future financial condition or results. When considering our forward-looking statements, keep in mind the risk factors and other cautionary statements in this Annual Report on Form 10-K. The risk factors noted in this section and other factors noted throughout this prospectus provide examples of risks, uncertainties and events that may cause our actual results to differ materially from those contained in any forward-looking statement. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those forward-looking statements included in this Annual Report on Form 10-K. The terms "we," "our" and "us" and similar terms refer to the Company and its consolidated subsidiaries, not to any individual or group of individuals.

OVERVIEW

         TeraForce Technology Corporation, through its wholly-owned subsidiary, DNA Computing Solutions, Inc. ("DNA-CS"), designs, develops, produces and sells high-density, high-capacity embedded computing platforms and systems. Embedded computing generally refers to the physical integration of computing nodes (microprocessor and memory) into a host system or application. These nodes are often deployed in arrays. Embedded computing platforms and systems are widely applied in a number of industries including communications, medical imaging, seismic processing, industrial control and defense electronics. Although we have sold these products into a number of these industries, our primary focus is in defense electronics; therefore, we refer to this as our Defense Electronics Business. Prior to 2001 this business was referred to as the digital signal processor ("DSP") business. In 2002, all of our net revenues related to the defense electronics business.

         Prior to 2002, we were also involved in providing design engineering services through a wholly-owned subsidiary, DNA Enterprises, Inc. ("DNA"), and in designing and producing telecommunications equipment through other wholly-owned subsidiaries. (See Item 1- Business- Prior Operations.)

PRODUCTS

         Embedded computing products, such as ours, are used for applications in which there is a need for high-density and high-capacity computing, especially in environments where limiting space, weight and power consumption are important considerations. Examples of defense and intelligence gathering applications that utilize embedded computing products include the following:

    o        Airborne radar                         o        Ground based radar

    o        Signal intelligence                    o        Image processing

    o        Unmanned aerial vehicles (UAV's)       o        Smart munitions

    o        Automated fire control                 o        Battlefield control

    o        Airborne surveillance                  o        Satellite communications

    o        Electronic countermeasures             o        Infrared search and tracking

    o        Ship based radar                       o        Ship based sonar

    o        Submarine based sonar                  o        Missile interception


    Our products are organized in the following broad categories:

         DSP Products - DSP products consist of single-board computers utilizing digital signal processors produced by Texas Instruments Inc. These products are produced in versions with one, two or four digital signal processors per board. The boards include both VME and PCI versions, which are industry standard terms and describe the manner in which electronic systems interconnect.

         PowerPC Single Board Computers - PowerPC Single Board Computers products are VME single board computers with one, two or four processors per board. The microprocessors used in these products are the Motorola PowerPC(C) line of reduced instruction set or "RISC" processors. We also sell "ruggedized" versions of these products. "Ruggedized" products have been mechanically modified to withstand harsh operating environments such as temperature, shock and vibration.

         Embedded Sub-Systems - Embedded Sub-Systems are products that comprise an entire element of a larger system. These elements may include a number of single board computers, deployed in arrays, as well as other system components and enclosures. We have developed a new product that we call Eagle to be used as an element in embedded sub-systems. Eagle is based on the Company's Matched Heterogeneous Array Topology ("MHAT") technology. We anticipate that the Eagle product will be available to customers in 2003.

         WingSpan(TM) Software Suite - WingSpan is "midware" that we provide with our products in order to enhance functionality and to facilitate the customer's development process. WingSpan is a suite of software that includes
(a) a board support package to facilitate testing and integration into the operating system, (b) a library of commonly used algorithms that have been optimized for our products and (c) tools to facilitate the development of application software or the porting of existing software to our products. We do not sell WingSpan separately from our hardware products. We do not supply the application software to be utilized on our products. The application software is generally designed to operate under certain commercially available operating systems, most often VX Works or Linux. Our products are generally offered in versions that will support either of these two operating systems, as well as certain others.

         As of March 31, 2003, our backlog of orders for defense electronic products amounted to approximately $3,200,000, as compared to approximately $500,000 at March 31, 2002. Included in backlog are orders for products for which we have received a purchase order or similar commitment from the customer. Generally, purchase orders are received for products that are to ship within a relatively short period of time, usually 60 days or less. Of the backlog at March 31, 2003, approximately $1,000,000 is not expected to ship during 2003 due to the customer's required delivery schedule. We consider the backlog to be an indicator, but not the sole predictor, of future revenue. A variety of conditions, both specific to the individual customer and generally affecting the customer's industry, may cause our customers to cancel, reduce or delay orders that were previously made or anticipated. We cannot assure the timely replacement of canceled, delayed or reduced orders. Significant or numerous cancellations, reductions or delays in orders by a customer or group of customers could materially adversely affect our business, financial condition and results of operations. Our backlog alone should not be relied upon as indicative of our revenues for any future period.

MARKETS AND CUSTOMERS

         Our customers are generally large prime defense contractors and subcontractors to the prime defense contractors. We also sell directly to governmental agencies and to value added resellers who combine our products with other system components for re-sale to the prime or subcontractors. Certain of our DSP products are sold through an OEM arrangement with a reseller. Sales to this reseller amounted to approximately 37% of consolidated net revenues for the year ended December 31, 2002.

         Our sales and marketing activities are directed by in-house sales managers and we utilize a network of manufacturer's representatives in the United States. Most international sales prospects are handled through a U.K. based value added reseller. International sales have not been material to date.

         The selection by a customer of our products for use in a particular system or program is referred to as a "design win." The sales cycle leading to a design win will often take a long time. We will usually provide a customer with a demonstration unit that they may evaluate and test. After the evaluation period ends, the customer will either return the unit or purchase it. If the potential customer determines that the initial evaluation is satisfactory, the customer will often purchase a limited number of units to use in the design, development and testing of the customer's larger system.

         Even after a customer has elected to purchase our product, the customer will not usually purchase a significant number of units immediately. Although the production phase of a particular program may last several years and ultimately involve a significant number of units, the customer will usually only purchase the units it will need for a short period of time. At this stage, there are still a number of factors that will determine whether the customer purchases a significant number of products, and when these products are purchased. These factors include:

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

         Sales are typically not made under long-term contracts, but instead are made under purchase orders.

         Historically, products similar to ours were often developed internally by the large defense contractors. However, beginning about eight years ago the Department of Defense implemented a program to force the contractors to utilize commercial off the shelf ("COTS") components wherever possible. This has fueled the growth in the Company's markets, and we anticipate that the growth will continue. We expect the growth in the COTS market to continue as legacy systems that were developed years ago are upgraded or replaced with systems with significant COTS content.

COMPETITION

         The market for our products is highly competitive and is characterized by rapidly changing technology and frequent product performance improvements. The market for our products in the defense electronics market is characterized by a number of competitors. These include Mercury Computer Systems, Inc., Radstone Technology, PLC, CSPI Multi Computer Division of CSP Inc., and DY4 Systems, a Force Computer business unit. Our competitors also include in-house design teams of large defense contractors. However, competition from in-house design teams has diminished in recent years because of the increased use of COTS products and the trend toward greater use of outsourcing. Despite this recent change, there can be no assurance that in house developments will not return as a major competitive force in the future. Increased use of in-house design teams by defense contractors may have a material adverse effect on our business, financial condition and results of operations.

         All of the large defense contractors and majority of our other competitors, have substantially greater research and development resources, guaranteed long term supply capacity, marketing and financial resources, manufacturing capability and customer support organizations than we have. We believe our future ability to compete effectively will partially depend upon our ability to continue to improve product and process technologies, to develop new technologies that demonstrate performance advantages over our competitors, to adapt products and processes to changes in technology, to identify and adopt emerging industry standards and to adapt to our customer needs.

         Most of our competitors have greater financial and other resources than we have. We may be operating at a cost disadvantage compared to those manufacturers who have greater direct buying power from component suppliers or who have lower cost structures. There can be no assurance that we will be able to compete successfully in the future with any of these competitors. In addition, there can be no assurance that competitive pressures will not result in price erosion, reduced margins, loss of market share or other factors that could have a material adverse effect on our business, financial condition and results of operations.

MANUFACTURING

         We use third party electronic manufacturing service ("EMS") providers to manufacture our products. Generally, we will acquire the components necessary for the manufacture of the product and provide the components to the EMS provider for assembly and initial testing. Completed units are normally then delivered to our facility in Richardson, Texas for final testing and shipment. Recently, we have shifted more of the product testing to the EMS providers. We expect to rely more on the EMS provider for product testing. We expect that moving the initial product testing to the EMS provider will allow us to use our existing operations infrastructure to produce higher sales volumes. We also expect that as production volumes increase and can be more accurately predicted, the EMS providers will also buy many of the components required for our products, which will allow us to use our resources in other ways.

         We usually use a particular EMS provider for a specific product family. A number of EMS providers are capable of producing our products; however, switching from one provider to another involves significant costs and risks related to product quality and timing.

         Components are usually available from multiple sources. However, items such as processors and memory chips may be available from limited or sole sources. Historically, we have had to order some components a significant time in advance of the date we plan to use the components. Sometimes components may be discontinued by the manufacturer, requiring us to acquire a substantial supply or to alter our product design. These design changes can result in the obsolescence of other components in our inventory.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

         We believe we have a substantial base of intellectual property, including software and hardware. We believe that factors such as technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition, and reliable product manufacturing are essential to establishing and maintaining a technology leadership position.

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

         Although we are not aware that our products infringe on the proprietary rights of third parties, there can be no assurance that others will not assert claims of infringement in the future or that, if made, such claims will not be successful. We may seek to obtain a license under a third party's intellectual property rights. There can be no assurance that a license will be available under reasonable terms or that a license will be available at all.

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

         We currently hold 11 United States patents relating to telecommunications and computing technology and have 18 currently pending patents relating to telecommunications and computing technology. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. Patent positions frequently are uncertain and involve complex and evolving legal and factual questions. The coverage sought in a patent application may be denied or significantly reduced before or after the patent is issued. There can be no assurance that:

         o any patents from pending patent applications or from any future patent application will be issued,

         o the scope of any patent protection will exclude competitors or provide competitive advantages to us,

         o any of our patents will be held valid if subsequently challenged, or

         o others will not claim rights in or ownership of the patents and other proprietary rights held by us.

         Because patent applications are confidential until patents are issued in the United States or corresponding applications are published in other countries, and because publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain that we were the first to make the inventions covered by each of our pending patent applications or that we were the first to file patent applications for such inventions. In addition, there can be no assurance that competitors, many of which have substantial resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets.

EMPLOYEES

         As of March 31, 2003 we had 48 full-time employees, of which fifteen were engaged in engineering and development, 11 were engaged in sales, marketing, and customer support, 11 were engaged in manufacturing operations, and 11 were engaged in administration and finance. None of our employees are represented by a labor organization. We have experienced no material work stoppages and believe we have a good relationship with our employees.

PRIOR OPERATIONS

         Our name was changed to TeraForce Technology Corporation on January 30, 2001, upon approval by its stockholders, from Intelect Communications, Inc. The Company was incorporated in Delaware on May 23, 1995. Its predecessor, Intelect Communications Systems Limited ("Intelect (Bermuda)") was incorporated under the laws of Bermuda in April 1980 and operated under the name Coastal International, Ltd. until September 1985 and as Challenger International Ltd. until December 1995. On December 4, 1997, the shareholders of Intelect (Bermuda) approved a merger proposal that reincorporated Intelect (Bermuda) to Delaware and resulted in Intelect (Bermuda) becoming a publicly traded corporation. The merger was effected on December 4, 1997.

Engineering Design Services

         Our engineering design services business was conducted through DNA. a 20-year old engineering design services organization located in Richardson, Texas that we acquired in 1996. Over its history DNA provided high-end engineering design services to both established companies and start-up organizations, primarily related to the telecommunications industry. During the course of 2001, DNA experienced a significant decline in the demand for its services. This was caused by the continued down-turn and uncertainty in the telecommunications business and the financing difficulties experienced by many start-up organizations. We determined that there was no longer adequate justification to continue to fund the costs associated with maintaining the DNA organization in light of the uncertainty in future demand for its services. Therefore, as of December 31, 2001 we commenced a plan to dispose of this business and on January 11, 2002 sold substantially all of the assets related to the design services business to Flextronics International, Ltd. ("Flextronics"). The operations related to the engineering design services business are treated as discontinued operations in the accompanying consolidated financial statements. (See Note 4 of the Notes to Consolidated Financial Statements - included in Item 8 - "Financial Statements and Supplementary Data.")

         Effective with the sale of substantially all the assets of DNA to Flextronics we no longer provide contract engineering design services. These services had been provided on a time and material basis and the customer retained all rights to the developed intellectual property.

         A variety of clients utilized our engineering design services, ranging from start-up ventures seeking to launch new products to large multi-national corporations looking to access key know-how for extending current product lines or introducing new products and services. The products we developed for these clients ranged from compact circuit boards to multi-board systems. We marketed our services directly to prospects worldwide. Principal customers for our services included board manufacturers, telecommunications equipment vendors, semiconductor suppliers, and communications service providers. During 2001, three customers accounted for 65% of net revenue from engineering design services.

Telecommunications Equipment

         Prior to 2001, a major focus of our business was the development, design, production and sale of optical networking equipment for application in telecommunication networks. We had specifically focused on our OmniLynx product line. The business related to OmniLynx, and predecessor products SonetLynx(C) and FibreTrax(C), was conducted through a wholly-owned subsidiary, Intelect Network Technologies Company ("INT"). During 2000, opportunities in the telecommunications market began to decline dramatically. As a result of this, we determined that the long-term strategic value of the OmniLynx product line was not as promising as the Company's other businesses and implemented a plan to materially curtail the operations of INT and to sell INT or substantially all of the assets related to the OmniLynx product line. In February 2001, a potential sale of the OmniLynx business to a company in the United Kingdom did not materialize, and we terminated the majority of the employees of INT. In August 2001, we completed a sale of the OmniLynx product line and substantially all of the related assets to a newly formed entity, Intelect Technologies, Inc. ("ITI"). ITI is a corporation initially owned 67% by Singapore Technology Electronics, Ltd. ("STE") and 33% by the Company. In February, 2003 STE made an additional investment in ITI increasing its ownership to approximately 78% and decreasing our ownership to approximately 22%. ITI is continuing with the active production and sale of the OmniLynx product line, primarily for use in purpose-built network applications such as highway systems, rail systems, airport communication systems and pipeline networks. We have minority board of director representation in ITI and have no involvement in day-to-day operations. We account for its investment in ITI using the equity method of accounting. (See
Note 5 of the Notes to Consolidated Financial Statements - included in Item 8 - "Financial Statements and Supplementary Data.")

         During 2001, we continued development activities on a new generation of optical networking equipment through another wholly-owned subsidiary, Aegean Networks, Incorporated ("Aegean"). We funded all development activities, but had sought strategic investors to provide funding in order to allow full-scale development. We had received indications of interest from a number of potential strategic investors, but the uncertainties surrounding the recovery of markets for telecommunications equipment and other economic factors resulted in no firm commitments to provide funding for Aegean. In the fourth quarter 2001 we curtailed development activities related to Aegean and in the second quarter of 2002 ceased all development activity related to Aegean.

         During 2001, we launched development activities related to a line of products to provide high-density, telecommunications-grade solutions to the Internet server and storage markets. These activities were conducted through a wholly-owned subsidiary, Centauri NetSystems Corporation ("Centauri"). Economic and industry conditions made obtaining third party financing for this project difficult and in March, 2002 we suspended all development activity related to the Centauri project.

         See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of research and development expenditures over the past three years. See Note 16 of the Notes to Consolidated Financial Statements - included in Item 8 - "Financial Statements and Supplementary Data."- for information regarding revenue and profits by segment and geographic region.

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

         o        delays in testing by customers;

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

         Current economic conditions have made it more difficult to make reliable estimates of future revenues. Fluctuations in our revenue can lead to greater fluctuations in our operating profits. In addition, we expect to incur significant research and development expenses as we develop products to serve our markets, all of which are subject to rapidly changing technology, frequent product performance improvements and evolving industry standards. The ability to deliver superior technological performance on a timely and cost effective basis is a critical factor in securing design wins for future generations of defense electronics systems. Significant research and development spending by the Company does not ensure that our products will be designed into a customer's system. Because future production orders are usually contingent upon securing a design win, our operating results may fluctuate due to either obtaining or failing to obtain design wins for significant customer systems.

         We Have Incurred Significant Losses in the Past and Are Not Currently Profitable.

         We are not currently profitable. In 2002, 2001 and 2000 we have incurred net losses of $4,350,000, $21,549,00 and, $29,572,000, respectively.
These losses have been funded from borrowings under credit facilities and sales of common stock. It is not certain when we will become profitable. The ability to become profitable will depend, in part, on our ability to increase net revenue from sales of defense electronics products. Because of this we have experienced a lack of liquidity from time to time, and therefore have not paid our obligations in a timely manner in some cases. This in turn has impacted our ability to operate our business. If our need for capital exceeds available resources, there can be no assurance that additional capital will be available through public or private equity or debt financing.

         Debt Service Obligations May Adversely Affect Our Cash Flow and We May Be Unable to Repay the Debt On Time.

         We have approximately $4,900,000 of debt outstanding. Of this amount, approximately $4,000,000 is due by December 31, 2003. It is unlikely that we will be able to generate sufficient cash flow from operations to repay all of this debt when it comes due. While we intend to restructure or refinance this debt, there is no assurance that we will be able to do so in a timely manner. Even if we are able to refinance or restructure this debt, we may still be subject to substantial interest and principal repayment obligations.

         Our Auditors Have Expressed Doubt as to Our Ability to Continue as a Going Concern.

         Our independent certified public accountants have added an explanatory paragraph to their audit opinion issued in connection with our consolidated financial statements. The opinion states that our ability to continue as a going concern is uncertain due to the amount of debt that is due in 2003, the uncertainty of refinancing or restructuring the debt and our history of operating losses. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These adjustments might include changes in the possible future recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

         We May Not Be Able to Successfully Complete Development and Achieve Customer Acceptance of New Defense Electronics Products.

         We must continually enhance our products. Certain enhancements to our products are in the development phase and are not yet ready for commercial manufacturing or deployment. The successful development and deployment of these products is subject to substantial risk. The development of these products, from laboratory prototype to customer trial, and subsequently to general availability, involves a number of steps including the following:

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

         Each of these steps in turn presents serious risks of failure, rework or delay. Any one of these setbacks could decrease the speed and scope of product introduction and marketplace acceptance of the product. In addition, unexpected intellectual property disputes, failure of critical design elements, and other setbacks may delay or even prevent the introduction of these products. A lack of working capital may also negatively impact our ability to enhance our products in a timely manner.

         Additionally, the markets for our new products may be undeveloped. The commercial acceptance of these types of products is uncertain. We cannot assure you that our sales and marketing efforts for these products will be successful.

         We are a Party to Lawsuits and May Be Subject to Other Contingent Liabilities.

         We are a named party in a lawsuit and may be subject to significant other contingent liabilities. Defending these matters may require a substantial amount of our resources, and any judgments may materially affect our financial condition and results of operations. For more information see" Item 3 - Legal Proceedings."

         Our Failure to Quickly Adopt to Rapidly Changing Competitive and Economic Conditions Could Have a Material Adverse Effect on Our Business and Results of Operations.

         We operate in a rapidly changing and competitive and economic environment. Our future success will depend, in part, on our ability to enhance our current products and to develop new products on a timely and cost-effective basis that respond to technological developments and changing customer needs. The markets for sophisticated technology are constantly undergoing rapid competitive and economic changes. The full scope and nature of these changes are difficult to predict. The defense electronics market, in particular, demands constant technological improvements as a means of gaining military advantage. We believe that technological change will continue to attract new entrants to our market. Industry consolidation among competitors may increase their financial resources, which may allow our competitors to reduce their prices. This would require us to reduce the prices of our products or risk losing market share.

         We Have a Limited Customer Base.

         We are dependent on a small number of customers for a large portion of our revenues. In fiscal 2002, three customers accounted for 65% of our revenues. Customers in the defense electronics market purchase our products in connection with government programs that may have limited duration, leading to fluctuating sales to any particular customer in the defense electronics market from year to year. A significant decrease in our sales to any of our major customers, or the loss of any of our major customers, would have a material adverse effect on our business, financial condition and results of operations. In addition, our revenues are largely dependent upon the ability of our customers to develop and sell products and systems that incorporate our products. There is no assurance that our customers will not experience financial or other difficulties that could adversely affect our operations and, in turn, our results of operations.

         We May Not Be Successful if We Do Not Attract New Customers.

         Our future success will depend on our attracting additional customers. The growth of our customer base could be adversely affected by:

         o customer unwillingness to implement our defense electronics technology;

         o any delays or difficulties that we may incur in completing the development, introduction and production manufacturing of our planned products or product enhancements;

         o        new product introductions by our competitors;

         o        any failure of our products to perform as expected;

         o any difficulty we may incur in meeting customers' delivery, installation or performance requirements; or

         o        customer concerns over our financial condition.

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

         We depend on a limited number of suppliers for components of our products, as well as for equipment used to design and test our products. Certain components used in our products are only available from a single source or limited number of vendors. Some of the sole source and limited source vendors are companies who, from time to time, allocate parts to equipment manufacturers due to market demand for components and equipment. Many of our competitors are much larger and may be able to obtain priority allocations from these shared vendors, thereby limiting or making our sources of supply unreliable for these components. Any delay in component availability for any of our products could result in delays in deployment of these products and in our ability to recognize revenues. Suppliers may be concerned regarding our financial condition and therefore may be unwilling to sell components to us, or to grant trade credit to us.

         If we are unable to obtain a sufficient supply of components from alternative sources, reduced supplies and higher prices of components will significantly limit our ability to meet scheduled product deliveries to customers. A delay in receiving certain components or the inability to receive certain components could harm our customer relationships and our results of operations.

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

         Our defense electronics products are manufactured by a limited number of third-party manufacturers. If we were required to find alternative third-party manufacturers, we may be forced to incur significant costs and risks. There is no assurance that the alternative manufacturers could produce our products with quality or costs comparable to the existing manufacturers. In addition, the transfer of the manufacturing process to an alternative provider could result in significant delays that could cause us to miss deadlines imposed by our customers.

         Defense Electronics Products Business Is Subject to Special Risks.

         We expect that the majority of our net revenues in the future will come from the sale of our defense electronics products. We supply products to sub-contractors and prime contractors whose ultimate customer is often an agency of the United States government. Reductions in government spending on programs that incorporate our products could have a material adverse effect on our business, financial condition and results of operations. The contracts with the United States government are subject to special risks including the following: delays or cancellations of funding for programs; ability of the government to unilaterally cancel the contract; reduction or modification as a result of budgetary restraints or political changes; and other factors not under the control of us or the prime contractor.

         The Failure to Develop and Introduce New Products That Meet Changing Customer Requirements and Address Technological Advances Would Limit Our Ability to Sell Our Products and Services.

         New product development often requires long-term forecasting of market trends, and development and implementation of new technologies. If we fail or are late to respond to new technological developments, market acceptance of our products may be significantly reduced or delayed. The markets we participate in are characterized by rapidly changing technology, evolving industry standards, changes in end user requirements, and frequent new product introductions and enhancements. The introduction of products embodying new technologies or the emergence of new industry standards can render our existing products obsolete or unmarketable. There can be no assurance that we will be able to develop and introduce new products ahead of our competitors, or that our products will not be rendered obsolete.

         We May Not Be Able to Secure an Adequate Number of Design Wins.

         Before buying our products, a customer will evaluate our products, and those of our competitors, as a part of designing a larger system. When a product is selected by a customer to be utilized in its system we refer to it as a "design win." The design-win process is typically lengthy and expensive, and there can be no assurance that we will be able to continue to meet the product specifications of our customers in a timely and adequate manner. In the defense electronics market, military planners have historically funded significantly more design projects than actual deployments of new equipment. There can be no assurance that we will secure an adequate number of design wins. Failure to secure future design wins could have a material adverse effect on our business, financial condition and results of operations.

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

         Failure to Protect Our Intellectual Property Will Adversely Affect Our Ability to Compete in the Industry and Our Profitability.

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

         Like other participants in our industry, we expect that we will continue to be subject to infringement claims and other intellectual property disputes as competition in the marketplace continues to intensify. In the future, we may be subject to litigation and may be required to defend against claimed infringements of the rights of others or to determine the scope and validity of the proprietary rights of others. Any such litigation could be costly and divert management's attention from operations. In addition, adverse determinations in such litigation could:

         o result in the loss of our proprietary rights to use the technology;

         o        subject us to significant liabilities;

         o        require us to seek licenses from third parties;

         o        require us to redesign the products that use the technology;
                  or

         o prevent manufacturing or sale of our products that employ the technology.

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

         Our Products Are Subject to Government Regulation.

         The export of our products and related technology may be subject at times to regulation and restriction by the Department of Commerce. Because our products are utilized in defense and intelligence gathering related applications, in some cases the export of our products and related technology may be subject to further regulation and restriction by the Department of State. Sales to foreign countries have not been material to date, but the export controls could limit our ability to sell our products outside the United States or could delay such sales in the future. We also may be required to spend substantial time and resources in order to comply with the regulations and restrictions. We could be subject to fines if we fail to properly comply with these regulations.

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

         RISK FACTORS RELATED TO THE SECURITIES MARKET

         Our Common Stock Is Subject to Price Volatility.

         The price of our common stock is volatile. Fluctuations in operating results, such as revenues or operating results being below the expectations of public market analysts and investors, may cause additional volatility in the price of the common stock. In such event, the market price of our common stock could decline significantly. A significant decline in the market price of the common stock could result in litigation that could also result in increased costs and a diversion of management's attention and resources from operations.

         There May Not Be a Liquid Market for our Common Stock.

         Our common stock currently is traded on the OTC Bulletin Board operated by Nasdaq. This market generally has less liquidity than the Nasdaq SmallCap Market and certain institutional investors are precluded from buying stock in this market. There can be no assurance that our investors will be able to sell the Common Stock at prices and times that are desirable.

         Additional Capital May Dilute Current Stockholders.

         In order to provide capital for the operation of our business we may enter into additional financing arrangements. These arrangements may involve the issuance of new common stock, preferred stock that is convertible into common stock, debt securities that are convertible into common stock or warrants for the purchase of common stock. Any of these items could result in a material increase in the number of shares of common stock outstanding which would in turn result in a dilution of the ownership interest of existing common shareholders. In addition these new securities could contain provisions, such as priorities on distributions and voting rights, which could affect the value of our existing common stock.

         We May Propose a Reverse-Split of Our Common Stock.

         In order to reduce the number of shares outstanding, increase the trading price of our common stock and possibly attract additional groups of investors we may at some time in the future propose a reverse-split of our common stock. Such a proposal would require the approval of the majority of the outstanding shares of voting stock to be implemented. There can be no assurance that a reverse split would have the intended effect and therefore it could dilute the value of our common stock.

ITEM 2 - PROPERTIES

         All of our facilities are leased and are located in Richardson, Texas. We lease approximately 50,000 square feet, and we currently utilize approximately 25,000 feet. These facilities include production, engineering, sales, marketing and administrative offices and we believe it to be suitable for our current operations.

ITEM 3 - LEGAL PROCEEDINGS

         We are involved in various legal proceedings and claims arising in the ordinary course of business.

         Shareholder Action. A shareholder class action lawsuit was filed in the
U. S. District Court for the Northern District of Texas in November 1999 on behalf of all persons and entities who purchased the Company's common stock during the period between February 24, 1998 and November 17, 1998. The named defendants include the Company and certain former and present officers and directors of the Company. The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making false and misleading statements concerning the Company's reported financial results during the period, primarily relating to revenue recognition, asset impairment and capitalization issues. The plaintiffs seek monetary damages, interest, costs and expenses. In March 2001, our motion to dismiss the case was denied. In December 2002, the Court denied the plaintiffs' motion for class certification. The plaintiffs appealed this ruling to the 5th Circuit Court of Appeals and in March 2003 the appellate court refused to hear the appeal. Certain motions are now pending before the U. S. District Court to determine the extent of individual plaintiffs' claims in this matter.

         United Pacific Insurance Company, an affiliate of Reliance Insurance Company, the insurance carrier that provides the primary $2 million of insurance coverage for this matter, has been ordered liquidated by the insurance commissioner of the State of Pennsylvania. At this time we are unable to determine what amounts, if any, may be available under this insurance coverage and it could be some period of time before we can determine this. We received $300,000 related to this claim from guarantee funds maintained by the insurance commissioner of the State of Texas. If we don't receive the full benefit of this coverage, there could be a material adverse impact on the Company.

         Savage Matters. We are contingently liable for certain potential claims that arise out of Savage Arms, Inc., a manufacturer of sporting bolt action rifles ("Savage Arms"). We sold Savage Arms to the Savage Sports Corporation ("Savage Sports"), and pursuant to the Stock Purchase Agreement we executed on October 3, 1995, we agreed to indemnify Savage Sports for certain product liability claims, environmental clean-up costs and other contractual liabilities, including certain asserted successor liability claims, that Savage Sports incurred because of Savage Arms.

         A firearms product liability lawsuit was filed in Alaska Superior Court ("the Taylor litigation"). Western Auto Supply Co. is a defendant in the Taylor litigation, and has settled the claim for $5 million. Western Auto Supply Co. asserted a third-party claim against Savage Sports seeking indemnification in the amount of the settlement, plus attorneys' fees and related costs. During 2002 Savage reached a settlement on this matter pursuant to which it agreed to pay a total of $1,000,000 over a period of four years. Savage then sought indemnification from the Company for these amounts.

         In October, 2002 we reached an agreement in principle with Savage regarding this and indemnification matters, including the balance of amounts due Savage pursuant to a settlement agreement reached in January, 2001. Under this agreement we have agreed to pay Savage a total of $1,575,000, which includes the remaining balance of the prior settlement, over a four year period. Savage has agreed to fund the cost of insurance programs that are expected to respond to any other such claim that may arise in the future. We are aware of no such claims and Savage has advised us that they are not aware of any additional claims. We recorded a charge of $1,520,000 related to this matter in the third quarter of 2002.

         SCI Action. In July 2002, the Company's wholly-owned subsidiary, DNA Enterprises, Inc. ("DNA") filed suit against SCI Technology, Inc. and SCI Systems, Inc. (collectively "SCI") for breach of contract and fraudulent inducement. The suit alleges that SCI has failed to pay DNA royalties related to a Licensing Agreement involving the joint development of certain circuit card assembly ("CCA") boards. The suit is currently pending in United States District Court for the Northern District of Texas. In August 2002, SCI filed a counter claim against DNA alleging breach of contract, fraudulent inducement and negligent misrepresentation. In April 2003, the Company and SCI reached a settlement of these matters whereby all claims will be dismissed and SCI will pay the Company an undisclosed amount. This settlement will not have a material effect on the Company's financial condition or results of operations.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the quarter ended December 31, 2002, no matters were submitted to a vote of our stockholders.

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

         The high and low bid prices for our common stock for each full quarter of the last two fiscal years, as reported on the OTC Bulletin Board and Nasdaq, are as follows (these prices are inter-dealer prices, without mark-up, mark-down or commission included and may not necessarily represent actual transactions):


Quarter period ended      High          Low
--------------------   ----------   ----------
2002
March 31                    0.240        0.080
June 30                     0.360        0.090
September 30                0.240        0.100
December 31                 0.260        0.100

2001
March 31                    1.438        0.344
June 30                     0.960        0.330
September 30                0.420        0.150
December 31                 0.200        0.080


         As of March 31, 2003, there were approximately 45,000 owners of record of our common stock, including nominee holders such as banks and brokerage firms who hold shares for the benefit of beneficial owners of our common stock.

         The closing bid price of our common stock on the OTC Bulletin Board on March 31, 2003 was $0.195.

DIVIDEND POLICY

         No dividends were paid on any class of equity in 2002 or 2001. We do not currently plan to pay any dividends on our common stock. Delaware law would restrict our ability to pay any dividends on our common stock.

SECURITIES SOLD

         From October, 2002 through March, 2003 we issued a total of 29,333,333 of our common stock in a series of private placements. We received proceeds totaling $3,520,000 from these sales. We used $2,000,000 of this amount to repay debt outstanding under a bank credit facility and the balance for working capital.

         These sales of common stock were exempt from registration pursuant to
Section 4(2) of the Securities Act of 1933 (the Securities Act), as amended, and pursuant to Rule 506 of Regulation D of the Securities Act. A Rule 506 exemption was available for these sales because the Company sold only to accredited investors; the Company did not solicit or advertise the sales; a registered restrictive legend was placed on each certificate issued describing the restrictions against resale; and a Form D was filed with the Securities and Exchange Commission and in each state where the individual investors reside.

ITEM 6 - SELECTED FINANCIAL DATA

         The following tables set forth certain historical consolidated financial data for the Company.


                                                                        Years ended December 31,
                                             ----------------------------------------------------------------------------
                                                   2002            2001*           2000*           1999*           1998*
                                             ------------    ------------    ------------    ------------    ------------
                                                               ($ in thousands, except per share data)
STATEMENT OF OPERATIONS:
Net revenues                                 $      5,036    $      6,822    $     11,748    $     12,103    $     11,194
                                             ============    ============    ============    ============    ============
Operating loss                               $     (7,235)   $    (16,724)   $    (29,062)   $    (23,241)   $    (38,738)
                                             ============    ============    ============    ============    ============

Loss from continuing operations              $     (2,830)   $    (17,181)   $    (28,790)   $    (26,286)   $    (42,686)
Loss from discontinued operations                  (1,520)         (3,412)           (782)         (2,249)            (49)
Loss on disposal of
   discontinued operations                             --            (956)             --              --            (403)
Extraordinary item - loss                              --              --              --          (1,054)             --
                                             ------------    ------------    ------------    ------------    ------------
Net loss                                     $     (4,350)   $    (21,549)   $    (29,572)   $    (29,589)   $    (43,138)
                                             ============    ============    ============    ============    ============
Loss allocable to common
   stockholders                              $     (4,350)   $    (21,549)   $    (30,538)   $    (34,517)   $    (46,105)
                                             ============    ============    ============    ============    ============

Basic and diluted loss per share:
Continuing operations                        $      (0.03)   $      (0.20)   $      (0.36)   $      (0.67)   $      (1.76)
Extraordinary item                                     --              --              --           (0.02)             --
Discontinued operations                             (0.02)          (0.05)          (0.01)          (0.05)          (0.02)
                                             ------------    ------------    ------------    ------------    ------------
Net loss                                     $      (0.05)   $      (0.25)   $      (0.37)   $      (0.74)   $      (1.78)
                                             ============    ============    ============    ============    ============

Weighted average shares (thousands)                93,581          86,354          83,229          46,762          25,939


BALANCE SHEET:
ASSETS:
Current assets                               $      4,918    $      8,105    $     18,805    $     11,861    $     16,413
Excess of cost over assets of
   companies acquired                                  --              --           3,354           4,115           4,787
Other long-term assets                              1,806           2,091           1,845           8,366          11,270
                                             ------------    ------------    ------------    ------------    ------------
Total assets                                 $      6,724    $     10,196    $     24,004    $     24,342    $     32,470
                                             ============    ============    ============    ============    ============

LIABILITIES & STOCKHOLDERS' EQUITY:
Current liabilities including current
    maturities of long-term debt             $      7,358    $     11,807    $      4,593    $      8,674    $      9,938
Long-term liabilities                               2,000              --              --          15,264          15,000
Stockholders' equity (deficit)                     (2,634)         (1,611)         19,411             404           7,532
                                             ------------    ------------    ------------    ------------    ------------
                                             $      6,724    $     10,196    $     24,004    $     24,342    $     32,470
                                             ============    ============    ============    ============    ============

*Certain amounts have been reclassified to conform to current classifications.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Consolidated Financial Statements and their related notes found on pages 33 through 55 of this Form 10-K. Except for historical facts, all statements included in the following discussion about our financial position, business strategy, and plans of management for future operations are forward looking statements. Forward-looking statements involve risks and uncertainties and actual results could materially differ from those expressed in or implied by the forward-looking statements.

RESULTS OF OPERATIONS

         The following discussions of revenues, gross profit (loss), engineering and development expenses, and selling and administrative expenses do not include amounts related to our engineering design services business for any period presented.

         The following table shows the revenue and gross profit (loss) for our products:


                                            Years Ended December 31,
                                    --------------------------------------
                                      2002           2001          2000
                                    ----------    ----------    ----------
                                                ($ in Thousands)
 NET REVENUE:
 Defense electronic products        $    5,036    $    4,195    $    3,599
 Optical networking equipment               --         2,368         6,994
 Other                                      --           259         1,155
                                    ----------    ----------    ----------
                                    $    5,036    $    6,822    $   11,748
                                    ----------    ----------    ----------
 GROSS PROFIT (LOSS):
 Defense electronic products        $    1,702    $     (424)   $      375
 Optical networking equipment               --            --        (1,813)
 Other                                      --          (715)          (67)
                                    ----------    ----------    ----------
                                    $    1,702    $   (1,139)   $   (1,505)
                                    ----------    ----------    ----------

Net revenues

         Net revenue from the sale of defense electronics products increased 20% between 2001 and 2002 and 17% between 2000 and 2001. The increased product sales reflect our continued penetration of the market for these products and customer acceptance of our products. The majority of the increase in net revenues results from sales of our PowerPC-based product line. We have sold these products into an increasing number of programs; however, these programs have not yet reached their full production phase. In the full production phase, orders tend to be larger and more predictable. In the first quarter of 2003 we have received new orders, or "bookings," for our products amounting to approximately $4,000,000. We believe this is an indication of continuing increased demand for these products.

         While the majority of our defense electronics products are utilized in defense and intelligence related applications, they have also been utilized in commercial telecommunications applications. The severe downturn in the telecommunications industry resulted in a sharp decline in demand for our products in these applications. Therefore, revenues in 2001 from sales to the telecommunications market were less than we had anticipated. Revenue from sales of products for defense and intelligence related applications in 2001 was also less than we had expected. Prior to September 11, 2001, funding for various defense and intelligence related programs had been delayed pending the Bush administration's assessment of the military and its priorities. This resulted in delays in new orders throughout the industry. The events of September 11, 2001 compounded these delays.

         Net revenue from optical networking equipment relates almost exclusively to the OmniLynx product line. In August 2001, we sold essentially all of the assets related to the OmniLynx product line to ITI, of which we continue to own a portion. Prior to the completion of this transaction we had significantly curtailed the OmniLynx operations. Accordingly, revenues from optical networking equipment declined significantly in 2001. Subsequent to August 2001, we had no revenues from optical networking equipment. The decision to dispose of the OmniLynx related assets and operations was made in reaction to rapidly changing market conditions that resulted in very significant declines in the actual and expected demand for the OmniLynx product line. A significant factor in our decision to curtail the OmniLynx operations was the decline in demand from small to medium sized competitive local exchange carriers, which had been one of our target markets.

         Other revenues consist primarily of the voice and data switching products used in air traffic control applications and video network products, which we no longer sell.

Gross profit (loss)

         Our gross profit from sales of defense electronics products increased because of higher sales levels and certain fixed production costs. Furthermore, this increase reflects higher sales of our PowerPC-based products that tend to produce higher gross margins than our other products. In the fourth quarter of 2002 we recorded a charge of approximately $270,000 to adjust the carrying value of component and finished goods inventories. This adjustment resulted primarily from our on-going analysis of component obsolescence.

         The gross loss related to defense electronics products for 2001 includes approximately $750,000 of charges related to the adjustment of the carrying value of component and finished goods inventories. These charges resulted from an evaluation of current component costs and the adjustment of certain finished goods to net realizable value. Without the effect of these charges, the gross profit related to defense electronic products in 2001 amounted to approximately $326,000, as compared to $375,000 in 2000. The decline in gross profit, despite the increase in related net revenue between the periods, reflects the costs of certain fixed infrastructure established to handle higher production levels expected in the future, higher testing and re-work costs in the early phases of PowerPC-based product production and higher unit costs related to relatively low volume production runs during this early phase.

         As of December 31, 2000, our assets related to the OmniLynx product line, including inventories, were reduced to estimated net realizable value. Therefore, revenue from the sales of such OmniLynx products in 2001 produced no gross profit or loss. The gross loss in 2001 represents manufacturing and production overhead costs incurred in 2001. During 2000, gross loss from optical networking equipment reflects the effect of relatively low production levels for our manufacturing operations. The lower production levels resulted in unabsorbed overhead of approximately $1,400,000 in 2000. The amortization of technology costs and capitalized software development costs of approximately $1,300,000 in 2000 also affected the gross loss.

Engineering and development expenses

         Engineering and development ("E&D") expense decreased to $3,065,000 in 2002 from $5,096,000 in 2001 and $5,258,000 in 2000. In 2000, certain amounts of software development costs were capitalized. Including those capitalized amounts, the total E&D expenditures were $6,153,000 in 2000. Total E&D expense by product line were distributed as follows:

                                              Years ended December 31,
                                           ------------------------------
                                             2002       2001       2000
                                           --------   --------   --------
                                                  ($ in Thousands)
       Defense electronic products         $  2,803   $  2,286   $  1,722
       Optical networking products               84      1,336      3,504
       Other                                    178      1,474         32
                                           --------   --------   --------
                                           $  3,065   $  5,096   $  5,258
                                           --------   --------   --------

         E&D costs related to our defense electronics products have increased in each of the past three years. This increase reflects our on-going product development efforts. Activities in 2000 and 2001 primarily involved our PowerPC products that were first introduced in late 2000. Activities in 2002 included enhancements of these products, including the development of a "ruggedized" version of these products. In addition, during 2001 and 2002 we expended considerable effort in the development of our Eagle product line. Included in E&D expenses for 2002 is approximately $800,000 related to engineering design services provided by Flextronics pursuant to the arrangement entered into with Flextronics concurrent with the sale of our engineering design services business.

         In 2000, we incurred E&D costs relating to optical networking equipment primarily from enhancements and extensions of the OmniLynx product line. The E&D costs in 2001 relate to the Aegean product line that we began developing in 2000. In the fourth quarter of 2001, we curtailed activity related to the Aegean product line because we were unable to arrange outside funding for these activities. We ceased all activities related to Aegean in the second quarter of 2002.

         Other E&D costs in 2001 included approximately $670,000 related to the engineering organization involved with the OmniLynx product line, which was eliminated during 2001. The balance of other E&D costs in 2001 arose from development activities on the Centauri product line. In the first quarter of 2002, we suspended all development activities related to the Centauri project.

Selling and administrative expenses

         Selling and administrative expenses decreased $2,516,000, or 30%, between 2001 and 2002 and decreased $4,660,000, or 36%, between 2000 and 2001. These expenses decreased because of the curtailment and sale of the operations related to the OmniLynx product line. The decrease was offset by increased general and administrative expenses related to our defense electronics business. We have reduced other selling and administrative costs, including headcount, in response to the elimination of various business operations.

Asset write downs and costs related to sale of assets

         In the fourth quarter of 2000, we determined that, due to changes in certain target customer markets in telecommunications, our OmniLynx line of optical networking products no longer fit within our long-term objectives and began plans to sell the product line and related operations. A transaction for the sale of the OmniLynx business failed in the first quarter of 2001 due to business difficulties experienced by the potential purchaser. At that time, we significantly curtailed the ongoing operations of the OmniLynx business and began to pursue other methods of disposing of the business, including liquidating the assets. As of December 31, 2000, the carrying values of the assets related to the OmniLynx product line were adjusted to the lower of cost and estimated net realizable value. A charge to operations was recorded as of December 31, 2000 as follows:

                                                           ($ in Thousands)
Reduction of inventory to net realizable value              $    5,642
Reduction of property and equipment
     to net realizable value                                     2,199
Write-off of capitalized software development
     costs and purchased intangibles                             1,383
Other                                                               27
                                                            ----------

Asset writedown                                             $    9,251
                                                            ==========

         In August 2001 we sold substantially all of the OmniLynx assets to ITI. We received a cash payment of $1,000,000 and are entitled to receive additional amounts from ITI based upon the utilization of inventory acquired from us and based on the financial position of ITI at specific points in time. The total additional amount to be received cannot be determined at this time. The amounts due from ITI have been recorded at the carrying value of the assets disposed of, less amounts received from ITI. Accordingly, no gain or loss has been recorded as a result of this transaction.

         In 2001, we recognized non-recurring costs in connection with the sale of the OmniLynx assets that amounted to $2,101,000. These costs related to maintaining the assets until the sale and the settlement of certain contractual obligations related to those assets such as warranty obligations, employee retention agreements and lease obligations.

Litigation settlement

         In April 2002, we settled litigation that we had brought against Cadence. See "Item 3 - Legal Proceedings." Pursuant to this settlement we received $6,300,000, net of fees paid to our attorneys related to this matter.

Litigation costs

         Litigation costs represent legal fees and expenses related to a shareholder suit. See "Item 3 - Legal Proceedings." The allegations in the suit relate to operations that have been sold or otherwise discontinued; therefore, these costs are reflected as non-operating expenses. Amounts incurred by the Company in excess of $200,000 are reimbursable under an insurance policy. However, the insurance carrier that provides the first $2,000,000 of such coverage is in receivership and has not paid any amounts to us. We have received $300,000 from a guarantee fund maintained by the State of Texas. The costs for 2002 have been reduced by $300,000. We may be able to recover some amounts from the estate of our insurance carrier, but the amount and timing of such recovery is uncertain. Therefore, no estimate of any such recovery has been recorded.

Earnings (loss) of unconsolidated affiliate

         Subsequent to the sale to ITI of substantially all of the assets related to the OmniLynx product line, ITI has conducted all operations related to the OmniLynx product. We have a 33% equity interest in ITI, which decreased to 22% in February 2003, minority board of director representation, no funding obligations and no involvement in day-to-day operations. We account for our investment in ITI using the equity method of accounting. Earnings (loss) of unconsolidated affiliate for the years ended December 31, 2002 and 2001 represent our proportionate share of the net earnings or loss of ITI for each period.

Interest expense

         Interest expense, including non-cash financing charges, consists of the following:

                                         Years ended December 31,
                                       ------------------------------
                                         2002       2001       2000
                                       --------   --------   --------
                                               (in Thousands)
   Interest on debt instruments        $    291   $    151   $    348
   Non-cash financing costs                 125         82        426
   Other interest                            92         29         24
                                       --------   --------   --------
                                       $    508   $    262   $    798
                                       --------   --------   --------

         Interest on debt instruments in 2002 and 2001 relates to amounts borrowed under bank credit agreements and short-term notes. In 2000, these amounts were primarily attributable to amounts borrowed from St. James Capital Corp., SJMB, L.P., and the Coastal Corporation Second Pension Trust.

         Non-cash financing costs in 2002, 2001 and 2000 were the result of warrants to purchase common stock issued in connection with various financings. The reported expense amount is amortization of the value of the warrants determined by using the Black-Scholes pricing model.

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

Discontinued operations

         The loss from discontinued operations of $1,520,000 in 2002 results from a charge recorded in the third quarter of 2002 relating to the settlement of certain indemnification obligations. These obligations arose from the sale of certain operations to Savage Sports. See "Item 3 - Legal Proceedings."

         Effective December 31, 2001 we commenced a plan to dispose of our engineering design services business and on January 11, 2002 sold substantially all of the assets related to this business for total consideration of $2,800,000. Accordingly, this business segment has been accounted for as a discontinued operation.

         The loss on disposal of discontinued operations in 2001 is computed based on the consideration received less the net book value of the assets disposed of, including goodwill, and the operating loss of the business from December 31, 2001 to the date of disposal, which amount includes severance costs related to certain employees, and an estimate of the costs related to a real estate lease utilized by the discontinued operation. The amount of the loss is as follows:

                                              ($ in Thousands)
Proceeds                                         $    2,800
Net book value of assets sold                          (517)
Goodwill                                             (2,682)
Operating loss through date of sale                    (308)
Estimated cost of real estate lease                    (249)
                                                 ----------
Loss on disposal of discontinued operation       $      956
                                                 ==========

         The results of operations related to our engineering design services business are reflected as loss from discontinued operations in 2001 and 2000.

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

OUTLOOK FOR 2003 -

         Net revenue from the sale of our defense electronic products has increased in each of the last three years and we expect it to further increase in 2003. Net revenue from these sales amounted to $5,036,000 in 2002. In the first quarter of 2003 we received new orders for these products amounting to approximately $4,000,000 and at March 31, 2003 our backlog of orders amounted to approximately $3,200,000, as compared to approximately $500,000 at this same time in 2002. Accordingly, we expect net revenues in 2003 to be significantly higher than in 2002. We had expected net revenues in 2002 to be higher than they were, primarily due to the anticipated commencement of full production in certain programs that our products had been selected for. Our customers, however, experienced delays in these programs and therefore delayed their orders to us. We believe that certain of these delays have now been overcome and these programs will contribute to our anticipated increase in net revenues in 2003. However, there can be no assurance that this increase will occur or that there will not be further delays in these and other programs.

         Due to our increased working capital needs related to the increase in orders and unexpected delays in completing financing arrangements in the first quarter of 2003, we experienced delays in payments to some of our vendors. These delays in payment temporarily affected our ability to complete orders. As a result, revenues in the first quarter of 2003 are expected to be lower than we had originally anticipated. Management believes that the financing arrangements that have been concluded will alleviate the liquidity difficulties and that revenues in the second quarter 2003 will increase significantly as compared to the first quarter of 2003. However, if we are not successful in amending our outstanding debt obligations in an acceptable manner, or if working capital requirements increase further, the financing arranged to date may not be sufficient for our needs.

         Our ability to generate a profit from operations and to generate positive cash flow from operations largely depends on the continued growth in revenue from sales of defense electronics products. Our ability to achieve higher levels of net revenue depends upon a number of factors, including customer acceptance of our products, including new and enhanced products, our ability to meet customer demands as to product availability, price and performance, availability of funding for programs in which our products will be deployed, the performance of other companies who provide products or services to these programs and our access to adequate working capital, as well as other factors that may not be within our control (See Item 1 - Business - Risk Factors).

         In order to execute our business plan we need access to capital. See Liquidity and Capital Resources - Financing activities for a discussion of these requirements and how we expect to meet them.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2002, we had cash and temporary investments of $512,000, negative working capital of $2,440,000, funded debt of $4,947,000 and other long-term liabilities of $1,100,000. For the year ended December 31, 2002, cash flow used in operations amounted to $730,000.

Operating activities

         Net cash applied in operations primarily reflects the operating loss of $7,235,000, a gain of $6,300,000 from the settlement of litigation, net non-cash charges of $2,785,000 and a decrease in working capital of $603,000. Significant items contributing to these amounts are as follows:

         o        Inventory decreased $908,000.

         o        Accounts receivable decreased $415,000.

         o        Accounts payable and accrued liabilities decreased by $730,000

         o        Non-cash charges include the following:

                  o        Utilization of prepaid services of $807,000

                  o        Loss from unconsolidated affiliate of $582,000

                  o        Accrued settlement obligation of $1,445,000

Investing activities

         Cash flow from investing activities in 2002 includes $6,300,000 from the settlement of the Cadence litigation and $1,243,000 of proceeds from the sale of our engineering design services business.

Financing activities

         During 2002 we raised $3,020,000 from the sale of common stock in private placements. Of this amount, $2,000,000 was used to repay notes payable. In addition, we reduced notes payable by an additional $1,355,000 from the proceeds of the litigation settlement.

         Subsequent to December 31, 2002, we have completed a series of financing transactions and are seeking to complete other transactions and to effect amendments to our credit agreements.

         In January and March 2003, we completed private placement transactions in which we issued a total of 4,166,667 shares of common stock and warrants for the purchase of an additional 4,333,333 shares of common stock for aggregate proceeds of $500,000. The warrants have an exercise price of $0.15 per share and are exercisable at any time through March 31, 2007.

         In March 2003, the Company and DNA-CS entered into a revolving line of credit with a bank in order to provide working capital to DNA-CS. Under the facility, DNA-CS may borrow up to $1,000,000. Outstanding amounts are due March 26, 2004; however, DNA-CS may extend the maturity date six months, provided certain conditions are maintained. Interest is payable monthly at the greater of prime plus 1% and 5.25%. At March 31, 2003 $600,000 was outstanding under this facility. This working capital facility is secured by the accounts receivable and inventory of DNA-CS, the guarantee of the Company and by limited guarantees provided by certain private investors. As consideration for providing the guarantees that secure the Note the Company has entered into a Reimbursement Agreement with the guarantors. The Reimbursement Agreement provides that the Company will reimburse the investors for any amounts that may be required to reimburse the bank pursuant to the guarantees. Pursuant to the Reimbursement Agreement and related agreements, the investors have the right to purchase up to 8,333,333 shares of the Company's common stock for $1,000,000 in cash, and the proceeds will be used to repay amounts outstanding under the Note and provide for the release of the guarantees. In addition, the investors have received warrants to purchase an aggregate of 9,582,334 shares of the Company's common stock at a price of $0.15 per share. The warrants may be exercised at any time through March 31, 2007.

         We also have had a series of discussions with potential financial and strategic investors regarding additional financing activities. These activities might include the repayment of all or a portion of our currently outstanding debt, as well as providing us with additional working capital. These financing activities might include the issuance of convertible preferred stock or convertible debt securities. The discussions have not resulted in definitive agreements or arrangements to date and there is no assurance that any additional financing can be arranged on terms acceptable to all parties involved.

         In connection with the financing activities described above, we have been negotiating amendments to our credit agreements with Bank One NA ("Bank One") and a private investor who has provided security to Bank One related to these agreements. Currently, the Company has $1,500,000 outstanding under a Loan Agreement with Bank One that is secured by the guarantee of the private investor. These amounts were due January 31, 2003; however, Bank One has agreed to extend the maturity to June 30, 2003. In addition, the Company has outstanding $2,700,000 under a Credit Agreement with Bank One that is secured by a letter of credit provided by this same private investor. Amounts outstanding under this facility are due March 31, 2004, with periodic reductions beginning April 30, 2003. The Company, Bank One and the private investor are currently engaged in discussion to amend these agreements in order to extend the maturities of these obligations. These discussions have not yet been concluded and there is no assurance that the Company will be able to reach agreements acceptable to all parties involved. If we are unable to reach agreements related to our debt obligations and if we are unable to obtain required additional working capital, it may have a material adverse effect on our operations.

         Due to uncertainties regarding the restructuring or refinancing of our outstanding debt and our access to other sources of capital, our auditors have added an explanatory paragraph to their audit opinion that states there is substantial doubt concerning our ability to continue as a going concern. Our consolidated financial statements have been prepared on the basis that we are a going concern and do not include any adjustments that might be necessary if this were not the case. These adjustments include changes in the possible future recoverability and classification of assets or the amount and classification of liabilities.

         As discussed above we are obligated under various contracts and commercial commitments. The following table summarizes these obligations:

                                Period in which payments due (in thousands)
                             -------------------------------------------------
Nature of Obligation            2003         2004         2005         2006
                             ----------   ----------   ----------   ----------
Notes payable                $    4,047   $      900   $       --   $       --
Operating leases                    490          300           88           --
Non-cancelable purchase
commitments                          --           --           --           --
Settlement payments                 549          500          600           --
                             ----------   ----------   ----------   ----------
   Total                     $    5,086   $    1,700   $      688   $       --
                             ----------   ----------   ----------   ----------

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

Estimates

         Management has made estimates regarding the following matter which could have a material effect on our consolidated financial statements:

         o The recoverability of amounts due from ITI and any potential impairment to our investment in ITI.

Inventories

         Our inventories consist primarily of electronic components that are subject to obsolescence and variations in market prices. We have adjusted the amount of excess and obsolete inventory based on current and expected sales trends, the number of parts on hand, the current market value for those parts and the viability and potential technical obsolescence of the components.

Revenue recognition

         We generally recognize revenue when our products are shipped to the customer. This is normally the point when all of the following factors have been achieved:

         o Persuasive evidence of a sales arrangement exists, such as a contract or binding purchase order,

         o        The product has been delivered to the customer,

         o        The price is fixed or determinable, and

         o        Collection of the resulting receivable is reasonably assured.

         In some cases the product is shipped to a customer for evaluation or testing. In such cases, revenue is not recognized until the customer has evidenced intent to purchase the product by issuing a non-cancelable purchase order to us for the product.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We have outstanding debt amounting to $4,200,000 that bears interest at a variable interest rate. This interest rate is based on a widely used reference interest rate known as LIBOR. An increase of 50 basis points in LIBOR would result in an increase in our annual interest expense of $21,000.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Certified Public Accountants .................   31
Consolidated Balance Sheets ........................................   32
Consolidated Statements of Operations ..............................   33
Consolidated Statements of Stockholders' Equity ....................   34
Consolidated Statements of Cash Flows ..............................   35
Notes to Consolidated Financial Statements .........................   36

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
TeraForce Technology Corporation


We have audited the accompanying consolidated balance sheets of TeraForce Technology Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TeraForce Technology Corporation and subsidiaries as of December 31, 2002 and 2001, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred significant operating losses in 2002, 2001 and 2000. As of December 31, 2002, notes payable in the amount of $4,047,000 are due within one year. The Company's continued existence is dependent on restructuring or refinancing these obligations and continued access to external sources of capital, none of which is assured. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are also discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Grant Thornton LLP

Dallas, Texas
March 25, 2003

                TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                           Consolidated Balance Sheets
                           December 31, 2002 and 2001
                    (Thousands of dollars, except share data)

                                                                        2002          2001
                                                                     ----------    ----------
                                     Assets
Current assets:
   Cash and cash equivalents                                         $       55    $        1
   Temporary cash investments                                               457            53
   Accounts receivable, net of allowances of $1,658 in 2001                 573           869
   Receivables from affiliate                                               699           816
   Inventories                                                            2,354         3,262
   Net current assets of discontinued operations                             --         2,880
   Prepaid expenses and other current assets                                780           224
                                                                     ----------    ----------
              Total current assets                                        4,918         8,105

Property and equipment, net                                                 573           638
Investment in affiliate                                                     702         1,284
Other assets                                                                531           169
                                                                     ----------    ----------
                                                                     $    6,724    $   10,196
                                                                     ==========    ==========


                     Liabilities and Stockholders' Deficit

Current liabilities:
   Notes payable                                                     $    4,047    $    7,554
   Accounts payable                                                       1,919         1,864
   Accrued liabilities                                                    1,392         2,389
                                                                     ----------    ----------
              Total current liabilities                                   7,358        11,807

Long-term notes payable                                                     900            --

Other long-term liabilities                                               1,100            --

Commitments and contingencies (Notes 10 and 15)

Stockholders' deficit:
   Common Stock, $.01 par value. Authorized 200,000,000 shares,
     114,255,518 and 87,088,850 shares issued in 2002 and 2001,
     respectively                                                         1,143           871
   Additional paid-in capital                                           184,953       181,898
   Accumulated deficit                                                 (187,143)     (182,793)
                                                                     ----------    ----------
                                                                         (1,047)          (24)
   Less 400,474 shares of common stock in treasury -at cost              (1,587)       (1,587)
                                                                     ----------    ----------
              Total stockholders' deficit                                (2,634)       (1,611)
                                                                     ----------    ----------
                                                                     $    6,724    $   10,196
                                                                     ==========    ==========

See accompanying notes to consolidated financial statements.

                TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Operations
                    (Thousands of dollars, except share data)

                                                            Years ended December 31,
                                                     --------------------------------------
                                                        2002          2001          2000
                                                     ----------    ----------    ----------
Net revenue                                          $    5,036    $    6,822    $   11,748
Cost of revenue                                           3,334         7,961        13,253
                                                     ----------    ----------    ----------
             Gross profit (loss)                          1,702        (1,139)       (1,505)
                                                     ----------    ----------    ----------

Expenses:
   Engineering and development                            3,065         5,096         5,258
   Selling and administrative                             5,872         8,388        13,048
   Asset writedowns                                          --            --         9,251
   Costs related to sale of assets                           --         2,101            --
                                                     ----------    ----------    ----------
                                                          8,937        15,585        27,557
                                                     ----------    ----------    ----------
             Operating loss                              (7,235)      (16,724)      (29,062)
                                                     ----------    ----------    ----------

Other income (expense):
   Litigation settlement                                  6,300            --            --
   Litigation costs                                        (872)         (282)         (218)
   Share of income (loss) of unconsolidated
     affiliate                                             (582)           34            --
   Interest expense                                        (508)         (262)         (798)
   Interest income and other                                 67            53         1,288
                                                     ----------    ----------    ----------
                                                          4,405          (457)          272
                                                     ----------    ----------    ----------
             Loss from continuing operations             (2,830)      (17,181)      (28,790)


Loss from discontinued operations                        (1,520)       (3,412)         (782)
Loss on disposal of discontinued operations                  --          (956)           --
                                                     ----------    ----------    ----------
   Net loss                                              (4,350)      (21,549)      (29,572)

Dividends on preferred stock                                 --            --          (966)
                                                     ----------    ----------    ----------

Loss allocable to common stockholders                $   (4,350)   $  (21,549)   $  (30,538)
                                                     ==========    ==========    ==========

Basic and diluted loss per share:
   Continuing operations                             $    (0.03)   $    (0.20)   $    (0.36)
   Discontinued operations                                (0.02)        (0.05)        (0.01)
                                                     ----------    ----------    ----------
     Net loss per share                              $    (0.05)   $    (0.25)   $    (0.37)
                                                     ==========    ==========    ==========
Weighted average number of common
   shares outstanding (thousands)                        93,581        86,354        83,229
                                                     ==========    ==========    ==========

See accompanying notes to consolidated financial statements.

                TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES
            Consolidated Statements of Stockholders' Equity (Deficit)
                  Years ended December 31, 2002, 2001 and 2000
                    (Thousands of dollars, except share data)

                                                 Preferred Stock                   Common Stock             Additional
                                           ----------------------------    ----------------------------      paid-in
                                               Shares           Par              Shares        Par           capital
                                           ------------    ------------    ------------    ------------    ------------
Balances at January 1, 2000                   3,719,409    $         37      65,936,573    $        659    $    131,511
Net loss                                             --              --              --              --              --
Private placements of common stock                   --              --      11,801,666             118          42,523
Exercise of warrants                                 --              --       2,495,000              25           5,155
Exercise of employee stock options                   --              --         418,795               5             886
Conversion of notes payable                          --              --       4,705,749              47           8,003
Redemption of preferred stock                (3,719,409)            (37)             --              --          (7,456)
Preferred dividends paid in cash                     --              --              --              --              --
Preferred dividends paid with stock                  --              --         142,719               1             186
Settlement of royalty agreement                      --              --         350,000               3             371
Directors' fees paid in stock                        --              --          48,972               1              44
Preferred dividends accrued                          --              --              --              --            (187)
Interest expense paid with stock                     --              --         184,376               2             311
Stock issued for services                            --              --          15,000              --              34
Stock received in legal settlement                   --              --              --              --              --
                                           ------------    ------------    ------------    ------------    ------------
Balances at December 31, 2000                        --              --      86,098,850    $        861    $    181,381
Net loss                                             --              --              --              --              --
Stock issued in settlement of
   contractual obligations                                                      990,000              10             377
Warrants issued with notes                                                           --              --             140
                                           ------------    ------------    ------------    ------------    ------------
Balance at December 31, 2001                         --              --      87,088,850    $        871    $    181,898
Net loss                                                                             --              --              --
Warrants issued with notes                                                           --              --             307
Stock issued in exchange of warrants                                          2,000,000              20             (20)
Private placements of common stock                                           25,166,668             252           2,768
                                           ------------    ------------    ------------    ------------    ------------
Balances at December 31, 2002                        --              --     114,255,518           1,143    $    184,953
                                           ------------    ------------    ------------    ------------    ------------

                                                                                                              Total
                                                              Accumu-             Treasury Stock              stock-
                                                               lated        ----------------------------      holders'
                                                              deficit          Shares          Cost           equity
                                                            ------------    ------------    ------------    ------------
Balances at January 1, 2000                                 $   (130,706)        191,435    $     (1,097)   $        404
Net loss                                                         (29,572)             --              --         (29,572)
Private placements of common stock                                    --              --              --          42,641
Exercise of warrants                                                  --              --              --           5,180
Exercise of employee stock options                                    --              --              --             891
Conversion of notes payable                                           --              --              --           8,050
Redemption of preferred stock                                         --              --              --          (7,493)
Preferred dividends paid in cash                                    (966)             --              --            (966)
Preferred dividends paid with stock                                   --              --              --             187
Settlement of royalty agreement                                       --              --              --             374
Directors' fees paid in stock                                         --              --              --              45
Preferred dividends accrued                                           --              --              --            (187)
Interest expense paid with stock                                      --              --              --             313
Stock issued for services                                             --              --              --              34
Stock received in legal settlement                                    --         209,039            (490)           (490)
                                                            ------------    ------------    ------------    ------------
Balances at December 31, 2000                               $   (161,244)        400,474          (1,587)   $     19,411
Net loss                                                         (21,549)             --              --         (21,549)
Stock issued in settlement of
   contractual obligations                                            --              --              --             387
Warrants issued with notes                                            --              --              --             140
                                                            ------------    ------------    ------------    ------------
Balance at December 31, 2001                                $   (182,793)        400,474          (1,587)   $     (1,611)
Net loss                                                          (4,350)             --              --          (4,350)
Warrants issued with notes                                            --              --              --             307
Stock issued in exchange of warrants                                  --              --              --              --
Private placements of common stock                                    --              --              --           3,020
                                                            ------------    ------------    ------------    ------------
Balances at December 31, 2002                               $   (187,143)        400,474          (1,587)   $     (2,634)
                                                            ------------    ------------    ------------    ------------

See accompanying notes to consolidated financial statements.

                TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Years ended December 31, 2002, 2001 and 2000
                             (Thousands of dollars)

                                                                   Years ended December 31,
                                                           --------------------------------------
                                                              2002          2001         2000
                                                           ----------    ----------    ----------
Cash flows from operating activities:
   Net loss                                                $   (4,350)   $  (21,549)   $  (29,572)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
        Accrued settlement obligation                           1,445            --            --
        Utilization of prepaid services                           807            --            --
        Depreciation and amortization                             256         1,417         4,650
        Asset writedowns                                           --            --         9,251
        Share of loss (income) from
             unconsolidated affiliate                             582           (34)           --
        Other                                                    (305)          146           762
        Change in operating assets and liabilities:
             Accounts receivable                                  415         4,569          (242)
             Inventories                                          908        (1,139)       (5,506)
             Assets held for sale                                  --         2,643            --
             Accounts payable and accrued liabilities            (730)          158        (1,785)
                                                           ----------    ----------    ----------
               Net cash used in operating activities             (972)      (13,789)      (22,442)
                                                           ----------    ----------    ----------

Cash flows from investing activities:
   Capital expenditures                                          (179)         (325)       (1,888)
   Investment in temporary cash investments                      (404)           --            --
   Net proceeds from disposal of discontinued
     operations                                                 1,243            --            --
   Proceeds from sale of assets                                    --         2,250            --
   Investment in affiliate                                         --        (1,250)           --
   Software development costs                                      --            --          (896)
   Investment and other                                             1            73          (235)
                                                           ----------    ----------    ----------
               Net cash provided by (used in)
                  investing activities                            661           748        (3,019)
                                                           ----------    ----------    ----------

Cash flows from financing activities:
   Proceeds from issuance of notes payable                        700         7,455           400
   Proceeds from issuance of common stock                       3,020            --        42,641
   Principal payments on notes payable                         (3,355)           --        (9,654)
   Redemption of preferred stock                                   --            --        (7,493)
   Proceeds from exercise of common stock warrants                 --            --         5,180
   Proceeds from exercise of employee stock options                --            --           891
   Preferred stock dividends paid                                  --            --          (966)
   Other                                                           --            --            49
                                                           ----------    ----------    ----------
               Net cash provided by
                  financing activities                            365         7,455        31,048
                                                           ----------    ----------    ----------

Net increase (decrease) in cash and cash equivalents               54        (5,586)        5,587
Cash and cash equivalents, beginning of year                        1         5,587            --
                                                           ----------    ----------    ----------
Cash and cash equivalents, end of year                     $       55    $        1    $    5,587
                                                           ==========    ==========    ==========


See accompanying notes to consolidated financial statements.

                TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(1)    Description of Business

       The Company's defense electronics business designs, develops, produces and sells high-capacity computing products which are used primarily in defense related applications. Beginning in 2001 this business is conducted through the Company's wholly-owned subsidiary, DNA Computing Solutions, Inc. ("DNA-CS").

       Prior to 2002 the Company operated, through various subsidiaries, in three business segments, optical networking equipment, engineering design services, and defense electronics products (formerly referred to as digital signal processor or DSP). In addition, from 2001 through the first quarter of 2002 the Company conducted limited development activities regarding high-density computing systems.

       Prior to 2001 the Company's optical networking equipment business was conducted primarily through its wholly-owned subsidiary, Intelect Network Technologies Company ("INT"). In August 2001 substantially all of the assets of this company, which related to the OmniLynx product line, were sold to a new entity, Intelect Technologies, Inc. ("ITI"). ITI is owned 67% by an unrelated third party and 33% by the Company at December 31, 2002. The Company also conducted limited development activities related to a new generation of optical networking equipment through a wholly-owned subsidiary, Aegean Networks, Incorporated from 2001 through the second quarter of 2002.

       The Company's engineering design services business, which was conducted through its wholly-owned subsidiary, DNA Enterprises, Inc., historically provided high-value product design and development services, primarily to telecommunications and networking companies. As of December 31, 2001 the Company commenced a plan to dispose of this business segment. Accordingly, the operations related to the design services business have been accounted for as discontinued operations. These operations were sold in January 2002.

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

       Principles of Consolidation

       The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company's investment in ITI is accounted for using the equity method of accounting.

                TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (continued)


       Fair Value of Financial Instruments

       Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments for which it is practicable to estimate fair value. For purposes of the disclosure requirements, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying values of cash, accounts receivable, investments, notes payable and accounts payable are reasonable estimates of fair value due to their maturities.

       Revenue and Expense Recognition

       Revenue from product sales is generally recognized upon shipment of products. This is normally the point at which (a) there is persuasive evidence of a sales arrangement, such as a contract or binding purchase order; (b) the product has been delivered to the customer; (c) the price is fixed or determinable; and (d) collection of the resulting receivable is reasonably assured. In some cases product is shipped to a customer for evaluation or testing. In such cases, revenue is not recognized until the customer has evidenced intent to purchase the product by issuing a non-cancelable purchase order. Sales returns are recorded in the same accounting period as the related revenues.

       Inventories

       Inventories consist of raw materials, work in progress and finished goods, and are stated at the lower of cost (determined on a first-in, first-out basis) or market.

       Property and Equipment

       Property and equipment are generally stated at cost. Property and equipment which in the opinion of management will no longer be utilized in the Company's operations is valued at the lower of cost and fair value less estimated costs of disposal.

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

                TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (continued)



       Receivable From and Investment in Affiliate

       In connection with the sale of the OmniLynx product line, the Company recorded a receivable from ITI in an amount equal to the carrying value of the assets sold. This amount was equal to the estimated net realizable value of those assets. Amounts are payable by ITI to the Company based on the utilization of those assets by ITI and on the financial condition of ITI at certain points in time. See Note 6. The Company assesses the net realizable value of the receivable from ITI based on the historical and projected operating results of ITI and on periodic analysis provided to the Company by ITI.

       The Company's investment in ITI is accounted for using the equity method of accounting. Accordingly, the Company recognizes its proportionate share of ITI's net earnings or loss. The Company further assesses the recoverability of its investment base on various factors, including the operating results and financial condition of ITI.

       Deferred Financing Costs

       A portion of the proceeds from the issuance of convertible debt securities with beneficial conversion features and/or detachable stock purchase warrants is recognized as additional paid-in capital and as a discount to its related debt instrument. The discount related to beneficial conversion features, deferred financing costs in connection with the issuance of debt, and the discount related to detachable stock purchase warrants are amortized on the straight-line method which has produced results similar to the effective interest method.

       Engineering and Development and Software Development Costs

       Engineering and development costs are expensed as incurred. Capitalization of software development costs commences upon the establishment of technological feasibility and ceases when the product is generally available for sale. Both the establishment of technological feasibility and the ongoing assessment of recoverability of capitalized development costs involve judgments by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and possible developments in software and hardware technologies. During the year ended December 31, 2000, the Company capitalized $896,000 of software development costs and charged operations for $1,832,000 of amortization. In addition, in 2000 the Company wrote off and charged operations for the remaining $1,156,000 of unamortized capitalized software as a result of curtailment of operations related to its OmniLynx product line (Note 6). Amortization is based on the greater of estimated product revenues or two years.

       Basic Earnings (Loss) Per Common Share

       The Company uses the weighted average number of shares outstanding to compute basic earnings (loss) per share. Diluted earnings (loss) per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding. In 2002, 2001 and 2000 all potential common shares were anti-dilutive.

                TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (continued)


       Income Taxes

       The Company accounts for income taxes under the liability method as required by SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and income tax bases of assets and liabilities and are measured using the enacted tax rates and laws expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided unless realization of such assets is deemed more likely than not.

       Cash and Cash Equivalents

       For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash held in banks and time deposits having maturities within three months of the date of purchase by the Company.

       Goodwill

       Goodwill, which represents the excess of purchase price over fair value of net assets acquired, has been amortized on a straight-line basis over 10 to 15 years. As of December 31, 2000 the remaining goodwill related entirely to the engineering design services business. This amount was written off in connection with the disposal of the business (Note 4).

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

                TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (continued)



       Had the Company determined compensation cost based on the fair value on the grant date for its stock options under SFAS No. 123, the Company's net losses would have been increased to pro forma amounts as follows:


                                                 Years ended December 31,
                                       --------------------------------------------
                                           2002           2001             2000
                                       ------------    ------------    ------------
                                                    $ (in Thousands)
          Net loss allocable to
            common shareholders:
               As reported             $     (4,350)   $    (21,549)   $    (30,538)
               Pro forma               $     (5,405)   $    (22,751)   $    (33,085)

          Loss per share:
               As reported             $      (0.05)   $      (0.25)   $      (0.37)
               Pro forma               $      (0.06)   $      (0.26)   $      (0.40)

       Reclassification

       Certain prior period balances have been reclassified to conform to the current year presentation.

(3)    Liquidity Matters

       The Company has incurred significant operating losses in 2002, 2001 and 2000; however, the amount of these losses has decreased in each of those years. The Company's operating losses have been funded over the past three years with the proceeds from the sale of debt and equity securities, proceeds from borrowings, proceeds from the sale of assets and, in 2002, with proceeds from the settlement of certain litigation. At December 31, 2002 the Company had outstanding debt obligation amounting to $4,947,000, of which $4,047,000 is due on demand or within one year pursuant to the terms currently in effect.

       The Company's continued existence is dependent on the Company's ability to continue to fund any operating losses and on the restructuring or refinancing of its debt obligations. Subsequent to December 31, 2002 the Company has generated additional capital amounting to $1,500,000 from the sale of equity securities and from the proceeds of new credit facilities (See Note 5 - Subsequent Events). In addition, the Company is engaged in continuing discussions regarding additional sources of capital, as well as the restructuring of its outstanding debt obligations.

       The decrease in operating losses is the result of the disposal of certain operations, specifically those related to the telecommunications industry, the reduction of other operating expenses and increases in net revenues from the Company's defense electronics business. Net revenues from the sale of defense electronic products have increased in each of the last three years and Management expects net revenues to increase further in 2003. Therefore, management believes that the Company's needs for capital to fund operating losses will continue to decline.

       The Company believes that it will be able to fund any further operating losses and to refinance or otherwise restructure its outstanding debt obligations through either the issuance of new equity securities, the incurrence of new debt or the modification of the terms of its existing debt obligations.

                TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (continued)


       There can be no assurance that the Company can accomplish these matters, or can do so under acceptable terms. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(4)    Discontinued Operations

       As of December 31, 2001 the Company had commenced a plan to dispose of its engineering design services business. In January 2002 substantially all of the assets related to this business were sold to Flextronics International, Ltd. ("Flextronics"). Proceeds from the sale amounted to $2,800,000 and consisted of $1,660,000 in cash at closing, a hold-back of $140,000 which was paid six months after the closing and a hold-back of $1,000,000 to be applied against amounts due to Flextronics pursuant to the design services agreement discussed below. In conjunction with the sale, the Company and Flextronics entered into a design services agreement whereby the Company has agreed to purchase and Flextronics has agreed to provide a specified number of hours of engineering design services over the next year. Such services will be charged at agreed upon rates and will aggregate approximately $1,000,000. As of December 31, 2002 the Company had utilized approximately $807,000 of such services and the remaining balance of the hold-back amounted to $193,000.

       The disposal of these operations has resulted in a loss of $956,000 which has been recognized as of December 31, 2001. The loss includes the loss from operations of the design services business from December 31, 2001 to the date of disposal, certain costs associated with the disposal and costs associated with a real estate lease related to those operations. Approximately one year of lease costs, or $249,000 has been charged to the discontinued operations. As of December 31, 2001 the net assets of discontinued operations are comprised of the following (in thousands):

                                                      2001
                                                   ----------
                  Accounts receivable              $      120
                  Inventories                              53
                  Other current assets                     14
                  Property and equipment, net             410
                  Goodwill, net                         2,283
                                                   ----------
                                                   $    2,880
                                                   ==========

       In the third quarter of 2002 the Company reached an agreement in principle regarding certain indemnification obligations to Savage Sports Corporation ("Savage Sports")(See Note 15). Under the agreement, the Company will pay Savage Sports a total of $1,575,000 over a four-year period. Also under the agreement, Savage Sports will fund the cost of insurance programs that are expected to respond to any other such claims that may arise. The Company recorded a charge of $1,520,000 related to this matter in the third quarter of 2002 as a loss from discontinued operations. At December 31, 2002 $1,450,000 is payable under this arrangement of which $1,100,000 is due after one year.

                TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (continued)

(5)    Subsequent Events

       Subsequent to December 31, 2002, the Company has completed a series of financing transactions and is seeking to complete other such transactions and to affect amendments to it credit agreements.

       In January and March 2003, the Company completed private placement transactions in which it issued a total of 4,166,667 shares of common stock and warrants for the purchase of an additional 4,333,333 shares of common stock for aggregate proceeds of $500,000. The warrants have an exercise price of $0.15 per share and are exercisable at any time through March 31, 2007.

       In March 2003, the Company and DNA-CS entered into a revolving line of credit with a bank in order to provide working capital to DNA-CS. Under the facility, DNA-CS may borrow up to $1,000,000. Outstanding amounts are due March 26, 2004; however, DNA-CS may extend such date six months, provided certain conditions are maintained. Interest is payable monthly at the greater of prime plus 1% and 5.25%. At March 31, 2003, $600,000 was outstanding under this facility.

       This working capital facility is secured by the accounts receivable and inventory of DNA-CS, the guarantee of the Company and by limited guarantees provided by certain private investors. As consideration for providing the guarantees that secure the Notes the Company has entered into a Reimbursement Agreement with the guarantors. The Reimbursement Agreement provides that the Company will reimburse the investors for any amounts that they may be required to reimburse the bank pursuant to the guarantees. Pursuant to the Reimbursement Agreement and related agreements, the investors have the right to purchase up to 8,333,333 shares of the Company's common stock for $1,000,000 in cash, the proceeds of which will be used to repay amounts outstanding under the Note and provide for the release of the guarantees. In addition, the investors have received warrants to purchase an aggregate of 9,582,334 shares of the Company's common stock at a price of $0.15 per share. The warrants may be exercised at any time through March 31, 2007.

(6)    Investment in Affiliate

       On August 30, 2001 the Company completed the sale of essentially all of the assets related to the OmniLynx product line to ITI, which is a corporation owned by Singapore Technologies Electronics Ltd. ("STE") and the Company. Concurrent with the sale of the assets the Company contributed $1,250,000 to ITI for its 33% equity interest. The Company has minority board of director representation in ITI and exercises no day-to-day control over the operations of ITI; therefore, the Company accounts for its equity interest using the equity method of accounting. In February 2003 STE purchased additional shares of ITI common stock for $1,500,000. Subsequent to this transaction the Company owns approximately 22% of ITI's common stock.

                TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (continued)


 Summary unaudited financial information for ITI is as follows (in thousands):

                                                     As of
                                                 December 31,
                                                    2002
                                                 ------------
                  Current assets                 $      5,624
                  Non-current assets                       35
                                                 ------------
                                                 $      5,659
                                                 ============

                  Current liabilities            $      3,235
                  Non-current liabilities                  --
                  Stockholders' equity                  2,424
                                                 ------------
                                                 $      5,659
                                                 ============


                                               Twelve months
                                                  ended
                                               December 1,
                                                  2002
                                               -------------
                 Net sales                     $       4,308
                 Cost of sales                         1,968
                 Operating expenses                    3,852
                                               -------------
                 Operating loss                       (1,512)
                 Other income                              4
                                               -------------
                 Loss before taxes                    (1,508)
                 Income taxes                            141
                                               -------------
                 Net loss                      $      (1,367)
                                               =============

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
                                                                             ==========

                TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (continued)

       Pursuant to the sale of the OmniLynx assets to ITI, the Company received a net cash payment of $1,000,000 and is entitled to receive additional amounts from ITI based upon the utilization of inventory acquired from the Company and based on the financial position of ITI at certain points in time. The maximum additional amount that could be received from ITI is approximately $2,700,000, although the Company estimates the actual amount will be significantly less. Because of uncertainties regarding the amount to be received, the Company has recognized no gain or loss on the sale. This resulted in the receivable from ITI being initially recorded at $780,000. The Company retained accounts receivable arising prior to this transaction, as well as accounts payable and other liabilities, such as warranty obligations, which arose prior to the sale. As a result of exiting the OmniLynx business, the Company incurred certain non-recurring expenses totaling $2,101,000 which have been classified as Costs Related to Sale of Assets in the Statement of Operations.

(7)    Inventories

       The components of inventories are as follows (in thousands):

                                                 December 31,
                                           -----------------------
                                              2002        2001
                                           ----------   ----------
           Raw materials                   $    1,658   $    2,615
           Work in progress                       408          493
           Finished goods                         288          154
                                           ----------   ----------
                                Total      $    2,354   $    3,262
                                           ==========   ==========

(8)    Property and Equipment

       Property and equipment are summarized as follows (in thousands):

                                                                     December 31,
                                                               ------------------------
                                                                  2002          2001
                                                               ----------    ----------
           Machinery and equipment                             $    1,048    $      940
           Computer equipment                                         297           288
           Software                                                   388           326
           Furniture and fixtures                                     144           144
           Leasehold improvements                                     101           101
                                                               ----------    ----------
                                                                    1,978         1,799
           Less:
               Accumulated depreciation and amortization           (1,405)       (1,161)
                                                               ----------    ----------
                            Total                              $      573    $      638
                                                               ==========    ==========

                TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (continued)

(9)    Notes payable

       Notes payable consist of the following (in thousands):


                                                      December 31,
                                               ------------------------
                                                  2002          2001
                                               ----------    ----------
          Guaranteed bank facilities (A)       $    4,200    $    6,000
          Short-term notes (B)                        647         1,454
          Other (C)                                   100           100
                                               ----------    ----------
          Amount due within one year                4,947         7,554
          Amount due after one year                (4,047)       (7,554)
                                               ----------    ----------
                                               $      900    $       --
                                               ==========    ==========

       (A) In June 2001 the Company entered into a loan agreement with Bank One, N.A. ("Bank One") which provides for borrowings of up to $4,500,000 on a non-revolving basis. In October 2002 the Company repaid $2,000,000 of this facility with the proceeds from the sale of common stock in a private placement. At this time the facility was amended to provide for maximum borrowings of $2,700,000. All amounts outstanding under this facility are due March 31, 2004 and the maximum amount outstanding is reduced quarterly as follows: April 30, 2003 - $90,000; June 30, 2003 - $810,000; September 30, 2003 - $450,000; December 31, 2003 - $450,000.
       Interest is payable monthly at LIBOR plus 1.75% (3.19% at December 31, 2002). This facility is secured by a letter of credit provided by private investors. At December 31, 2002 the letter of credit has an aggregate face amount of $3,000,000 and has been supplied by a single private investor. In connection with the repayment of amounts under the facility in October of 2002, letters of credit aggregating $2,000,000 were released and cancelled.

       In October 2001 the Company entered into another loan agreement with Bank One which provides for borrowings of up to $1,500,000 on a revolving basis. This facility matured January 31, 2003; however, Bank One has agreed to extend the maturity until June 30, 2003. Interest is payable monthly at prime (4.25% at December 31, 2002). This facility is secured by the guaranty of the private investor that provides the letter of credit discussed above.

       The Company, Bank One and the private investor are engaged in negotiations regarding amendments to the credit facilities described above in order to extend the maturities of the facilities. These amendments may include repayment of certain outstanding amounts with a portion of the proceeds from other financing activities (See Note 5 - Subsequent Events). These negotiations have not been completed and therefore no effect from any such amendments has been reflected in the accompanying financial statements.

       In connection with the letters of credit and guaranty of the above facilities, the Company entered into reimbursement agreements with the parties providing the security. The agreements provide that the Company will reimburse the securing parties for any costs associated with the letters of credit and guaranty, including any amounts which those parties may be required to fund to the bank. The Company has agreed to grant these parties a security interest in certain accounts receivable and inventories in the event they must fund amounts to the bank. In addition, the Company has agreed not to pledge certain of its assets or to incur certain indebtedness in excess of $1,000,000 without the consent of the securing parties. As consideration for providing this security the Company has issued

                TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (continued)


       warrants for the purchase of the Company's common stock to the securing parties and has amended certain other warrants previously held by the parties. The new and amended warrants provide for the purchase of up to 3,970,000 shares of the Company's common stock at a price of $0.15 per share. The warrants generally expire in October, 2004. The fair value of the new warrants and the amendment to the existing warrants is approximately $200,000 using the Black-Scholes pricing model. This amount is being amortized over the average term of the loans and is included in interest expense.

       (B) The private investor providing security for the loan agreements described above, also has provided the Company with a series of cash advances. These advances are pursuant to a series of short-term notes. As of December 31, 2002 one note is outstanding with a maturity of September 15, 2003. The note provides for interest at 8% annually, payable upon maturity of the note.

       (C) Consists of $100,000 payable to an officer and director under a demand note bearing interest of prime plus 3%. This note may be converted into common stock at the option of the holder at the rate of $1.00 per share.

(10)   Commitments

       Leases -

       The Company leases office space and certain equipment under leases expiring at various dates through 2005. Rental expense under operating leases was approximately $791,000, $1,284,000, and $1,345,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

       Future minimum commitments as of December 31, 2002 under operating leases are as follows (in thousands).

                   Years ending December 31,
                   2003                                   $    1,040
                   2004                                          800
                   2005                                          689
                   2006                                           --
                                                          ----------
                       Total minimum lease payments       $    2,529
                                                          ==========

(11)   Employee Benefit Plans

       The Company sponsors defined contribution 401(k) plans for substantially all employees. Pursuant to the plans, employees may request the Company to deduct and contribute amounts from their salary on a pre-tax basis. Employee contributions are subject to certain limitations and the Company may make matching contributions, at its discretion. The Company may also make discretionary contributions in addition to matching contributions. Company contributions vest ratably over periods of four to five years, beginning in the second or first year of employment, respectively. Company contributions to the plans were $136,000, $158,000 and $231,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

                TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (continued)


(12)   Income Taxes

       The difference between the actual income tax benefit and the benefit computed by applying the statutory corporate income tax rate of 34% to pretax losses from continuing operations is attributable to the following (in thousands):

                                                       Years ended December 31,
                                               --------------------------------------
                                                  2002          2001          2000
                                               ----------    ----------    ----------
         Computed expected tax benefit         $   (1,479)   $   (7,327)   $  (10,054)
         Increase in valuation allowance             (168)        7,187         9,328
         Non-deductible expenses                      222           230           251
         Other                                      1,425           (90)          475
                                               ----------    ----------    ----------
                    Tax expense                $       --    $       --    $       --
                                               ==========    ==========    ==========

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001 are as follows (in thousands):

                                                                   December 31,
                                                             ------------------------
                                                                2002          2001
                                                             ----------    ----------
Deferred tax assets:
    Preacquisition net operating loss carryforwards          $    4,831    $    4,831
    Postacquisition net operating loss carryforwards             52,743        52,768
    Accounts receivable                                              --           546
    Inventories                                                     261           176
    Accrued liabilities                                             785           470
    Alternative minimum tax and other credit
      carryforwards                                                  38            38
    Other                                                             3            --
                                                             ----------    ----------
                                                                 58,661        58,829
    Less valuation allowance                                    (58,616)      (58,784)
                                                             ----------    ----------
Deferred tax assets                                          $       45    $       45
Deferred tax liabilities                                            (45)          (45)
                                                             ----------    ----------
                                                             $       --    $       --
                                                             ==========    ==========

At December 31, 2002, the Company had federal operating loss carryforwards of approximately $169,243,000. The future utilization of preacquisition net operating losses of $14,210,000 will be limited under Internal Revenue Code Sections 382 and 383.

                TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (continued)


       Following is a summary of the carryforwards and the expiration dates as of December 31, 2002 (in thousands):

                                                                                        Expiration
                                                                         Amounts          Dates
                                                                       -----------     -------------
         Postacquisition net operating loss carryforwards              $   155,033         2010-2022
         Preacquisition net operating loss carryforwards               $   14,210          2008-2009

(13)   Warrant Issuances

       The Company has issued various series of warrants in connection with debt and equity financings, and as compensation for investment banking and other services. As of December 31, 2002 there were outstanding warrants to purchase 7,907,602 shares of the Company's common stock as follows:

          Shares Subject to Warrants              Exercise Price                   Expiration Date
         -----------------------------         -----------------------          ---------------------
                   199,400                        $0.09                              2004
                 3,970,000                        $0.12                              2003-2005
                 3,738,202                        $2.00 and greater                  2003-2004

       All of the warrants outstanding above are exercisable. In February and March of 2000, warrants for the purchase of 2,495,000 shares of common stock were exercised, resulting in net proceeds to the Company of approximately $5,180,000.

       The issuance of warrants during the three year period ended December 31, 2002 is as follows:

       2002

       In April, 2002 warrants for the purchase of 26,017,308 shares of common stock were returned to the Company and cancelled in exchange for the issuance of 2,000,000 shares of common stock. These warrants had an exercise price of $0.75 per share and stated expiration dates ranging from 2002 to 2004.

       In October, 2002 the Company issued warrants for the purchase of 400,000 shares of common stock at $0.12 per share exercisable through September, 2005 and amended certain other warrants for the purchase of an aggregate of 780,000 shares of common stock to reduce the exercise price from $0.75 per share to $0.12 per share. The amended warrants expire in 2003 and 2004. These transactions were in connection with the sale of 16,666,668 shares of common stock in a private placement, the proceeds of which were used to repay $2,000,000 in notes payable. See Note 9. The Company has valued the warrants issued and the effect of the repricing at $307,000 using the Black-Scholes option pricing model. This amount has been recorded as a deferred financing cost.

       In connection with the restructuring and extension of certain notes payable, the Company in December, 2002 issued warrants for the purchase of 960,000 shares of common stock at $0.12 per share through October, 2004. In connection with this transaction the Company also amended warrants for the purchase of an aggregate of 1,830,000 shares of common stock to provide for an exercise price of $0.12 per share. These warrants, which expire at various dates in 2003 and 2004 previously had exercise prices of from $0.20 per share to $0.80 per share. See Note 9.

                TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (continued)


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

(14)   Employee Stock Option Plan

       In 1995, the Company adopted a stock option plan (the "Plan") pursuant to which the Company's Board of Directors may grant stock options to directors, officers and key employees. The Plan, as amended, authorizes grants of options to purchase up to 15,500,000 shares of authorized common stock. The exercise price for stock options granted may range from 75% to 110% of the fair market value of the shares on the date of grant. All stock options have 10-year terms and vest and become fully exercisable according to schedules determined by the Board of Directors, generally one-third on each of the first three anniversaries of the date of grant. At December 31, 2002, there were 2,734,407 shares available for grant under the Plan. The Plan replaced a predecessor plan which continues only to the extent that there are 140,000 unexercised options outstanding at December 31, 2002.

       The weighted-average fair value per share of stock options granted during 2002, 2001 and 2000 was $0.16, $0.43 and $1.77, respectively, on the dates of grants. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted-average assumptions:

                                                     Years ended December 31,
                                         -----------------------------------------------
                                            2002           2001               2000
                                         ----------       -------        ---------------
           Expected dividend yield                0%            0%            0%
           Stock price volatility               130%          150%          130%
           Risk free interest rate             1.67% to       4.8% to
                                                3.5%          5.4%          6.2%
           Expected option term             7 years       7 years           3 to 5 years

                TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (continued)


         Stock option activity during the periods indicated was as follows:

                                                          Years ended December 31,
                                                 --------------------------------------
                                                    2002          2001          2000
                                                 ----------    ----------    ----------
          Number of options:
            Outstanding, beginning of
               period                             6,268,468     5,530,305     4,372,197
            Granted                               5,621,500     1,917,000     2,458,000
            Exercised                                    --            --      (452,159)
            Canceled                             (1,123,968)   (1,178,837)     (847,733)
                                                 ----------    ----------    ----------
          Outstanding, end of period             10,766,000     6,268,468     5,530,305
          Weighted average exercise price:
            Outstanding, beginning of
               period                            $     1.15    $     1.50    $     1.39
            Granted                              $     0.16    $     0.44    $     2.05
            Exercised                            $       --    $       --    $     2.61
            Canceled                             $     1.58    $     1.62    $     1.91
            Outstanding, end of period           $     0.59    $     1.15    $     1.50

       At December 31, 2002, 2001 and 2000, the number of options exercisable was 7,537,222, 3,724,046 and 2,169,995, respectively, and the weighted-average exercise price of those options was $0.95, $1.40 and $1.92, respectively.

       Additional information with respect to options outstanding at December 31, 2002 is as follows:

                                     Options outstanding                        Options exercisable
                       ------------------------------------------------   -------------------------------
                          Weighted
                          average                          Weighted                           Weighted
                         remaining          Option         average           Option           average
   Exercise prices      contractual         shares         exercise          shares           exercise
     per share             life          outstanding        price          exercisable         price
--------------------   --------------   --------------   --------------   --------------   --------------
   $ 0.380-$1.000          8.79 years        9,201,000   $        0.393        6,300,568   $       0.4623
   $ 1.010-$2.660          6.89 years        1,212,500   $        1.372          968,324   $       1.4130
   $ 2.661-$3.156          5.45 years          352,500   $        3.083          268,330   $       3.0651
                                        --------------                    --------------
                                            10,766,000                         7,537,222
                                        ==============                    ==============

(15)   Contingencies

       A shareholder class action lawsuit was filed in the U. S. District Court for the Northern District of Texas in November 1999 on behalf of all persons and entities who purchased the Company's common stock during the period between February 24, 1998 and November 17, 1998. The named defendants include the Company and certain former and present officers and directors of the Company. The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making false and

                TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (continued)



       misleading statements concerning the Company's reported financial results during the period, primarily relating to revenue recognition, asset impairment and capitalization issues. The plaintiffs seek monetary damages, interest, costs and expenses. In March 2001, the defendants' motion to dismiss the case was denied. In December, 2002 the Court denied the plaintiffs' motion for class certification. The plaintiffs appealed this ruling to the 5th Circuit Court of Appeals which in March 2003 refused to hear the appeal. Certain motions are now pending before the U.
       S. District court to determine the extent of individual plaintiffs' claims in this matter.

       United Pacific Insurance Company, an affiliate of Reliance Insurance Company, the insurance carrier which provides the primary $2 million of insurance coverage for this matter, has been ordered liquidated by the insurance commissioner of the State of Pennsylvania. At this time the Company is unable to determine what amounts, if any, may be available under this insurance coverage and it could be some period of time before we can determine this. We received $300,000 related to this claim from guarantee funds maintained by the insurance commissioner of the State of Texas. If the Company doesn't receive the full benefit of this coverage, there could be a material adverse impact on the Company.

       The Company is contingently liable for certain potential claims that arise out of Savage Arms, Inc., a manufacturer of sporting bolt action rifles (Savage Arms). The Company sold Savage Arms to the Savage Sports Corporation (Savage Sports), and pursuant to the Stock Purchase Agreement executed on October 3, 1995, agreed to indemnify Savage Sports for certain product liability claims, environmental clean-up costs and other contractual liabilities, including certain asserted successor liability claims, that Savage Sports incurred because of Savage Arms.

       In June 2000 Savage filed suit against the Company in Superior Court in Hampton County, Massachusetts seeking reimbursement from the Company of various amounts related to a settlement of various product liability claims between Savage and Emhart Industries, Inc. In January 2001, the Company and Savage entered into a settlement agreement disposing of this litigation. Pursuant to the agreement the Company agreed to pay Savage approximately $1,200,000 over two years, including approximately $600,000 upon the signing of the agreement, and agreed to contribute towards the annual cost of product liability insurance which covers any future claims. A charge related to the settlement was recorded in the financial statements as of December 31, 2000 and is included in the Consolidated Statements of Operations under the caption Interest income and other, net.

       A firearms product liability lawsuit was filed in Alaska Superior Court (the Taylor litigation). Western Auto Supply Co. is a defendant in the Taylor litigation, and has settled the claim for $5 million. Western Auto Supply Co. asserted a third-party claim against Savage Sports seeking indemnification in the amount of the settlement, plus attorneys' fees and related costs. During 2002 Savage reached a settlement on this matter pursuant to which it agreed to pay a total of $1,000,000 over a period of four years. Savage then sought indemnification from the Company for these amounts.

                TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (continued)




       In October, 2002 the Company reached an agreement in principle with Savage regarding all indemnification matters, including the balance of amounts due Savage pursuant to the settlement agreement reached in January, 2001. Under this agreement the Company has agreed to pay Savage a total of $1,575,000, which includes the remaining balance of the prior settlement, over a four year period. Savage has agreed to fund the cost of insurance programs that are expected to respond to any other such claim that may arise in the future. The Company is aware of no such claims and Savage has advised us that they are not aware of any additional claims. The Company recorded a charge of $1,520,000 related to this matter in the third quarter of 2002.

       During 2000, the Company settled a dispute with a former professional service provider which resulted in cash and non-cash proceeds to the Company totaling approximately $1,070,000. This amount is included in the Consolidated Statements of Operations under the caption Interest income and other, net.

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

       Sales to external customers (in thousands):

                                         Years ended December 31,
                                   ------------------------------------
                                      2002         2001         2000
                                   ----------   ----------   ----------
Defense electronics                $    5,036   $    4,195   $    3,599
Optical networking equipment               --        2,368        6,994
Other                                      --          259        1,155
                                   ----------   ----------   ----------
Total                              $    5,036   $    6,822   $   11,748
                                   ==========   ==========   ==========


         Included in the above were direct and indirect export sales of (in thousands):


        Total                      $      183   $      863   $    1,732
                                   ==========   ==========   ==========


                TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (continued)



       Segment-specific margins (gross profit less total engineering and development costs, including capitalized software, and asset write downs for the segment) (in thousands):

                                                   Years ended December 31,
                                           --------------------------------------
                                              2002          2001          2000
                                           ----------    ----------    ----------
        Defense electronics                $   (1,101)   $   (2,710)   $   (1,347)
        Optical networking equipment              (84)       (1,336)      (15,463)
        Other                                    (178)       (2,189)          498
                                           ----------    ----------    ----------
          Subtotal segment specific            (1,363)       (6,235)      (16,312)
        Capitalized software costs                 --            --           896
        All other expenses                     (5,872)      (10,489)      (13,646)
                                           ----------    ----------    ----------
          Operating loss                   $   (7,235)   $  (16,724)   $  (29,062)
                                           ==========    ==========    ==========

       Assets, capital expenditures and depreciation are identifiable only by combined segments, as grouped below (in thousands):

                                                      At December 31,
                                           ------------------------------------
        ASSETS                                2002        2001         2000
                                           ----------   ----------   ----------
        Defense electronics                $    3,760   $    4,052   $    8,450
        Optical networking equipment
          and other                             1,501        2,625        8,902
        Not allocable to a segment              1,463        3,519        6,652
                                           ----------   ----------   ----------
        Total                              $    6,724   $   10,196   $   24,004
                                           ==========   ==========   ==========


                                                  Years ended December 31,
                                           ------------------------------------
                                              2002         2001        2000
                                           ----------   ----------   ----------
        CAPITAL EXPENDITURES
        Defense electronics                $      176   $       83   $      688
        Optical networking equipment
          and other                                --           --        1,165
        Not allocable to a segment                  3          242           35
                                           ----------   ----------   ----------
        Total                              $      179   $      325   $    1,888
                                           ==========   ==========   ==========


        DEPRECIATION
        Defense electronics                $      138   $      130   $      531
        Optical networking equipment
          and other                                --           --        1,509
        Not allocable to a segment                106          528           16
                                           ----------   ----------   ----------
        Total                              $      244   $      658   $    2,056
                                           ==========   ==========   ==========

(17)   Related Party Transactions

       During the year ended December 31, 2000 the Company paid legal fees in the amount of $379,000 for legal services from a law firm affiliated with a former director.

                TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (continued)



(18)   Significant Customers and Concentration of Credit Risk

       In 2002 three defense electronics customers accounted for 37%, 17% and 11%, respectively, of consolidated net revenues. In 2001 one defense electronics customer accounted for 37% of consolidated net revenues.

       In 2000 one optical networking customer accounted for 28% and one defense electronics customer accounted for 20% of consolidated net revenues.

       The Company is subject to credit risk through trade receivables. The Company's customers are generally large prime or subcontractors that are involved in providing products and services to agencies of the United States. Sales terms are normally 30 to 45 days from date of shipment.

(19)   Supplemental Disclosure of Cash Flow Information

                                                   Years ended December 31,
                                               ------------------------------
                                                 2002      2001        2000
                                               --------   --------   --------
         Cash paid during the period for:
            Interest                           $    341   $    131   $    665

       Noncash Financing and Investment Transactions

       During the years ended December 31, 2001 and 2000 the Company recorded the following non-cash financing transactions:

       2001:
       o The Company issued common stock in settlement of approximately $387,000 due to certain former employees pursuant to retention and termination agreements.

       2000:
       o As of December 31, 1999 the Company had outstanding $8,000,000 in notes payable to St. James. These notes were convertible into common stock at the election of St. James at a rate per share equal to the greater of $1.08 and 66 2/3% of the market price at the time of the exchange. The granting of these conversion rights resulted in a beneficial conversion feature in the amount of $1,054,000 which amount has been reflected as a loss on retirement of debt during the year ended December 31, 2000. During the course of 2000 St. James converted the outstanding principal of $8,000,000 and approximately $300,000 of accrued interest into an aggregate of 4,858,438 shares of common stock. This equates to a weighted average conversion rate of approximately $1.71 per share.

       o Also during 2000, a note payable and related accrued interest amounting to approximately $63,000 payable to an employee was converted into 31,687 shares of common stock pursuant to the terms of the note.

       o In January 2000, the Company issued 7,200,000 shares of common stock and warrants for the purchase of 3,600,000 shares of common stock in a private placement. Net proceeds to the Company amounted to approximately $16,800,000. The warrants provide for an exercise price of $2.26 per share and are exercisable through January 2003.

                TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                   (concluded)


       o In March 2000, the Company issued 4,600,000 shares of common stock in a private placement. Net proceeds to the Company amounted to approximately $25,800,000. The Company utilized approximately $7,493,000 of these proceeds to redeem all outstanding Series A Preferred Stock.

       o During 2000, the Company issued 2,495,000 shares of common stock upon the exercise of warrants, including a portion of the warrants issued in connection with the January, 2000 private placement. Proceeds to the Company from the exercise of these warrants amounted to approximately $5,180,000.

(20)   Valuation and Qualifying Accounts

                                                      Additions    Additions
                                         Balance at   charged to   charged to                   Balances
                                         beginning    costs and      other                       at end
                                         of period    expenses      accounts    Deductions      of period
                                         ----------   ----------   ----------   ----------      ----------
                                                                  (In thousands)
Allowance for doubtful accounts:
For the year ended December 31, 2002     $    1,606   $       46   $       --   $    1,652(a)   $       --
For the year ended December 31, 2001     $    1,460   $      285   $       --   $      139(a)   $    1,606
For the year ended December 31, 2000     $    1,078   $    1,168   $       --   $      786(a)   $    1,460

       Notes:
             (a)  Accounts written off

(21)   Quarterly Information (Unaudited)

                                                           Quarter ended:
                                     ------------------------------------------------------------
                                       March 31        June 30       September 30    December 31
                                     ------------    ------------    ------------    ------------
                                               (In thousands, except per share amounts)
Year ended December 31, 2002:
Net revenue                          $      1,630    $      1,659    $        718    $      1,029
Gross profit                         $        871    $        699    $         93    $         39
Income (loss) from continuing
  operations                         $      4,784    $     (2,067)   $     (2,554)   $     (2,993)
Loss from discontinued                         --              --          (1,520)             --
Net income (loss)                    $      4,784    $     (2,067)   $     (4,074)   $     (2,993)
Net income (loss) per share                  0.06           (0.02)          (0.05)          (0.03)

Year ended December 31, 2001:
Net revenue                          $      3,054    $      1,892    $        925    $        951
Gross loss                           $       (120)   $        (61)   $       (585)   $       (373)
Net loss                             $     (4,905)   $     (4,345)   $     (6,747)   $     (5,552)
Net loss per share                   $      (0.06)   $      (0.05)   $      (0.08)   $      (0.06)

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding the Company's executive officers and directors is set forth below. Directors serve one-year terms expiring at the next annual meeting of stockholders. The executive officers of the Company are elected by the Board of Directors.

Name                                Age              Office and Employment During Last Five Years
----                                ---              --------------------------------------------
Herman M. Frietsch                   63              Chairman of the Board since 1989, Chief Executive Officer
                                                     since February 1997, Director since 1988, Executive Chairman from October 1995 to February 1997.

Robert P. Capps                      49              Executive Vice President, Chief Financial Officer, Treasurer and
                                                     Secretary of the Company since August 1999.  Prior to
                                                     joining the Company, Mr. Capps was Executive Vice President and Chief Financial Officer of Dynamex, Inc. from 1996 to
                                                     1999 and Executive Vice President and Chief Financial
                                                     Officer of Hadson Corporation from 1986 until 1996.

 Dr. R. Eugene Helms                 52              Executive Vice President and Corporate Development Officer
                                                     of the Company and President of DNA Computing Solutions,
                                                     Inc., Vice President and Chief Technology Officer since June
                                                     1996.  President and Chief Executive Officer of DNA
                                                     Enterprises, Inc. (a subsidiary of the Company) from April
                                                     1996 to September 1999.  President and Owner of
                                                     TeleSolutions Inc., a consulting firm, from January 1990 to
                                                     1996. Vice President, Engineering of Mizar, Inc., a DSP
                                                     products manufacturer, from March 1994 to October 1995.

Robert E. Garrison II                61              Director of the Company.  Mr. Garrison has been President
                                                     and Chief Executive Officer of Sanders Morris Harris Group,
                                                     Inc., a publicly traded financial services company, since
                                                     January 1999.  Mr. Garrison served as Executive Vice
                                                     President of Investment Banking with Harris, Webb &
                                                     Garrison, a regional investment banking and brokerage firm, from June 1994 to January 1999.  Mr. Garrison is a director of Sanders Morris Harris Group, Inc.  He has been a Director of the Company since July 1997 and is Chairman of the Audit
                                                     Committee and a member of the Stock Option Committee.

Anton von Liechtenstein              62              Director of the Company.  Mr. Liechtenstein is a private
                                                     investor and has not been employed by another company during the past five years.  He has been a Director since 1980 and is
                                                     Chairman of the Stock Option Committee and a member of the
                                                     Audit Committee.


David H. Yedwab                      56              Director of the Company.  Mr. Yedwab has been Executive Vice
                                                     President of the Eastern Management Group, a
                                                     management-consulting firm, since 1987.  He has been a
                                                     Director since July 2000 and is a member of the Audit
                                                     Committee and the Compensation Committee.


                                                                                              Number of securities
                                                                                             remaining available for
                               Number of securities to be      Weighted-average exercise      future issuance under
                                 issued upon exercise of         price of outstanding        equity compensation plans
                                  outstanding options,          options, warrants and         (excluding securities
                                   warrants and rights                 rights                 reflected in column a)
Plan Category                             (a)                           (b)                            (c)
-----------------------------  -----------------------------  ---------------------------  -----------------------------
Equity compensation plans
approved by security holders
                                        7,500,407                       $0.78                         none
-----------------------------  -----------------------------  ---------------------------  -----------------------------
Equity compensation plans
not approved by security
holders(1)                              3,265,593                       $0.16                      2,734,407
-----------------------------  -----------------------------  ---------------------------  -----------------------------
Total                                  10,766,000                       $0.59                      2,734,407
-----------------------------  -----------------------------  ---------------------------  -----------------------------


(1) In August 2002 our Board of Directors approved an amendment to the Company's Amended and Restated Stock Incentive Plan (the "Incentive Plan"), increasing the number of shares of common stock authorized to be issued under the plan to 15,500,000 from 9,500,000. The Incentive Plan has been previously approved by our shareholders. However, the amendment that increased the authorized shares to be issued under the Plan to 15,500,000 has not yet been approved by our shareholders.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Messrs. Capps, Frietsch, Helms, Garrison, Yedwab and Liechtenstein failed to file their Forms 5 with respect to calendar year 2002. A total of six reports were filed late and seven transactions were reported late.

ITEM 11 - EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

         Currently, employee directors receive no cash compensation for their services as directors. Each non-employee, outside director is entitled to receive a cash fee of $1,000 per month for service as a director. Members of the Audit, Compensation, and the Stock Option Committees each are entitled to receive a cash fee of $1,000 per month for each committee on which the director serves. At the election of each director at the beginning of each year, all fees are payable in cash or in Common Stock pursuant to the Directors' Stock Plan. Directors can elect to defer receipt of the stock issued in payment of such fees to a future fiscal year. With respect to fiscal year 2002, all members of the Board elected to receive their fee in cash. Directors also may receive grants of stock options at the discretion of the Board.

         For a discussion of certain transactions between the Company and certain directors and their affiliates, see "Item 13 - Certain Relationships and Related Transactions."

COMPENSATION OF EXECUTIVE OFFICERS

     Summary Compensation Table

         The following table summarizes annual and long-term compensation for each of the last three fiscal years to Herman M. Frietsch, Chief Executive Officer of the Company, and the other two most highly compensated executive officers of the Company who were serving at December 31, 2002 and who received more than $100,000 in salary and bonus during the last fiscal year ended December 31, 2002 (Named Executive Officers).

                           SUMMARY COMPENSATION TABLE
                               Annual Compensation


                                                                                           Long-Term Compensation Awards(1)
------------------------------------------------------------------------------------------------------------------------------
                                                                                                   Securities
                                                                                       Other        Underly-
                                                                                       Annual          ing         All other
Name and Principal                       Fiscal                                        Compen-       Options/       Compen-
Positions                                 Year          Salary ($)     Bonus ($)     sation ($)      SARS (#)      sation $(2)
------------------------------------   ------------   ------------   ------------   ------------   ------------   ------------
Herman M. Frietsch                             2002        290,000             --             --      1,500,000          9,555
Chairman and Chief Executive                   2001        278,850             --             --        200,000         11,566
Officer                                        2000        275,255             --             --        200,000          8,161

Robert P. Capps                                2002        205,000             --                                           --
Executive Vice President, Chief                2001        197,125             --             --        650,000          9,318
Financial Officer, Treasurer and               2000        150,278         10,000             --        100,000         12,238
Secretary                                                                                               165,000          2,624

R. Eugene Helms                                2002        225,000             --             --        800,000         12,906
Executive Vice President and                   2001        225,000             --             --        100,000         15,302
Corporate Development Officer                  2000        210,000             --             --        165,000         14,029

----------

(1) The Company has made no Restricted Stock Awards or Long Term
Incentive Plan payments.

(2) Consists of matching contributions to 401(k) defined contribution plan and insurance premium for life, health and dental insurance.

         The following table sets forth stock options granted in 2002 to each of the named executive officers. The table also sets forth the hypothetical gains that would exist for the options at the end of their ten-year terms at assumed compound annual rates of stock price appreciation of 5% and 10%. The actual future value of the options will depend on the market value of the Company's common stock as the options are vested and exercisable.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                          Individual Grants
                              -------------------------------------------
                                                                                            Potential Realizable
                                Number of      % of Total                                 Value at Assumed Annual
                               Securities       Options/                                    Rates of Stock Price
                               Underlying      Granted to     Exercise                    Appreciation for Option
                                 Options      Employees in      Price      Expiration            Terms(1)
            Name               Granted (#)        2002        ($/Share)       Date            5% ($) 10% ($)
----------------------------- -------------- --------------- ------------ -------------- ---------------------------


Herman M. Frietsch             1,500,000(2)       34%           0.16        08/19/12      150,900       382,500



Robert P. Capps                  650,000(2)       15%           0.16        08/19/12       65,400       165,750



R. Eugene Helms                  800,000(2)       18%           0.16        08/19/12       80,500       204,000


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

(2) Options granted August 19, 2002. Options have a two-year vesting schedule, vesting 50% on December 31, 2002, 25% on the first anniversary of grant and 25% on the second anniversary of the grant, except for such earlier vesting permitted under the terms of the Amended and Restated Stock Incentive Plan.

         The following table sets forth the number of shares acquired on exercise of stock options and the aggregate gains realized on exercise in 2002 by the Named Executive Officers. The table also sets forth the number of shares covered by exercisable and unexercisable options held by such executives on December 31, 2002 and the aggregate gains that would have been realized had these options been exercised on December 31, 2002, even though these options were not exercised, and the unexercisable options could not have been exercised, on December 31, 2002.

                AGGREGATED OPTION/ EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

                                                              Number of Securities            Value of Unexercised
                                                             Underlying Unexercised         In-the-Money Options at
                               Shares                     Options at Fiscal Year-End (#)      Fiscal Year-End(1)($)
                              Acquired      Value
                             on Exercise   Realized
 Name                            (#)          ($)        Exercisable      Unexercisable  Exercisable    Unexercisable
--------------------------- -------------- ----------- ----------------  --------------- ------------ -------------------
Herman M. Frietsch                --           --       2,056,667        833,333            --              --


Robert P. Capps                   --           --        805,000         380,000            --              --


R. Eugene Helms                   --           --       1,020,000        455,000            --              --


(1) Market value of shares covered by in-the-money options on December 31, 2002, less the option exercise price. Options are in-the-money if the market value of the shares greater than the option exercise price.

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

         In the event of a termination by the Company for "cause" (as defined in the agreement) or by Mr. Frietsch "without good reason," then the Company's obligation to pay compensation and benefits shall terminate as of that date, other than for salary and benefits already accrued. In the event of termination of the agreement by the Company "without cause" or by Mr. Frietsch for "good reason" (e.g., a material breach of the employment agreement by the Company, a material change in the nature or scope of his authority and duties, his salary is reduced, bonus eligibility is denied or required compensation payments are not made), then the Company shall pay Mr. Frietsch as severance pay, at Mr. Frietsch's option, in accordance with the general payroll practices of the Company or in a lump sum payment, the greater of (i) $1,000,000 or (ii) the sum of three years of his base salary as of the date of termination. If Mr. Frietsch is terminated upon or following within twelve months of a "change in control," the Company shall pay as severance pay and as liquidated damages, at Mr. Frietsch's option the greater of (i) the sum of three years of his base salary and (ii) $1,000,000. In the event of termination for disability or death, then Mr. Frietsch or his estate, as the case may be, is entitled to receive payments equal to three years of his base salary at the time of termination. All payments shall either be made in accordance with the Company's general payroll practices or in a lump sum payment. Mr. Frietsch is entitled to a gross-up payment to compensate for any excise taxes imposed.

R. Eugene Helms

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of March 31, 2003, unless otherwise noted, with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to own beneficially more than 5% of the outstanding Common Stock; (ii) each director and nominee for director; (iii) each executive officer named in the Summary Compensation Table under the heading "Executive Compensation" below; and (iv) all directors and executive officers of the Company as a group. Unless otherwise indicated, the information included below is based upon the Company's stock transfer records as maintained by the Company's stock transfer agent.

         The number of shares of Common Stock beneficially owned by each director or executive officer is determined pursuant to the rules of the Securities and Exchange Commission (the SEC), and the information is not necessarily indicative of beneficial ownership for any other purpose. Under the SEC's rules, an individual beneficially owns any shares as to which the individual has sole or shared voting power or investment power and any shares, which the individual has the right to acquire through the exercise of any stock option or other right within the next 60 days. Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion herein of any shares deemed beneficially owned does not constitute admission of beneficial ownership of those shares.

          Name and Address                     Amount and Nature of
         of Beneficial Owner                   Beneficial Ownership     Percent of Class
------------------------------------------   -----------------------    ------------------
The Coastal Corporation Second
Pension Trust(11)                                          9,896,251                  8.39%

SSJ Enterprises, LLC(12)                                   9,766,666(1)               7.98%

Morton A. Cohn(13)                                         9,123,334(2)               7.69%

Fayez Sarofim(14)                                          8,923,334(3)               7.52%

Herman M. Frietsch                                         2,623,479(4)               2.18%

Robert P. Capps                                              826,666(5)                  *

R. Eugene Helms                                            1,066,666(6)                  *

Robert H. Garrison                                         4,089,080(7)               3.35%

Anton von Liechtenstein                                    1,038,382(8)                  *

David H. Yedwab                                              500,000(9)                  *

All Directors and Executive Officers
as a group (6 persons)                                    10,144,273(10)              7.98%


(1) Includes 4,333,333 shares issuable upon the exercise of warrants.

(2) Includes 590,000 shares issuable upon the exercise of warrants.

(3) Includes 590,000 shares issuable upon the exercise of warrants.

(4) Includes 1,966,666 shares issuable upon the exercise of options that are currently exercisable or become exercisable by June 15, 2003. Includes 154,813 shares, that assume conversion at a price of $1.00 per dollar of outstanding principal, and interest of a loan made by Mr. Frietsch to the Company in December 1997. Includes 6,000 shares owned beneficially by Mr. Frietsch's spouse as to which he disclaims beneficial ownership.

(5) Represents 826,666 shares issuable upon exercise of options that are currently exercisable or become exercisable by June 15, 2003.

(6) Includes 1,041,666 shares issuable upon the exercise of options that are currently exercisable or become exercisable by June 15, 2003.

(7) Includes 1,000,000 shares issuable upon the exercise of options that are currently exercisable or become exercisable by June 15, 2003, 1,666,667 shares issuable upon the exercise of warrants and 1,250,000 shares issuable upon the exercise of conversion rights associated with a credit facility.

(8) Includes 750,000 shares issuable upon the exercise of options that are currently exercisable or become exercisable by June 15, 2003.

 (9)Represents 500,000 shares issuable upon the exercise of options that are currently exercisable or become exercisable by June 15, 2003.

(10)Includes 6,084,998 shares issuable upon the exercise of options that are currently exercisable or become exercisable by June 15, 2003, 1,666,667 shares issuable upon the exercise of warrants, and 154,813 shares issuable upon the exercise of conversion rights related to certain debt. Includes 6,000 shares owned beneficially by Mr. Frietsch's spouse as to which he disclaims beneficial ownership.

(11)The principal address of The Coastal Corporation Second Pension Trust is 1001 Louisiana Street, Houston, Texas 77002. The share information is provided solely upon information provided by the holder to the SEC on said holder's
Schedule 13D.

(12)The principal address of SSJ Enterprises, LLC is 992 East Seventh Street, Brooklyn, New York 11230. The share information is provided solely upon information provided by the holder to the SEC on said holder's Schedule 13D.

(13)The principal address of Morton A. Cohn is 800 Bering Street, Houston, Texas 77057. The share information is provided solely upon information provided by the holder to the SEC on said holder's Schedule 13D.

(14)The principal address of Fayez Sarofim is Two Houston Center, Suite 2907, Houston, Texas 77010. The share information is provided solely upon information provided by the holder to the SEC on said holder's Schedule 13D.


* Represents less than 1%

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         On April 11, 2002, we issued 1,000,000 shares of Common Stock to The Coastal Corporation Second Pension Trust ("Coastal") in exchange for the return and cancellation of warrants for the purchase of 6,517,308 shares of Common Stock that Coastal held. The 1,000,000 shares of Common Stock are deemed restricted under federal securities laws; however, we have agreed to register these shares with the SEC so Coastal may resell them without restriction.

         On April 11, 2002 we issued 1,000,000 shares of Common Stock to St. James Capital Partners, L.P. and SJMP, L.P. (collectively "St. James") in exchange for the return and cancellation of warrants for the purchase of 19,500,000 shares of Common Stock. . These shares are deemed restricted under federal securities laws; however, we have agreed to register these shares with the SEC so St. James may resell them without restriction.

         The Company is obligated to Mr. Frietsch under a demand note with a principal amount of $100,000. The note bears interest at prime plus 3%. Accrued and unpaid interest amounted to approximately $54,000 as of December 31, 2002. The note and accrued interest is convertible into Common Stock at the option of Mr. Frietsch at a rate of $1.00 per share.

         In March 2003 the Company entered into a Reimbursement Agreement with Robert E. Garrison II, a director of the Company, and certain other private investors. Pursuant to the Reimbursement Agreement Mr. Garrison and the other investors provided limited guarantees amounting to $1,375,000 to secure a revolving credit agreement between the Company's wholly-owned subsidiary, DNA Computing Solutions, Inc. and a bank. The limited guarantee provided by Mr. Garrison amounted to $202,500. As consideration for providing the guarantee Mr. Garrison received the right to purchase 1,250,000 shares of the Company's common stock at a price of $0.12 per share, provided that any proceeds are utilized to repay amounts outstanding under the revolving credit agreement and that the limited guarantee is released by the bank. In addition, Mr. Garrison received warrants for the purchase of 1,666,667 shares of common stock. The warrants have an exercise price of $0.15 per share and are exercisable at any time through March 31, 2007.

ITEM 14 - CONTROLS AND PROCEDURES

         (a) Evaluation of Disclosure Controls and Procedures. The term "disclosure controls and procedures" is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within require time periods. Our Chief Executive Officer and our Chief financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days before the filing of this annual report, and they have concluded that as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

         (b) Changes in Internal Controls. We maintain a system of internal controls that are designed to provide reasonable assurance that our books and records accurately reflect in all material respects our transactions and that our established policies and procedures are followed. There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation by our Chief Executive Officer and our Chief financial Officer, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                     PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         A. The Financial Statements filed as part of this report are listed and indexed on Page 32. Schedules other than those listed in the index have been omitted because they are not applicable or the required information has been included elsewhere in this report.

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

Exhibit     Description of Exhibit
-------     ----------------------
3.1         Amended and Restated Certificate of Incorporation of the Company,
            filed as an exhibit to the Company's Form 8-K filed on February 1, 2001 and incorporated by reference herein.

3.2*        Amended and Restated By-Laws of the Company.

4.1 Warrant issued to Hambrecht & Quist LLC exercisable to purchase up to 33,036 shares of Common Stock at an exercise price of $10.292 per share, expiring May 20, 2003 filed as an exhibit to the Company's Form 10-Q filed on August 14, 1998 and incorporated by reference herein.

4.2 Form of Registration Rights Agreement between the Company and the Buyers, dated as of December 22, 1998 filed as an exhibit to the Company's Form 8-K filed on March 2, 1999 and incorporated by reference herein.

4.3 Form of Warrant to Purchase Common Stock of Intelect Communications, Inc. at an exercise price of $2.998 filed as an exhibit to the Company's Form 8-K filed on March 2, 1999 and incorporated by reference herein.

4.4 Registration Rights Agreement between the Company and Coastal filed as an exhibit to the Company's Form 8-K filed on August 18, 1999 and incorporated by reference herein.

4.5 Registration Rights Agreement among the Company and the Buyers, dated February 24, 1999, relating to the Series E Convertible Preferred Stock and warrants filed as an exhibit to the Company's Form 8-K filed on March 2, 1999 and incorporated by reference herein.

4.6 Form of Warrant to Purchase Common Stock of Intelect Communications, Inc., relating to the Series E Preferred Stock filed as an exhibit to the Company's Form 8-K filed on March 2, 1999 and incorporated by reference herein.

4.7 Form of Warrant issued to Stonegate and the Investors to purchase common stock of Intelect Communications, Inc. at $2.50 per share, subject to adjustment filed as an exhibit to the Company's Form 8-K filed on February 8, 2000 and incorporated by reference herein.

4.8 Warrant issued to Stonegate to purchase 250,000 shares of common stock of Intelect Communications, Inc. at $1.00 per share filed as an exhibit to the Company's Form 8-K filed on February 8, 2000 and incorporated by reference herein.

4.9 Form of Registration Rights Agreement dated January 27, 2000 between Intelect Communications, Inc., the Investors names therein, and Stonegate filed as an exhibit to the Company's Form 8-K filed on February 8, 2000 and incorporated by reference herein.

4.10 Form of Warrant issued to Stonegate affiliates to purchase common stock of Intelect Communications, Inc. at $6.00 per share, subject to adjustment filed as an exhibit to the Company's Form 8-K filed on March 21, 2000 and incorporated by reference herein.

4.11 Form of Registration Rights Agreement dated March 14, 2000 between Intelect Communications, Inc., the Investors named therein, and Stonegate filed as an exhibit to the Company's Form 8-K filed on March 21, 2000 and incorporated by reference herein.

4.12 Form of Amended and Restated Promissory Notes held by officer, convertible into Common Stock of the Company at a rate of $1.00 per share filed as an exhibit to the Company's Form 10-K filed on March 30, 2000 and incorporated by reference herein.

4.13 Securities Purchase Agreement dated September 30, 2002 between the Company and Morton A. Cohn and Fayez Sarofim, filed as an exhibit to the Company's Form 8-K filed October 21, 2002 and incorporated by reference herein.

Exhibit     Description of Exhibit
-------     ----------------------
4.14        Registration Rights Agreement dated September 30, 2002 between the
            Company and Morton A. Cohn and Fayez Sarofim, filed as an exhibit to the Company's Form 8-K filed October 21, 2002 and incorporated by reference herein.

4.15 Form of Amended and Restated Warrant expiring May 31, 2004 with an exercise price of $0.12 per share, filed as an exhibit to the Company's Form 8-K filed October 21, 2002 and incorporated by reference herein.

4.16 Form of Warrant expiring October 31, 2004 with an exercise price of $0.12 per share, filed as an exhibit to the Company's Form 8-K filed October 21, 2002 and incorporated by reference herein.

4.17 Form of Amended and Restated Warrant expiring December 31, 2003 with an exercise price of $0.12 per share, filed as an exhibit to the Company's Form 8-K filed October 21, 2002 and incorporated by reference herein.

4.18 Warrant expiring October 31, 2004 with an exercise price of $0.12 per share, filed as an exhibit to the Company's Form 8-K/A filed January 15, 2003 and incorporated by reference herein.

4.19 Amended and Restated Warrant expiring October 31, 2004 with an exercise price of $0.12 per share, filed as an exhibit to the Company's Form 8-K/A filed January 15, 2003 and incorporated by reference herein.

4.20 Amended and Restated Warrant expiring October 31, 2004 with an exercise price of $0.12 per share, filed as an exhibit to the Company's Form 8-K/A filed January 15, 2003 and incorporated by reference herein.

4.21 Amended and Restated Warrant expiring December 31, 2003 with an exercise price of $0.12 per share, filed as an exhibit to the Company's Form 8-K/A filed January 15, 2003 and incorporated by reference herein.

4.22 Amended and Restated Warrant expiring May 31, 2004 with an exercise price of $0.12 per share, filed as an exhibit to the Company's Form 8-K/A filed January 15, 2003 and incorporated by reference herein.

4.23 Form of Registration Rights Agreement between the Company and certain private investors, filed as an exhibit to the Company's Form 8-K/A filed January 15, 2003 and incorporated by reference herein.

4.24 Exchange Agreement dated April 11, 2002 between the Company and Coastal, filed as an exhibit to the Company's Form 10Q filed May 10, 2002 and incorporated herein by reference.

4.25        Exchange Agreement dated April 11, 2002 between the Company and St.
            James, filed as an exhibit to the Company's Form 10Q filed May 10, 2002 and incorporated herein by reference.

4.26 Registration Rights Agreement dated April 11, 2002 between the Company and St. James, filed as an exhibit to the Company's Form 10Q filed May 10, 2002 and incorporated herein by reference.

4.27 Form of Securities Purchase Agreement dated September 30, 2002 between the Company and certain private investors, filed as an exhibit to the Company's Form 8-K/A filed November 13, 2002 and incorporated by reference herein.

4.28 Form of Registration Rights Agreement dated September 30, 2002 between the Company and certain private investors, filed as an exhibit to the Company's Form 8-K/A filed November 13, 2002 and incorporated by reference herein.

4.29* Form of warrant expiring March 31, 2007 with an exercise price of $0.15 per share.

10.1** Employment Agreement between the Company and Herman Frietsch and Amendment thereto filed as an exhibit to the Company's Form 10-K filed on March 30, 2000 and incorporated by reference herein.

Exhibit     Description of Exhibit
-------     ----------------------
10.2**      Employment Agreement dated as of January 1, 2001 between the Company and Eugene Helms filed as an exhibit to the Company's Form 10-K filed April 15, 2002 and incorporated by reference herein.

10.3* Lease Agreement between Campbell Place One Joint Venture and DNA Enterprises, dated February 1, 1997.

10.4 Agreement to Form Joint Venture dated August 17, 2001 between the Company and Singapore Technologies Electronics Limited filed as an exhibit to the Company's Form 8-K filed September 7, 2001 and incorporated by reference herein.

10.5 Sharing Agreement dated August 30, 2001 among the Company, Intelect Network Technologies Company and Intelect Technologies Inc. filed as an exhibit to the Company's Form 8-K filed September 7, 2001 and incorporated by reference herein.

10.6 Stockholders Agreement dated August 30, 2001 among the Company, Intelect Technologies Inc. and Singapore Technologies Electronics Limited filed as an exhibit to the Company's Form 8-K filed September 7, 2001 and incorporated by reference herein.

10.7 Transition Services Agreement dated August 30, 2001 between the Company and Intelect Technologies Inc. filed as an exhibit to the Company's Form 8-K filed September 7, 2001 and incorporated by reference herein.

10.8 Asset Purchase Agreement dated January 11, 2002 among the Company, Flextronics Design S.D., Inc. and DNA Enterprises, Inc. filed as an exhibit to the Company's Form 8-K filed January 15, 2002 and incorporated by reference herein.

10.9 Design / Engineering Services Agreement dated January 11, 2002 between the Company and Flextronics Design S.D. filed as an exhibit to the Company's Form 8-K filed January 15, 2002 and incorporated by reference herein.

10.10 Form of Promissory Note dated June 1, 2001 in favor of Bank One, N.A. filed as an exhibit to the Company's Form 10-Q filed August 14, 2001 and incorporated by reference herein.

10.11 Business Loan Agreement dated June 1, 2001 between the Company and Bank One, N.A. filed as an exhibit to the Company's Form 10-Q filed August 14, 2001 and incorporated by reference herein.

10.12 Reimbursement Agreement dated June 1, 2001 among the Company and Oscar S. Wyatt, Jr., Fayez Sarofim and Morton Cohn filed as an exhibit to the Company's Form 10-Q filed August 14, 2001 and incorporated by reference herein.

10.13 Form of Promissory Note dated October 12, 2001 in favor of Bank One, N.A. filed as an exhibit to the Company's Form 10-Q filed November 14, 2001 and incorporated by reference herein.

10.14 Loan Agreement dated October 12, 2001 between the Company and Bank One, N.A. filed as an exhibit to the Company's Form 10-Q filed November 14, 2001 and incorporated by reference herein.

10.15 Reimbursement Agreement dated October 12, 2001 between the Company and Oscar S. Wyatt, Jr. filed as an exhibit to the Company's Form 10-Q filed November 14, 2001 and incorporated by reference herein.

10.16 Promissory Note dated October 5, 2001 filed as an exhibit to the Company's Form 10-Q filed November 14, 2001 and incorporated by reference herein.

10.17 Promissory Note dated October 12, 2001 filed as an exhibit to the Company's Form 10-Q filed November 14, 2001 and incorporated by reference herein.

10.18 Promissory Note dated September 29, 2001 filed as an exhibit to the Company's Form 10-K filed April 15, 2002 and incorporated by reference herein.

10.19 Promissory Note dated November 30, 2001 filed as an exhibit to the Company's Form 10-K filed April 15, 2002 and incorporated by reference herein.

10.20 Promissory Note dated December 14, 2001 filed as an exhibit to the Company's Form 10-K filed April 15, 2002 and incorporated by reference herein.

Exhibit     Description of Exhibit
-------     ----------------------
10.21       Promissory Note dated February 11, 2001 filed as an exhibit to the
            Company's Form 10-K filed April 15, 2002 and incorporated by reference herein.

10.22** Employment Agreement dated January 1, 2001 between the Company and Robert P. Capps filed as an exhibit to the Company's Form 10-K filed April 15, 2002 and incorporated by reference herein.

10.23 Release and Settlement Agreement dated January 19, 2001 between the Company and Savage Arms, Inc. filed as an exhibit to the Company's Form 10-K filed April 15, 2002 and incorporated by reference herein.

10.24 Settlement and Release Agreement dated March 4, 2002 among the Company, DNA Enterprises, Inc. and Cadence Design Systems, Inc. filed as an exhibit to the Company's Form 10-K filed April 15, 2002 and incorporated by reference herein.

10.25** Amended and Restated Stock Incentive Plan filed as an exhibit to the Company's Definitive Proxy Statement filed on April 30, 2001 and incorporated by reference herein.

10.26 Amendment to Credit Agreement dated October 3, 2002 between the Company and Bank One, NA, filed as an exhibit to the Company's Form 8-K filed October 21, 2002 and incorporated by reference herein.

10.27 Reimbursement Agreement by and between the Company and O.S. Wyatt, Jr. dated as of December 30, 2002, filed as an exhibit to the Company's Form 8-K/A filed January 15, 2003 and incorporated by reference herein.

10.28 Promissory Note dated October 1, 2002, filed as an exhibit to the Company's Form 8-K/A filed January 15, 2003 and incorporated by reference herein.

10.29 Reimbursement Agreement dated March 26, 2003, filed as an exhibit to the Company's Form 8-K dated March 26, 2003 and incorporated by reference herein.

10.30* Loan Agreement dated March 26, 2003 between DNA Computing Solutions, Inc. and FirstCapital Bank, SSB.

10.31* Note Modification Agreement dated March 31, 2003 between the Company and Bank One, NA.

21.1*       Subsidiaries of the Company

23.1*       Consent of Grant Thornton, LLP

99.1* Certification of Herman M. Frietsch, Chief Executive Officer of TeraForce Technology Corporation, dated April 15, 2003, relating to TeraForce's Annual Report on Form 10-K for the year ended December 31, 2002.

99.2* Certification of Robert P. Capps, Chief Financial Officer of TeraForce Technology Corporation, dated April 15, 2003, relating to TeraForce Annual Report on Form 10-K for the year ended December 31,2002.

--------------------
*    Filed herewith.

** Management contract or other compensatory plan or arrangement.

         C. The Registrant has not filed any reports on Form 8-K during the last quarter of the period covered by this Report, except as follows:

         On October 21, 2002, we filed a Current Report on Form 8-K dated October 3, 2002, reporting events under Item 5 and filing exhibits under Item 7, as amended by the Current Report on Form 8-K/A we filed on November 12, 2002.

         On November 15, 2002, we filed a Current Report on Form 8-K dated November 14, 2002, disclosing information under Item 9 and filing exhibits under
Item 7, as amended by the Current Report on Form 8-K/A we filed on January 15, 2003 and the Current Report on Form 8-K/A we filed on March 25, 2003.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


TERAFORCE TECHNOLOGY CORPORATION
(Registrant)

Date:      April 15, 2003                By:   /s/ HERMAN M. FRIETSCH
      -----------------------------         -----------------------------------
                                               Herman M. Frietsch
                                               Chief Executive Officer


         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 12, 2002.

/s/ HERMAN M. FRIETSCH                               /s/ ANTON VON AND ZU LIECHTENSTEIN
--------------------------------------------         -------------------------------------------
    Herman M. Frietsch                                  Anton von and zu Liechtenstein, Director
    Chief Executive Officer and Director
    (Principal Executive Officer)




/s/ ROBERT P. CAPPS                                  /s/ ROBERT E. GARRISON II
-------------------------------------------          -------------------------------------------
    Robert P. Capps                                     Robert E. Garrison II, Director
    Chief Financial Officer
    (Principal Financial and Accounting Officer)




                                                     /s/ DAVID H. YEDWAB
                                                     --------------------------------------------
                                                        David H. Yedwab, Director


                                 CERTIFICATIONS

I, Herman M. Frietsch certify that:

1. I have reviewed this annual report on Form 10-K of TeraForce Technology Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003

                                         /s/ Herman M. Frietsch
                                         -------------------------------------
                                         Herman M. Frietsch
                                         Chief Executive Officer

I, Robert P. Capps certify that:

1. I have reviewed this annual report on Form 10-K of TeraForce Technology Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 15, 2003


                                              /s/ Robert P. Capps
                                              ------------------------------
                                              Robert P. Capps
                                              Chief Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT                      DESCRIPTION OF EXHIBIT
NO.                          ----------------------
-------



3.1 Amended and Restated Certificate of Incorporation of the Company, filed as an exhibit to the Company's Form 8-K filed on February 1, 2001 and incorporated by reference herein.

3.2*        Amended and Restated By-Laws of the Company.

4.1 Warrant issued to Hambrecht & Quist LLC exercisable to purchase up to 33,036 shares of Common Stock at an exercise price of $10.292 per share, expiring May 20, 2003 filed as an exhibit to the Company's Form 10-Q filed on August 14, 1998 and incorporated by reference herein.

4.2 Form of Registration Rights Agreement between the Company and the Buyers, dated as of December 22, 1998 filed as an exhibit to the Company's Form 8-K filed on March 2, 1999 and incorporated by reference herein.

4.3 Form of Warrant to Purchase Common Stock of Intelect Communications, Inc. at an exercise price of $2.998 filed as an exhibit to the Company's Form 8-K filed on March 2, 1999 and incorporated by reference herein.

4.4 Registration Rights Agreement between the Company and Coastal filed as an exhibit to the Company's Form 8-K filed on August 18, 1999 and incorporated by reference herein.

4.5 Registration Rights Agreement among the Company and the Buyers, dated February 24, 1999, relating to the Series E Convertible Preferred Stock and warrants filed as an exhibit to the Company's Form 8-K filed on March 2, 1999 and incorporated by reference herein.

4.6 Form of Warrant to Purchase Common Stock of Intelect Communications, Inc., relating to the Series E Preferred Stock filed as an exhibit to the Company's Form 8-K filed on March 2, 1999 and incorporated by reference herein.

4.7 Form of Warrant issued to Stonegate and the Investors to purchase common stock of Intelect Communications, Inc. at $2.50 per share, subject to adjustment filed as an exhibit to the Company's Form 8-K filed on February 8, 2000 and incorporated by reference herein.

4.8 Warrant issued to Stonegate to purchase 250,000 shares of common stock of Intelect Communications, Inc. at $1.00 per share filed as an exhibit to the Company's Form 8-K filed on February 8, 2000 and incorporated by reference herein.

4.9 Form of Registration Rights Agreement dated January 27, 2000 between Intelect Communications, Inc., the Investors names therein, and Stonegate filed as an exhibit to the Company's Form 8-K filed on February 8, 2000 and incorporated by reference herein.

4.10 Form of Warrant issued to Stonegate affiliates to purchase common stock of Intelect Communications, Inc. at $6.00 per share, subject to adjustment filed as an exhibit to the Company's Form 8-K filed on March 21, 2000 and incorporated by reference herein.

4.11 Form of Registration Rights Agreement dated March 14, 2000 between Intelect Communications, Inc., the Investors named therein, and Stonegate filed as an exhibit to the Company's Form 8-K filed on March 21, 2000 and incorporated by reference herein.

4.12 Form of Amended and Restated Promissory Notes held by officer, convertible into Common Stock of the Company at a rate of $1.00 per share filed as an exhibit to the Company's Form 10-K filed on March 30, 2000 and incorporated by reference herein.

4.13 Securities Purchase Agreement dated September 30, 2002 between the Company and Morton A. Cohn and Fayez Sarofim, filed as an exhibit to the Company's Form 8-K filed October 21, 2002 and incorporated by reference herein.

4.14 Registration Rights Agreement dated September 30, 2002 between the Company and Morton A. Cohn and Fayez Sarofim, filed as an exhibit to the Company's Form 8-K filed October 21, 2002 and incorporated by reference herein.

4.15 Form of Amended and Restated Warrant expiring May 31, 2004 with an exercise price of $0.12 per share, filed as an exhibit to the Company's Form 8-K filed October 21, 2002 and incorporated by reference herein.

4.16 Form of Warrant expiring October 31, 2004 with an exercise price of $0.12 per share, filed as an exhibit to the Company's Form 8-K filed October 21, 2002 and incorporated by reference herein.

4.17 Form of Amended and Restated Warrant expiring December 31, 2003 with an exercise price of $0.12 per share, filed as an exhibit to the Company's Form 8-K filed October 21, 2002 and incorporated by reference herein.

4.18 Warrant expiring October 31, 2004 with an exercise price of $0.12 per share, filed as an exhibit to the Company's Form 8-K/A filed January 15, 2003 and incorporated by reference herein.

4.19 Amended and Restated Warrant expiring October 31, 2004 with an exercise price of $0.12 per share, filed as an exhibit to the Company's Form 8-K/A filed January 15, 2003 and incorporated by reference herein.

4.20 Amended and Restated Warrant expiring October 31, 2004 with an exercise price of $0.12 per share, filed as an exhibit to the Company's Form 8-K/A filed January 15, 2003 and incorporated by reference herein.

4.21 Amended and Restated Warrant expiring December 31, 2003 with an exercise price of $0.12 per share, filed as an exhibit to the Company's Form 8-K/A filed January 15, 2003 and incorporated by reference herein.

4.22 Amended and Restated Warrant expiring May 31, 2004 with an exercise price of $0.12 per share, filed as an exhibit to the Company's Form 8-K/A filed January 15, 2003 and incorporated by reference herein.

4.23 Form of Registration Rights Agreement between the Company and certain private investors, filed as an exhibit to the Company's Form 8-K/A filed January 15, 2003 and incorporated by reference herein.

4.24 Exchange Agreement dated April 11, 2002 between the Company and Coastal, filed as an exhibit to the Company's Form 10Q filed May 10, 2002 and incorporated herein by reference.

4.25        Exchange Agreement dated April 11, 2002 between the Company and St.
            James, filed as an exhibit to the Company's Form 10Q filed May 10, 2002 and incorporated herein by reference.

4.26 Registration Rights Agreement dated April 11, 2002 between the Company and St. James, filed as an exhibit to the Company's Form 10Q filed May 10, 2002 and incorporated herein by reference.

4.27 Form of Securities Purchase Agreement dated September 30, 2002 between the Company and certain private investors, filed as an exhibit to the Company's Form 8-K/A filed November 13, 2002 and incorporated by reference herein.

4.28 Form of Registration Rights Agreement dated September 30, 2002 between the Company and certain private investors, filed as an exhibit to the Company's Form 8-K/A filed November 13, 2002 and incorporated by reference herein.

4.29* Form of warrant expiring March 31, 2007 with an exercise price of $0.15 per share.

10.1** Employment Agreement between the Company and Herman Frietsch and Amendment thereto filed as an exhibit to the Company's Form 10-K filed on March 30, 2000 and incorporated by reference herein.

10.2** Employment Agreement dated as of January 1, 2001 between the Company and Eugene Helms filed as an exhibit to the Company's Form 10-K filed April 15, 2002 and incorporated by reference herein.

10.3* Lease Agreement between Campbell Place One Joint Venture and DNA Enterprises, dated February 1, 1997.

10.4 Agreement to Form Joint Venture dated August 17, 2001 between the Company and Singapore Technologies Electronics Limited filed as an exhibit to the Company's Form 8-K filed September 7, 2001 and incorporated by reference herein.

10.5 Sharing Agreement dated August 30, 2001 among the Company, Intelect Network Technologies Company and Intelect Technologies Inc. filed as an exhibit to the Company's Form 8-K filed September 7, 2001 and incorporated by reference herein.

10.6 Stockholders Agreement dated August 30, 2001 among the Company, Intelect Technologies Inc. and Singapore Technologies Electronics Limited filed as an exhibit to the Company's Form 8-K filed September 7, 2001 and incorporated by reference herein.

10.7 Transition Services Agreement dated August 30, 2001 between the Company and Intelect Technologies Inc. filed as an exhibit to the Company's Form 8-K filed September 7, 2001 and incorporated by reference herein.

10.8 Asset Purchase Agreement dated January 11, 2002 among the Company, Flextronics Design S.D., Inc. and DNA Enterprises, Inc. filed as an exhibit to the Company's Form 8-K filed January 15, 2002 and incorporated by reference herein.

10.9 Design / Engineering Services Agreement dated January 11, 2002 between the Company and Flextronics Design S.D. filed as an exhibit to the Company's Form 8-K filed January 15, 2002 and incorporated by reference herein.

10.10 Form of Promissory Note dated June 1, 2001 in favor of Bank One, N.A. filed as an exhibit to the Company's Form 10-Q filed August 14, 2001 and incorporated by reference herein.

10.11 Business Loan Agreement dated June 1, 2001 between the Company and Bank One, N.A. filed as an exhibit to the Company's Form 10-Q filed August 14, 2001 and incorporated by reference herein.

10.12 Reimbursement Agreement dated June 1, 2001 among the Company and Oscar S. Wyatt, Jr., Fayez Sarofim and Morton Cohn filed as an exhibit to the Company's Form 10-Q filed August 14, 2001 and incorporated by reference herein.

10.13 Form of Promissory Note dated October 12, 2001 in favor of Bank One, N.A. filed as an exhibit to the Company's Form 10-Q filed November 14, 2001 and incorporated by reference herein.

10.14 Loan Agreement dated October 12, 2001 between the Company and Bank One, N.A. filed as an exhibit to the Company's Form 10-Q filed November 14, 2001 and incorporated by reference herein.

10.15 Reimbursement Agreement dated October 12, 2001 between the Company and Oscar S. Wyatt, Jr. filed as an exhibit to the Company's Form 10-Q filed November 14, 2001 and incorporated by reference herein.

10.16 Promissory Note dated October 5, 2001 filed as an exhibit to the Company's Form 10-Q filed November 14, 2001 and incorporated by reference herein.

10.17 Promissory Note dated October 12, 2001 filed as an exhibit to the Company's Form 10-Q filed November 14, 2001 and incorporated by reference herein.

10.18 Promissory Note dated September 29, 2001 filed as an exhibit to the Company's Form 10-K filed April 15, 2002 and incorporated by reference herein.

10.19 Promissory Note dated November 30, 2001 filed as an exhibit to the Company's Form 10-K filed April 15, 2002 and incorporated by reference herein.

10.20 Promissory Note dated December 14, 2001 filed as an exhibit to the Company's Form 10-K filed April 15, 2002 and incorporated by reference herein.

10.21 Promissory Note dated February 11, 2001 filed as an exhibit to the Company's Form 10-K filed April 15, 2002 and incorporated by reference herein.

10.22** Employment Agreement dated January 1, 2001 between the Company and Robert P. Capps filed as an exhibit to the Company's Form 10-K filed April 15, 2002 and incorporated by reference herein.

10.23 Release and Settlement Agreement dated January 19, 2001 between the Company and Savage Arms, Inc. filed as an exhibit to the Company's Form 10-K filed April 15, 2002 and incorporated by reference herein.

10.24 Settlement and Release Agreement dated March 4, 2002 among the Company, DNA Enterprises, Inc. and Cadence Design Systems, Inc. filed as an exhibit to the Company's Form 10-K filed April 15, 2002 and incorporated by reference herein.

10.25** Amended and Restated Stock Incentive Plan filed as an exhibit to the Company's Definitive Proxy Statement filed on April 30, 2001 and incorporated by reference herein.

10.26 Amendment to Credit Agreement dated October 3, 2002 between the Company and Bank One, NA, filed as an exhibit to the Company's Form 8-K filed October 21, 2002 and incorporated by reference herein.

10.27 Reimbursement Agreement by and between the Company and O.S. Wyatt, Jr. dated as of December 30, 2002, filed as an exhibit to the Company's Form 8-K/A filed January 15, 2003 and incorporated by reference herein.

10.28 Promissory Note dated October 1, 2002, filed as an exhibit to the Company's Form 8-K/A filed January 15, 2003 and incorporated by reference herein.

10.29 Reimbursement Agreement dated March 26, 2003, filed as an exhibit to the Company's Form 8-K dated March 26, 2003 and incorporated by reference herein.

10.30* Loan Agreement dated March 26, 2003 between DNA Computing Solutions, Inc. and FirstCapital Bank, SSB.

10.31* Note Modification Agreement dated March 31, 2003 between the Company and Bank One, NA.

21.1*       Subsidiaries of the Company

23.1*       Consent of Grant Thornton, LLP

99.1* Certification of Herman M. Frietsch, Chief Executive Officer of TeraForce Technology Corporation, dated April 15, 2003, relating to TeraForce's Annual Report on Form 10-K for the year ended December 31, 2002.

99.2* Certification of Robert P. Capps, Chief Financial Officer of TeraForce Technology Corporation, dated April 15, 2003, relating to TeraForce Annual Report on Form 10-K for the year ended December 31, 2002.

--------------------
*    Filed herewith.

** Management contract or other compensatory plan or arrangement.