Form 10-Q
period 2003-03-31
TERAFORCE TECHNOLOGY CORP
filed 2003-05-15
CIK 316672

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


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

                                   ----------

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                              ---      ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes      No  X
                                                ---     ---

There were 118,422,183 shares of Common Stock outstanding as of April 30, 2003.

================================================================================

                TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

                                      INDEX


                                                                           PAGE
                                                                           ----
PART I     FINANCIAL INFORMATION

ITEM 1     FINANCIAL STATEMENTS

           Consolidated Balance Sheets of the Company
           at March 31, 2003 (unaudited) and December 31, 2002               2

           Consolidated Statements of Operations of the Company
           (unaudited) for the three months ended March 31, 2003 and 2002    3

           Consolidated Statements of Cash Flows of the Company
           (unaudited) for the three months ended March 31, 2003 and 2002    4

           Notes to Consolidated Financial Statements                        5

ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                               8

ITEM 3     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK        11

ITEM 4     CONTROLS AND PROCEDURES                                          11

PART II    OTHER INFORMATION                                                12

ITEM 2     CHANGES IN SECURITIES AND USE OF PROCEEDS                        12

ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K                                 12

           SIGNATURES                                                       14

           CERTIFICATIONS                                                   15

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                    (Thousands of dollars, except share data)

                                                                        March 31,       December 31,
                                                                          2003              2002
                                                                       -----------      ------------
                                                                       (unaudited)
                                               Assets
Current assets:
   Cash and cash equivalents                                            $       5        $      55
   Temporary cash investments                                                  --              457
   Accounts receivable                                                        499              573
   Receivables from affiliate                                                 699              699
   Inventories                                                              2,347            2,354
   Prepaid services                                                            74              193
   Prepaid expenses and other current assets                                  746              587
                                                                        ---------        ---------
                Total current assets                                        4,370            4,918

Property and equipment, net                                                   517              573
Investment in affiliate                                                       485              702
Other assets                                                                1,276              531
                                                                        ---------        ---------
                                                                        $   6,648        $   6,724
                                                                        =========        =========

                               Liabilities and Stockholders' Deficit

Current liabilities:
   Notes payable                                                        $   5,547        $   4,047
   Accounts payable                                                         2,071            1,919
   Accrued liabilities                                                      1,612            1,392
                                                                        ---------        ---------
                Total current liabilities                                   9,230            7,358

Long-term notes payable                                                        --              900

Other long-term liabilities                                                   975            1,100

Stockholders' deficit:
   Common Stock, $.01 par value; authorized 200,000,000 shares;
      118,422,183 and 114,255,518 shares issued in 2003 and 2002,
      respectively                                                          1,184            1,143
   Additional paid-in capital                                             186,180          184,953
   Accumulated deficit                                                   (189,334)        (187,143)
                                                                        ---------        ---------
                                                                           (1,970)          (1,047)
   Less 400,474 shares of common stock in treasury at cost                 (1,587)          (1,587)
                                                                        ---------        ---------
                Total stockholders' deficit                                (3,557)          (2,634)
                                                                        ---------        ---------
                                                                        $   6,648        $   6,724
                                                                        =========        =========


See accompanying notes to consolidated condensed financial statements.

                TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 Consolidated Condensed Statements of Operations
                        (Thousands except per share data)



                                                             Three Months Ended March 31,
                                                                2003             2002*
                                                             ---------        ---------
                                                                    (unaudited)
Net revenue                                                  $     953        $   1,630
Cost of revenue                                                    680              759
                                                             ---------        ---------
                 Gross profit                                      273              871
                                                             ---------        ---------
Expenses:
   Engineering and development                                     785            1,037
   Selling and administrative                                    1,204            1,185
                                                             ---------        ---------
                                                                 1,989            2,222
                                                             ---------        ---------
                 Operating loss                                 (1,716)          (1,351)
                                                             ---------        ---------

Other income (expense):
   Litigation settlement                                            --            6,300
   Litigation costs                                                (77)             (52)
   Share of income (loss) of unconsolidated affiliate             (217)              30
   Interest expense                                               (116)            (143)
   Interest income and other                                       (65)              --
                                                             ---------        ---------
                                                                  (475)           6,135
                                                             ---------        ---------

Net income (loss)                                            $  (2,191)       $   4,784
                                                             =========        =========

Basic and diluted income (loss) per share                    $   (0.02)       $    0.06
                                                             =========        =========

Weighted average number of common shares outstanding -
   Basic and diluted                                           115,054           86,688
                                                             =========        =========

*Certain amounts have been reclassified to conform to current classifications.

See accompanying notes to consolidated condensed financial statements.

                TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                             (Thousands of dollars)



                                                                          Three Months Ended March 31,
                                                                          ----------------------------
                                                                              2003           2002
                                                                            -------        -------
                                                                                  (unaudited)
Cash flows from operating activities:
   Net income (loss)                                                        $(2,191)       $ 4,784
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
         Litigation settlement                                                   --         (6,300)
         Utilization of prepaid services                                        119            300
         Depreciation and amortization                                           65             54
         Share of loss (income) from unconsolidated affiliate                   217            (30)
         Other                                                                 (181)            83
         Change in operating assets and liabilities:
               Accounts receivable                                               74              9
               Inventories                                                        6            235
               Accounts payable and accrued liabilities                         371         (1,716)
                                                                            -------        -------
                  Net cash used in operating activities                      (1,520)        (2,581)
                                                                            -------        -------

Cash flows from investing activities:
   Proceeds from litigation settlement                                           --          6,300
   Capital expenditures                                                          (4)           (55)
   Net proceeds from disposal of discontinued operations                         --          1,372
   Software development costs                                                   (83)            --
   Temporary cash investments                                                   457             --
                                                                            -------        -------
                  Net cash provided by investing activities                     370          7,617
                                                                            -------        -------

Cash flows from financing activities:
   Proceeds from issuance of notes payable                                      600            500
   Proceeds from issuance of common stock                                       500             --
   Principal payments on notes payable                                           --         (1,354)
                                                                            -------        -------
                  Net cash provided by (used in) financing activities         1,100           (854)
                                                                            -------        -------

Net increase (decrease) in cash and cash equivalents                            (50)         4,182
Cash and cash equivalents, beginning of period                                   55              1
                                                                            -------        -------
Cash and cash equivalents, end of period                                    $     5        $ 4,183
                                                                            =======        =======


See accompanying notes to consolidated condensed financial statements.

                        TERAFORCE TECHNOLOGY CORPORATION
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)
                                 March 31, 2003



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

         The accompanying consolidated financial statements do not include certain footnotes and financial presentations normally required under accounting principles generally accepted in the United States of America and, therefore, should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

         The Company incurred an operating loss in the first quarter of 2003 and has incurred significant operating losses in 2002, 2001 and 2000. These losses were funded by proceeds from the issuance of equity securities and notes payable, and as of March 31, 2003 notes payable due within one year amounted to $5,547,000. The Company's continued existence is dependent on the Company's ability to continue to fund any operating losses and on the restructuring or refinancing of its debt obligations. In the first quarter of 2003 the Company has generated additional capital amounting to $1,500,000 from the sale of equity securities and from the proceeds of new credit facilities. In addition, the Company is engaged in continuing discussions regarding additional sources of capital, as well as the restructuring of its outstanding debt obligations.

         The Company's operating losses have declined over the three year period ended December 31, 2002 primarily as a result of the disposal of certain operations, specifically those related to the telecommunications industry, the reduction of other operating expenses and increases in net revenues from the Company's defense electronics business. Net revenues from the sale of defense electronics products have increased in each of the last three years and management expects net revenues to increase further in 2003. Therefore, management believes that the Company's needs for capital to fund operating losses will continue to decline.

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

                        TERAFORCE TECHNOLOGY CORPORATION
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)
                                 March 31, 2003


INVENTORIES

           The components of inventories are as follows:

                                                             March 31,      December 31,
                                                               2003             2002
                                                             ---------      ------------
                                                                  ($ Thousands)
Raw materials                                                $   1,628       $   1,658
Work in process                                                    423             408
Finished goods                                                     296             288
                                                             ---------       ---------
                       Total                                 $   2,347       $   2,354
                                                             =========       =========

SEGMENTS OF BUSINESS

         In the three-month periods ended March 31, 2003 and 2002, all of the Company's net revenues were generated from its defense electronics business.

         Segment-specific margins (gross profit less total engineering and development costs, including capitalized software for the segment):

                                                       Three Months Ended March 31,
                                                       ----------------------------
                                                           2003            2002
                                                         --------        --------
                                                              ($ Thousands)
Defense electronics                                      $   (512)       $     97
Optical networking equipment                                   --            (101)
Other                                                          --            (162)
                                                         --------        --------
   Subtotal segment specific                                 (512)           (166)
All other expenses                                         (1,204)         (1,185)
                                                         --------        --------
            Operating loss                               $ (1,716)       $ (1,351)
                                                         ========        ========

Assets identifiable only by combined segments:


                                                           At March 31,  At December 31,
                                                               2003            2002
                                                           ------------  ---------------
                                                                 ($ Thousands)
Defense electronics                                         $  3,834        $  3,760
Optical networking equipment and other                         1,233           1,501
Not allocable to a segment                                     1,581           1,463
                                                            --------        --------
             Total                                          $  6,648        $  6,724
                                                            ========        ========

INCOME TAXES

         For the three months ended March 31, 2003 and 2002, the Company's effective income tax rate differed from the federal statutory rate due to current period tax expense offset by an offsetting change in the valuation allowance for the same amount.

                        TERAFORCE TECHNOLOGY CORPORATION
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)
                                 March 31, 2003



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

                                                     Three Months Ended March 31,
                                                     ----------------------------
                                                        2003              2002
                                                     ----------        ---------
Net income (loss) allocable to
      common shareholders:
           As reported                                $  (2,191)       $   4,784
           Pro forma                                  $  (2,360)       $   4,645

Income (loss) per share:
           As reported                                $   (0.02)       $    0.06
           Pro forma                                  $   (0.02)       $    0.05

EARNINGS PER SHARE

         Basic and diluted earnings per share are the same for the three months ended March 31, 2003 and 2002 because all potential common shares were anti-dilutive for those periods.

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

         In March 2003, the Company and its wholly-owned subsidiary, DNA Computing Solutions, Inc. ("DNA-CS"), entered into a revolving line of credit with a bank in order to provide working capital to DNA-CS. Under the facility, DNA-CS may borrow up to $1,000,000. Outstanding amounts are due March 26, 2004; however, DNA-CS may extend such date six months, provided certain conditions are maintained. Interest is payable monthly at the greater of prime plus 1% and 5.25%. At March 31, 2003, $600,000 was outstanding under this facility.

         This working capital facility is secured by the accounts receivable and inventory of DNA-CS, the guarantee of the Company and by limited guarantees provided by certain private investors. As consideration for providing the guarantees that secure the Notes the Company has entered into a Reimbursement Agreement with the guarantors. The Reimbursement Agreement provides that the Company will reimburse the investors for any amounts that they may be required to reimburse the bank pursuant to the guarantees. Pursuant to the Reimbursement Agreement and related agreements,

                        TERAFORCE TECHNOLOGY CORPORATION
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)
                                 March 31, 2003


as of March 26, 2003 the investors have the right to purchase up to 8,333,333 shares of the Company's common stock for $1,000,000 in cash, the proceeds of which will be used to repay amounts outstanding under the Note and provide for the release of the guarantees. In addition, as of March 26, 2003 the investors received warrants to purchase an aggregate of 9,583,333 shares of the Company's common stock at a price of $0.15 per share. The warrants may be exercised at any time through March 31, 2007. The Company has valued the warrants at approximately $360,000, using the Black-Scholes pricing model. This amount and beneficial conversion feature in the amount of approximately $408,000 related to the purchase rights have been recorded as deferred financing costs.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE PERIOD ENDED MARCH 31, 2003

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

--------------------------------------------------------------------------------
COMPARISON OF FIRST QUARTER 2003 TO FIRST QUARTER 2002
--------------------------------------------------------------------------------

NET REVENUE

         For the first quarter of 2003 and 2002 all of our net revenues were generated by our defense electronics business. Net revenue from defense electronics decreased 42% in the first quarter of 2003 as compared to the first quarter of 2002. However, in the first quarter of 2003 the Company's bookings of new orders amounted to approximately $4,000,000 and the Company's backlog of orders amounted to approximately $3,200,000 at March 31, 2003, compared to a backlog of approximately $500,000 at March 31, 2002. The decline in net revenues in the first quarter of 2003 is due, in part, to the timing of shipments based on customer requirements. In addition, due to our increased working capital needs related to the increase in orders and unexpected delays in completing financing arrangements in the first quarter of 2003, we experienced delays in payments to some of our vendors. These delays temporarily affected our ability to complete orders. Management believes that the financing arrangements that have been concluded and that are being negotiated will alleviate the liquidity difficulties and that revenues during the balance of 2003 will increase as compared to 2002.

GROSS PROFIT

         Gross profit from defense electronics decreased in the first quarter of 2003 as compared to the first quarter of 2002 due to the decline in net revenues between these periods.

ENGINEERING AND DEVELOPMENT EXPENSE

         Engineering and development expense decreased 33% to $785,000 in the first quarter of 2003 from $1,037,000 in the same period in 2002. Costs by product line are as follows:

                                                         Three Months Ended March 31,
                                                         ----------------------------
                                                            2003              2002
                                                         ----------       -----------
                                                                ($ Thousands)
Defense electronics                                      $    785         $     774
Optical networking products                                    --               101
Other                                                          --               162
                                                         --------         ---------
                                                         $    785         $   1,037
                                                         ========         =========

         Engineering and development expenses related to defense electronics in the first quarter of 2003 reflect on-going enhancements of the VQG4 product line and our new Eagle product that was introduced at the end of the first quarter of 2003. All development activities, other than those related to our defense electronic products, were terminated in 2002. Included in engineering and development expenses during the first quarter of 2003 and 2002 is approximately $119,000 and $300,000, respectively, related to design services provided by Flextronics International, Ltd. These services are provided under the engineering design services agreements we entered into when we sold our engineering design services business in January 2002.

SELLING AND ADMINISTRATIVE EXPENSE

         Selling and administrative expenses increased less than 2% in the first quarter of 2003 as compared to the first quarter of 2002.

LITIGATION SETTLEMENT

         In March 2002 we settled our outstanding litigation against Cadence Design Systems, Inc. We received $6,300,000, net of attorney fees, from this settlement.

LITIGATION COSTS

         Litigation costs represent legal fees and expenses related to the shareholder action.

INTEREST EXPENSE

         Interest expense decreased by $27,000 in the first quarter of 2003 as compared to the first three months of 2002 because of decreased borrowings and lower interest rates.

--------------------------------------------------------------------------------
LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

         As of March 31, 2003 our working capital deficit was $4,860,000, which included $5,547,000 of notes payable due within one year. Of these amounts, approximately $1,600,000 is due on demand or by June 30, 2003. At March 31, 2003 we had $400,000 available for borrowing under a revolving bank credit agreement.

OPERATING ACTIVITIES

         Net cash used in operations for the three months ended March 31, 2003 amounted to $1,520,000. This amount arose primarily from the net loss of $2,191,000, offset by non-cash charges of $119,000 from the utilization of prepaid services and $217,000 related to our share of the loss from our unconsolidated affiliate.

INVESTING ACTIVITIES

         For the three months ended March 31, 2003, investing activities provided cash in the amount of $370,000, primarily from the liquidation of temporary cash investments.

FINANCING ACTIVITIES

         In January and March 2003, we completed private placement transactions in which we issued a total of 4,166,667 shares of common stock and warrants for the purchase of an additional 4,333,333 shares of common stock for aggregate proceeds of $500,000. The warrants have an exercise price of $0.15 per share and are exercisable at any time through March 31, 2007.

         In March 2003, the Company and DNA-CS entered into a revolving line of credit with a bank in order to provide working capital to DNA-CS. Under the facility, DNA-CS may borrow up to $1,000,000. Outstanding amounts are due March 26, 2004; however, DNA-CS may extend the maturity date six months, provided certain conditions are maintained. Interest is payable monthly at the greater of prime plus 1% and 5.25%. At March 31, 2003 $600,000 was outstanding under this facility. This working capital facility is secured by the accounts receivable and inventory of DNA-CS, the guarantee of the Company and by limited guarantees provided by certain private investors. As consideration for providing the guarantees that secure the facility the Company has entered into a Reimbursement Agreement with the guarantors. The Reimbursement Agreement provides that the Company will reimburse the investors for any amounts that may be required to reimburse the bank pursuant to the guarantees. Pursuant to the Reimbursement Agreement and related agreements, the investors have the right to purchase up to 8,333,333 shares of the Company's common stock for $1,000,000 in cash, and the proceeds will be used to repay amounts outstanding under the facility and provide for the release of the guarantees. In addition, the investors have received warrants to purchase an aggregate of 9,582,334 shares of the Company's common stock at a price of $0.15 per share. The warrants may be exercised at any time through March 31, 2007.

LIQUIDITY OUTLOOK

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

         In connection with the financing activities described above, we have been negotiating amendments to our credit agreements with Bank One NA ("Bank One") and a private investor who has provided security to Bank One related to these agreements. Currently, the Company has $1,500,000 outstanding under a Loan Agreement with Bank One that is secured by the guarantee of the private investor. This agreement has been amended to extend the maturity to July 31, 2003. In addition, the Company has outstanding $2,700,000 under a Credit Agreement with Bank One that is secured by a letter of credit provided by this same private investor. Amounts outstanding under this facility are due March 31, 2004, with periodic reductions beginning May 30, 2003. The Company, Bank One and the private investor are currently engaged in discussion to amend these agreements in order to extend the maturities of these obligations. These discussions have not yet been concluded and there is no assurance that the Company will be able to reach agreements acceptable to all parties involved. If we are unable to reach agreements related to our debt obligations and if we are unable to obtain required additional working capital, it may have a material adverse effect on our operations.

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

         Potential sources of additional capital include the sale of additional debt or equity securities, other debt, such as bank debt, and the sale of assets. A sale of additional securities could result in dilution to existing common shareholders. There is no assurance that additional capital will be available under terms that are acceptable to us.

CONTINGENT LIABILITIES

         As discussed in "ITEM 3 - Legal Proceedings" in the Company's Annual Report on Form 10-K, the Company is exposed to certain contingent liabilities which, if resolved adversely to the Company, would adversely affect its liquidity, its results of operations, and/or its financial position.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We have outstanding debt at March 31, 2003 amounting to $6,300,000 that bears interest at a variable interest rate. This interest is based on a widely used reference interest rate known as LIBOR. An increase of 50 basis points in LIBOR would result in an increase in our annual interest expense of $31,500.

ITEM 4 - CONTROLS AND PROCEDURES

         a) Evaluation of Disclosure Controls and Procedures. The term "disclosure controls and procedures" is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days before the filing of this quarterly report, and they have concluded that as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

         b) Changes in Internal Controls. We maintain a system of internal controls that are designed to provide reasonable assurance that our books and records accurately reflect in all material respects our transactions and that our established policies and procedures are followed. There were no significant changes to our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation by our Chief Executive Officer and our Chief Financial Officer, involving any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

         In the first quarter of 2003 we issued a total of 5,166,667 shares of our common stock and warrants for the purchase of an additional 4,333,333 shares of common stock in a series of private placements. Proceeds to us from these transactions totaled $620,000 and were used for working capital. The warrants have an exercise price of $0.15 per share and may be exercised at any time through March 31, 2007. The Company's sales of common stock were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the Securities Act), and pursuant to Rule 506 of Regulation D of the Securities Act. A Rule 506 exemption was available for these sales because the Company sold only to accredited investors; the Company did not solicit or advertise the sales; a restrictive legend was placed on each certificate issued describing the restrictions against resale; and a Form D was filed with the Securities and Exchange Commission and in each state where the individual investors reside.

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

99.1            906 Certificate

99.2            906 Certificate

         B. The Company has not filed any report on Form 8-K during the period covered by this Report, except as follows:

         On January 15, 2003, we filed a Current Report on Form 8-K/A amending the Current Report on Form 8-K dated October 3, 2002, disclosing information under Item 5 and filing exhibits under Item 9.

         On March 25, 2003, we filed a Current Report on Form 8-K/A amending the Current Report on Form 8-K dated October 3, 2002, disclosing information under
Item 5 and filing exhibits under Item 9.

         On March 26, 2003 we filed a Current Report on Form 8-K dated March 26, 2003, disclosing information under Item 5 and filing exhibits under Item 9.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        TERAFORCE TECHNOLOGY CORPORATION.
                                  (Registrant)



Date:  May 15, 2003               /s/ ROBERT P. CAPPS
       -----------------          ---------------------------------------------
                                   Robert P. Capps
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)




Date:  May 15, 2003               /s/ HERMAN M. FRIETSCH
       -----------------          ---------------------------------------------
                                   Herman M. Frietsch
                                   Chief Executive Officer and Director
                                   (Principal Executive Officer)

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

Date: May 15, 2003


                                        /s/ HERMAN M. FRIETSCH
                                        -----------------------
                                        Herman M. Frietsch
                                        Chief Executive Officer

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

Date: May 15, 2003


                                             /s/ ROBERT P. CAPPS
                                             -----------------------
                                             Robert P. Capps
                                             Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit         Description
-------         -----------
 99.1           906 Certificate

 99.2           906 Certificate