Form 10-Q
period 2003-06-30
TERAFORCE TECHNOLOGY CORP
filed 2003-08-14
CIK 316672

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


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

                                   ----------

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

There were 118,532,185 shares of Common Stock outstanding as of July 31, 2003.

================================================================================

                TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                                                            PAGE
                                                                                                            ----
PART I             FINANCIAL INFORMATION

ITEM 1             FINANCIAL STATEMENTS

                   Consolidated Balance Sheets of the Company
                   at June 30, 2003 (unaudited) and December 31, 2002                                           2

                   Consolidated Statements of Operations of the Company
                   (unaudited) for the three months and six months ended June 30, 2003 and 2002                 3

                   Consolidated Statements of Cash Flows of the Company
                   (unaudited) for the six months ended June 30, 2003 and 2002                                  4

                   Notes to Consolidated Financial Statements                                                   5

ITEM 2             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS                                                         10

ITEM 3             QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK                                   13

ITEM 4             CONTROLS AND PROCEDURES                                                                     13


PART II            OTHER INFORMATION

ITEM 6             EXHIBITS AND REPORTS ON FORM 8-K                                                            14

                   SIGNATURES                                                                                  15

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                    (Thousands of dollars, except share data)

                                                                         June 30,        December 31,
                                                                           2003              2002
                                                                       ------------      ------------
                                                                       (unaudited)
                                     Assets
Current assets:
   Cash and cash equivalents                                           $          1      $         55
   Temporary cash investments                                                    --               457
   Accounts receivable                                                          580               573
   Receivables from affiliate                                                    --               699
   Inventories                                                                2,018             2,354
   Prepaid services                                                              26               193
   Prepaid expenses and other current assets                                    456               587
                                                                       ------------      ------------
              Total current assets                                            3,081             4,918

Property and equipment, net                                                     460               573
Investment in and receivables from affiliate                                  1,032               702
Other assets                                                                  1,105               531
                                                                       ------------      ------------
                                                                       $      5,678      $      6,724
                                                                       ============      ============

                      Liabilities and Stockholders' Deficit

Current liabilities:
   Notes payable                                                       $      4,547      $      4,047
   Accounts payable                                                           2,423             1,919
   Accrued liabilities                                                        1,668             1,392
                                                                       ------------      ------------
              Total current liabilities                                       8,638             7,358

Long-term notes payable                                                       1,397               900

Other long-term liabilities                                                   1,075             1,100

Stockholders' deficit:
   Common Stock, $.01 par value; authorized 200,000,000 shares;
     118,532,185 and 114,255,518 shares issued in 2003 and 2002,
     respectively                                                             1,185             1,143
   Additional paid-in capital                                               186,191           184,953
   Accumulated deficit                                                     (191,221)         (187,143)
                                                                       ------------      ------------
                                                                             (3,845)           (1,047)
   Less 400,474 shares of common stock in treasury at cost                   (1,587)           (1,587)
                                                                       ------------      ------------
              Total stockholders' deficit                                    (5,432)           (2,634)
                                                                       ------------      ------------
                                                                       $      5,678      $      6,724
                                                                       ============      ============

See accompanying notes to consolidated condensed financial statements.

                TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 Consolidated Condensed Statements of Operations
                  (Thousands of dollars, except per share data)


                                                             Three Months Ended                  Six Months Ended
                                                                  June 30,                           June 30,
                                                       ------------------------------      ------------------------------
                                                           2003              2002              2003              2002
                                                       ------------      ------------      ------------      ------------
                                                                                  (unaudited)
Net revenues                                           $      1,385      $      1,659      $      2,338      $      3,289
Cost of revenue                                                 977               960             1,657             1,719
                                                       ------------      ------------      ------------      ------------
     Gross profit                                               408               699               681             1,570
                                                       ------------      ------------      ------------      ------------

Expenses:
   Engineering and development                                  696               903             1,481             1,940
   Selling and administrative                                 1,147             1,777             2,351             2,962
                                                       ------------      ------------      ------------      ------------
                                                              1,843             2,680             3,832             4,902
                                                       ------------      ------------      ------------      ------------
     Operating loss                                          (1,435)           (1,981)           (3,151)           (3,332)
                                                       ------------      ------------      ------------      ------------

Other income (expense):
   Litigation settlement                                         --                --                --             6,300
   Litigation costs, net of
     insurance reimbursement                                    (48)              143              (125)               91
   Share of income (loss) of unconsolidated
     affiliate                                                 (152)             (136)             (369)             (106)
   Interest expense                                            (252)             (115)             (368)             (258)
   Interest income and other                                     --                22               (65)               22
                                                       ------------      ------------      ------------      ------------
                                                               (452)              (86)             (927)            6,049
                                                       ------------      ------------      ------------      ------------
   Net income (loss)                                   $     (1,887)     $     (2,067)     $     (4,078)     $      2,717
                                                       ============      ============      ============      ============

Basic and diluted income (loss) per share              $       (.02)     $       (.02)     $       (.03)     $        .03
                                                       ============      ============      ============      ============

Weighted average number of common shares
   outstanding - basic and diluted                          118,080            88,469           116,575            87,583
                                                       ============      ============      ============      ============


See accompanying notes to consolidated condensed financial statements.

                TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                             (Thousands of dollars)


                                                                             Six Months Ended June 30,
                                                                           ------------------------------
                                                                               2003              2002
                                                                           ------------      ------------
                                                                                    (unaudited)
Cash flows from operating activities:
   Net income (loss)                                                       $     (4,078)     $      2,717
   Adjustments to reconcile net loss to
     net cash used in operating activities:
        Litigation settlement                                                        --            (6,300)
        Utilization of prepaid services                                             167               560
        Depreciation and amortization                                               129               113
        Share of loss from unconsolidated affiliate                                 369               106
        Other                                                                       375                77
        Changes in operating assets and liabilities:
             Accounts receivable                                                     (7)             (700)
             Inventories                                                            336               571
             Accounts payable and accrued liabilities                               780            (1,698)
                                                                           ------------      ------------
               Net cash used in operating activities                             (1,929)           (4,554)
                                                                           ------------      ------------

Cash flows from investing activities:
   Proceeds from litigation settlement                                               --             6,300
   Capital expenditures                                                              (7)             (118)
   Investment in temporary cash investments                                          --              (867)
   Net proceeds from disposal of discontinued operations                             --             1,198
   Software development costs                                                       (83)               --
   Temporary cash investments                                                       457                --
   Other                                                                             --                53
                                                                           ------------      ------------
               Net cash used in investing activities                                367             6,566
                                                                           ------------      ------------

Cash flows from financing activities:
   Proceeds from issuance of notes payable                                          997               500
   Proceeds from issuance of common stock                                           511                --
   Principal payments on notes payable                                               --            (1,354)
                                                                           ------------      ------------
               Net cash provided by (used in) investing activities                1,508              (854)
                                                                           ------------      ------------

Net increase (decrease) in cash and cash equivalents                                (54)            1,158
Cash and cash equivalents, beginning of period                                       55                 1
                                                                           ------------      ------------
Cash and cash equivalents, end of period                                   $          1      $      1,159
                                                                           ============      ============

See accompanying notes to consolidated condensed financial statements.

                        TERAFORCE TECHNOLOGY CORPORATION
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)
                                  June 30, 2003


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

         The Company incurred an operating loss in the first six months of 2003 and has incurred significant operating losses in 2002, 2001 and 2000. These losses were funded by proceeds from the issuance of equity securities and notes payable, and as of June 30, 2003, notes payable due within one year amounted to $4,547,000. The Company's continued existence is dependent on the Company's ability to continue to fund any operating losses and on the restructuring or refinancing of its debt obligations. In the first six months of 2003 the Company has generated additional capital amounting to approximately $1,500,000 from the sale of equity securities and from the proceeds of new credit facilities. In July and August 2003, the Company generated approximately $2,800,000 in capital from the sale of convertible notes.

         The Company's operating losses have declined over the three year period ended December 31, 2002, primarily as a result of the disposal of certain operations, specifically those related to the telecommunications industry, the reduction of other operating expenses and increases in net revenues from the Company's defense electronics business. Net revenues from the sale of defense electronics products have increased in each of the last three years and management expects net revenues to increase further in 2003. Therefore, management believes that the Company's needs for capital to fund operating losses will continue to decline.

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

                        TERAFORCE TECHNOLOGY CORPORATION
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)
                                  June 30, 2003


INVENTORIES

         The components of inventories are as follows:

                                               June 30,       December 31,
                                                 2003             2002
                                             ------------     ------------
                                                    ($ Thousands)
     Raw materials                           $      1,403     $      1,658
     Work in process                                  265              408
     Finished goods                                   350              288
                                             ------------     ------------
                          Total              $      2,018     $      2,354
                                             ============     ============

SEGMENTS OF BUSINESS

         In the three and six month periods ended June 30, 2003 and 2002, all of the Company's net revenues were generated from its defense electronics business.

         Segment-specific margins (gross profit less total engineering and development costs, including capitalized software for the segment):

                                                        Three Months Ended                  Six Months Ended
                                                             June 30,                            June 30,
                                                  ------------------------------      ------------------------------
                                                      2003              2002              2003              2002
                                                  ------------      ------------      ------------      ------------
                                                                            ($ Thousands)
     Defense electronics                          $       (288)     $        (97)     $       (800)     $         --
     Optical networking equipment                           --               (94)               --              (195)
     Other                                                  --               (13)               --              (175)
                                                  ------------      ------------      ------------      ------------
       Subtotal segment specific                          (288)             (204)             (800)             (370)
     All other expenses                                 (1,147)           (1,777)           (2,351)           (2,962)
                                                  ------------      ------------      ------------      ------------
              Operating loss                      $     (1,435)     $     (1,981)     $     (3,151)     $     (3,332)
                                                  ============      ============      ============      ============

                                                      At June 30,    At December 31,
                                                          2003             2002
                                                      ------------   ---------------
                                                             ($ Thousands)
     Defense electronics                              $      3,452     $      3,760
     Optical networking equipment and other                  1,082            1,501
     Not allocable to a segment                              1,144            1,463
                                                      ------------     ------------
                Total                                 $      5,678     $      6,724
                                                      ============     ============

INCOME TAXES

         For the three and six month period ended June 30, 2002, the Company's effective income tax rate differed from the federal statutory rate due to current period tax expense offset by an offsetting change in the valuation allowance for the same amount.

                        TERAFORCE TECHNOLOGY CORPORATION
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)
                                  June 30, 2003


STOCK OPTION PLAN

         The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, "Accounting for Stock-Based Compensation," requires pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. There was no stock based compensation expense recorded for any period.

                                                        Three Months Ended                   Six Months Ended
                                                             June 30,                            June 30,
                                                  ------------------------------      ------------------------------
                                                      2003              2002              2003              2002
                                                  ------------      ------------      ------------      ------------
                                                                            ($ Thousands)
     Net  income (loss) allocable to
         common shareholders:
              As reported                         $     (1,887)     $     (2,067)     $     (4,078)     $      2,717
              Pro forma                           $     (2,071)     $     (2,321)     $     (4,425)     $      2,324

     Income (loss) per share:
              As reported                         $       (.02)     $       (.02)     $       (.03)     $        .03
              Pro Forma                           $       (.02)     $       (.03)     $       (.04)     $        .03

EARNINGS PER SHARE

         Basic and diluted earnings or loss per share are the same for the three and six month periods ended June 30, 2003 and 2002 because all potential common shares were anti-dilutive for those periods.

NOTES PAYABLE

         The Company has amended its credit agreements with Bank One, NA ("Bank One"). Amounts outstanding under the Company's $1.5 million credit agreement with Bank One have been combined with the Company's $2.7 million credit agreement with Bank One and the $1.5 million agreement has been terminated. Amounts outstanding under the amended $4.2 million agreement are due June 27, 2004, with no mandatory reductions prior to that time. Interest is payable monthly at LIBOR plus 1.75% (2.86% at June 30, 2003). The facility is secured by a letter of credit provided by a private investor.

         The Company has agreed to utilize up to $400,000 of the available proceeds from the issuance of convertible subordinated notes (See "Subsequent Events") to repay accrued interest and outstanding principal under an approximately $650,000 promissory note to the private investor that provides the security for the Bank One credit agreement. The investor has agreed to extend the maturity of this note to June 30, 2004. The note is unsecured and bears interest at 8%, payable at maturity.

         In March 2003, the Company and its wholly-owned subsidiary, DNA Computing Solutions, Inc. ("DNA-CS"), entered into a revolving line of credit with a bank in order to provide working

                        TERAFORCE TECHNOLOGY CORPORATION
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)
                                  June 30, 2003


capital to DNA-CS. Under the facility, DNA-CS may borrow up to $1,000,000. Outstanding amounts are due March 26, 2004; however, DNA-CS may extend such date six months, provided certain conditions are maintained. Interest is payable monthly at the greater of prime plus 1% and 5.25%. At June 30, 2003, approximately $1,000,000 was outstanding under this facility.

         This working capital facility is secured by the accounts receivable and inventory of DNA-CS, the guarantee of the Company and by limited guarantees provided by certain private investors. As consideration for providing the guarantees that secure the Notes the Company has entered into a Reimbursement Agreement with the guarantors. The Reimbursement Agreement provides that the Company will reimburse the investors for any amounts that they may be required to reimburse the bank pursuant to the guarantees. Pursuant to the Reimbursement Agreement and related agreements, as of March 26, 2003 the investors have the right to purchase up to 8,333,333 shares of the Company's common stock for $1,000,000 in cash, the proceeds of which will be used to repay amounts outstanding under the Note and provide for the release of the guarantees. In addition, as of March 26, 2003 the investors received warrants to purchase an aggregate of 9,583,333 shares of the Company's common stock at a price of $0.15 per share. The warrants may be exercised at any time through March 31, 2007. The Company has valued the warrants at approximately $360,000, using the Black-Scholes pricing model. This amount and beneficial conversion feature in the amount of approximately $408,000 related to the purchase rights have been recorded as deferred financing costs.

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

SUBSEQUENT EVENTS

         In July and August 2003, the Company has issued $3,010,000 principal amount of 12% convertible subordinated notes in a private placement to qualified investors. The purchasers of the notes have also received warrants to purchase 1,881,250 shares of the common stock at $0.16 per share. Net proceeds to the Company, after paying commissions to the placement agent and legal costs, amounted to approximately $2,809,000. The Company intends to use $400,000 of this amount to pay accrued interest and outstanding principal related to a promissory note and intends to use the balance for working capital. The Company also issued warrants for the purchase of 1,881,250 shares of common stock to the placement agent.

         The Notes are subordinated unsecured obligations of the Company and are subordinated to the rights of holders of all existing and future senior indebtedness. The terms of the Note Agreement limit the ability of the Company to incur additional senior indebtedness. Pursuant to the Note Agreement, the Company shall not directly or indirectly create, incur or suffer to exist any indebtedness senior to the Notes ("Senior Indebtedness") in an aggregate principal amount exceeding at any time the sum of one million dollars ($1,000,000.00) without the prior written consent of at least 51% of the aggregate principal amount of the Notes outstanding at the time the transaction is authorized by the Company's board of directors. For purposes of calculating the limitation on incurring Senior Indebtedness, the following indebtedness shall not be included in calculating the

                        TERAFORCE TECHNOLOGY CORPORATION
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)
                                  June 30, 2003


aggregate amount of Senior Indebtedness: (a) Bank One, NA in the amount of $4.2 million, (b) a private investor in the amount of $650,000, (c) FirstCapital Bank, SSB in the amount of $1,000,000, and (d) any restructuring or refinancing of the Senior Indebtedness described in (a), (b) and (c).

         The Company will pay all outstanding principal balances on the Notes at maturity, which is June 30, 2005. Interest on the Notes will accrue at a rate of 12% per annum, computed on the basis of a 360-day year of twelve 30-day months. Interest will be due annually on June 15 and at maturity on June 30, 2005. The Company may redeem all or any portion of the outstanding Notes at any time beginning 120 days after the final closing of this offering. Each Note to be so redeemed shall be redeemed against payment of an amount in cash equal to: 110% of the outstanding principal balance of the Note, plus accrued interest, if redeemed after June 15, 2003 but on or before June 1, 2004, and 105% of the outstanding principal balance of the Note, plus accrued interest, if redeemed after June 1, 2004.

         A Noteholder may convert at any time following August 4, 2003 any or all of the principal and accrued interest of his Notes into shares of Common Stock. The number of shares of Common Stock issuable upon conversion shall be determined by dividing the outstanding indebtedness and accrued interest to be converted by the conversion price in effect at the time of conversion. The initial conversion price of the Notes is $0.16 per share. The conversion price will be subject to anti-dilution provisions and therefore may be adjusted from time to time upon the occurrence of certain events.

         The number of shares to be issued upon exercise of the Warrants to the purchasers of the Notes and the placement agent will be subject to anti-dilution provisions and therefore may be adjusted from time to time. The exercise price of the Warrants was equal to the conversion price of the Notes upon the closing of this offering or $0.16 per share. The exercise price will be subject to anti-dilution provisions and therefore may be adjusted from time to time upon the occurrence of certain events. The Warrants may be exercised at the option of the holder at any time prior to their expiration. The Warrants will expire four years after their issuance.

         The Company entered into a registration rights agreement with each Noteholder, and has agreed to file a registration statement with the SEC under the Securities Act of 1933, as amended (the "Securities Act"), registering the shares of Common Stock underlying the Notes and the Warrants within 90 days of the final closing of the Offering. The Company will use its best efforts to have the registration statement declared effective by the SEC as soon as practicable thereafter. The Company and Noteholders each agreed with the other to indemnify the other for certain liabilities arising under the Securities Act.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE PERIOD ENDED JUNE 30, 2003

Forward Looking Statements

         This Quarterly Report on Form 10-Q contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In this report, as well as in oral statements made by the Company, statements that are prefaced with the words "may," "will," "expect," "anticipate," "believe," "continue," "estimate," "project," "intend," "designed" and similar expressions are intended to identify forward looking statements regarding events, conditions and financial trends that may affect the Company's future plans, business strategy, results of operations, financing activities and financial position. These statements are based on the Company's current expectations and estimates as to prospective events and circumstances about which the Company can give no firm assurance. Further, any forward looking statement speaks only as of the date the statement was made, and the Company undertakes no obligation to update any forward looking statement to reflect events or circumstances after the date the statement was made. Because it is not possible to predict every new factor that may emerge, forward looking statements should not be relied upon as a prediction of actual future financial condition or results. Examples of types of forward looking statements include statements on future levels of net revenue and cash flow, new product development, strategic plans and financing. These forward looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Factors that might cause such a difference include, but are not limited to: general economic conditions in the markets the Company operates in; the ability of the Company to execute its plan in strategic direction; success in the development and market acceptance of new and existing products; dependence on suppliers, third party manufacturers and channels of distribution; customer and product concentration; fluctuations in customer demand; the ability to obtain and maintain access to external sources of capital; the ability to control costs; overall management of the Company's expansion; and other risk factors detailed from time to time in the Company's filings with the Securities and Exchange Commission. The terms "we," "our" and "us" and similar terms refer to the Company and its consolidated subsidiaries, not to any individual or group of individuals.

--------------------------------------------------------------------------------
COMPARISON OF THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003 TO
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002
--------------------------------------------------------------------------------

NET REVENUE

         For the first six months of 2003 and 2002 all of our net revenues were generated by our defense electronics business. Net revenue from defense electronics decreased 17% in the second quarter of 2003 as compared to the second quarter of 2002 and declined 29% in the first six months of 2003 as compared to the same period in 2002. However, in the first quarter of 2003 the Company's bookings of new orders amounted to approximately $4,000,000 and the Company's backlog of orders amounted to approximately $2,446,000 at June 30, 2003, compared to a backlog of approximately $394,000 at June 30, 2002. The decline in net revenues in the first and second quarters of 2003 is due, in part, to the timing of shipments based on customer requirements. Due to our increased working capital needs related to the increase in orders and unexpected delays in completing financing arrangements in the first quarter of 2003, we experienced delays in payments to some of our vendors. These delays temporarily affected our ability to complete orders. Management believes that the financing arrangements that have been completed will alleviate the liquidity difficulties. Additionally, we noted a decline in customer purchasing activity during the second quarter of 2003. We understand that this situation was encountered by others in our industry as well. We believe that this decline in activity was temporary and was in reaction to funding issues arising from the war in Iraq. Subsequent to June

30, 2003 we have noted a resumption of activity from certain customers. While this temporary decline may impact the timing of certain orders and shipments to customers, we believe that net revenues in the last half of 2003 will exceed the first half of 2003.

GROSS PROFIT

         Gross profit from defense electronics decreased in the second quarter and first six months of 2003 as compared to the comparable periods of 2002 due to the decline in net revenues between these periods.

ENGINEERING AND DEVELOPMENT EXPENSE

         Engineering and development expense decreased 23% to $696,000 in the second quarter of 2003 from $903,000 in the same period in 2002. Costs by product line are as follows:

                                                 Three Months Ended                 Six Months Ended
                                                      June 30,                          June 30,
                                           -----------------------------     -----------------------------
                                               2003             2002             2003             2002
                                           ------------     ------------     ------------     ------------
                                                                   ($ Thousands)
     Defense electronics                   $        696     $        796     $      1,481     $      1,570
     Optical networking products                     --               94               --              195
     Other                                           --               13               --              175
                                           ------------     ------------     ------------     ------------
                                           $        696     $        903     $      1,481     $      1,940
                                           ============     ============     ============     ============

         Engineering and development expenses related to defense electronics in the second quarter and first six months of 2003 reflect on-going enhancements of the VQG4 product line and our new Eagle product that was introduced at the end of the first quarter of 2003. All development activities, other than those related to our defense electronics products, were terminated in 2002. Included in engineering and development expenses during the second quarter and first six months of 2003 is approximately $48,000 and $167,000, respectively, related to design services provided by Flextronics International, Ltd. During the second quarter and first six months of 2002 such amounts were $260,000 and $560,000, respectively. These non-cash services were provided under the engineering design services agreements we entered into when we sold our engineering design services business in January 2002.

SELLING AND ADMINISTRATIVE EXPENSE

         Selling and administrative expenses decreased approximately 35% in the second quarter of 2003 as compared to the second quarter of 2002 and 21% in the first six months of 2003 as compared to that same period in 2002. These declines result from lower sales commissions and reduced administrative expenses.

LITIGATION SETTLEMENT

         In March 2002 we settled our outstanding litigation against Cadence Design Systems, Inc. We received $6,300,000, net of attorney fees, from this settlement.

LITIGATION COSTS

         Litigation costs represent legal fees and expenses related to the shareholder action. These amounts are net of approximately $300,000 of insurance reimbursement that was received in the second quarter of 2002.

INTEREST EXPENSE

         Interest expense for the second quarter and first six months of 2003 includes approximately $181,000 and $285,000, respectively, from the amortization of the value of warrants issued in connection with various debt transactions. The warrants were valued when they were issued using the Black-Scholes option pricing model. Without the effect of this amortization, interest expense declined in the 2003 periods as compared to 2002 due to lower outstanding debt balances and lower interest rates.

--------------------------------------------------------------------------------
LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

         As of June 30 2003, our working capital deficit was $5,557,000, which included $4,547,000 of notes payable due within one year. As of June 30 2003, our Notes Payable total $5,900,000. Of this amount $4,200,000 is due on June 27, 2003, approximately $650,000 is due on June 30, 2004 and $1,000,000 is due September 26, 2004. Of the debt due on June 30, 2004, $400,000 has been repaid with the proceeds of long-term debt subsequent to June 30, 2003. Accordingly, $400,000 of this amount has been classified as non-current as of June 30, 2003.

OPERATING ACTIVITIES

         Net cash used in operations for the six months ended June 30, 2003 amounted to $1,929,000. This amount arose primarily from the net loss of $4,078,000, offset by non-cash charges of $167,000 from the utilization of prepaid services, and $369,000 related to our share of the loss from our unconsolidated affiliate.

INVESTING ACTIVITIES

         For the three months ended March 31, 2003, investing activities provided cash in the amount of $457,000, primarily from the liquidation of temporary cash investments.

FINANCING ACTIVITIES

         In July 2003, we completed a private placement of $3,010,000 principal amount of convertible subordinated notes. We received net proceeds of approximately $2,809,000, after paying sales commissions and legal costs related to the offering. We intend to use $400,000 of these proceeds to reduce outstanding debt and intend to use the balance for working capital. The notes are due June 30, 2005 and bear interest at 12%, payable annually. The holders of the notes may convert outstanding principal and accrued interest on the notes into our common stock at the rate of $0.16 per share. We may redeem the notes at any time beginning in November of 2003. To redeem the notes before June 1, 2004 we must pay the holders 110% of the outstanding principal amount and all accrued interest. If we redeem the notes after June 1, 2004 we must pay 105% of the outstanding principal amount and all accrued interest. We also issued warrants to purchase an aggregate of 1,881,250 shares of our common stock to the purchasers of the notes. The warrants have a four-year term and an exercise price of $0.16 per share.

         Also in July 2003 we restructured some of our outstanding debt. We amended our $1.5 million and $2.7 million credit agreements with Bank One to combine them into a single $4.2 million credit agreement. The maturity of the amended agreement was extended to June 27, 2004, with no mandatory reductions prior to that date. The amended credit agreement is secured by a letter of credit provided by a private investor. We also reached an agreement with this private investor to extend the maturity date of an approximately $650,000 note payable to June 30, 2004. We expect to use $400,000 of the proceeds from the private placement of convertible notes to repay accrued interest and principal related to this note.

         As a result of the financing activity in July and August 2003, none of our debt obligations are due before June 27, 2004 and we have reduced our working capital deficit by approximately $2,800,000.

LIQUIDITY OUTLOOK

         We have satisfied our needs for capital during 2003 with proceeds from sales of equity and convertible debt securities and from the proceeds of credit arrangements. We have restructured our debt obligations such that there are no principal payments required before June 2004. We expect our need for capital to decline as a result of improved operating results in the last half of 2003. This belief is based on our backlog of orders and from other orders that we expect to receive in the second six months of 2003 and beyond. We also have been engaged in discussions with potential strategic partners. These arrangements, if concluded, could have a positive effect on our business and could also result in additional liquidity being available to us.

         While we believe we will have adequate liquidity to operate our business, our estimate of capital needs is subject to a number of risks and uncertainties that could result in additional capital needs that have not been anticipated. An important aspect of our estimated capital requirements is our ability to begin to generate positive cash flow from operations. As discussed above, this in turn is dependent upon our ability to increase revenues from our defense electronics business, to generate adequate gross profit from those sales and to control other costs and expenses. Our capital needs could increase materially if any of our contingent liabilities are resolved adversely to the Company. In addition, we could require additional working capital if the defense electronics business increases more rapidly than we currently anticipate.

         Potential sources of additional capital include the sale of additional debt or equity securities and other debt, such as bank debt. A sale of additional securities could result in dilution to existing common shareholders. There is no assurance that additional capital will be available under terms that are acceptable to us.

CONTINGENT LIABILITIES

         As discussed in "ITEM 3 - Legal Proceedings" in the Company's Annual Report on Form 10-K, the Company is exposed to certain contingent liabilities which, if resolved adversely to the Company, would adversely affect its liquidity, its results of operations, and/or its financial position.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We have outstanding debt at June 30, 2003 amounting to approximately $5,900,000 that bears interest at a variable interest rate and subjects us to interest rate risk. This interest is based on widely used reference interest rates known as prime and LIBOR. An increase of 50 basis points in these rates would result in an increase in our annual interest expense of $29,500.

ITEM 4 - CONTROLS AND PROCEDURES

         The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15(d)-(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Our management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

         There were no changes to our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         A. Listed below are all Exhibits filed as part of this report.

              Exhibit     Description of Exhibit
              -------     ----------------------
              31.1        302 Certificate
              31.2        302 Certificate
              32.1        906 Certificate
              32.2        906 Certificate

         B. The Company has not filed any report on Form 8-K during the period covered by this Report, except as follows:

         On May 21, 2003 we filed a Current Report on Form 8-K dated May 16, 2003, disclosing information under Item 12 and filing exhibits under Item 7.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        TERAFORCE TECHNOLOGY CORPORATION.
                                  (Registrant)


Date: August 14, 2003              /s/ ROBERT P. CAPPS
      -------------------------    --------------------------------------------
                                   Robert P. Capps
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

Date: August 14, 2003              /s/ HERMAN M. FRIETSCH
      -------------------------    --------------------------------------------
                                   Herman M. Frietsch
                                   Chief Executive Officer and Director
                                   (Principal Executive Officer)