Form 10-Q
period 2003-09-30
TERAFORCE TECHNOLOGY CORP
filed 2003-11-14
CIK 316672

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              --------------------


                                   FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

There were 118,556,587 shares of Common Stock outstanding as of October 31, 2003.

================================================================================

                TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

                                      INDEX

                                                                                                     PAGE
                                                                                                     ----
PART I    FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

          Consolidated Balance Sheets of the Company
          at September 30, 2003 (unaudited) and December 31, 2002                                      2

          Consolidated Statements of Operations of the Company
          (unaudited) for the three months and nine months ended September 30, 2003 and 2002           3

          Consolidated Statements of Cash Flows of the Company
          (unaudited) for the nine months ended September 30, 2003 and 2002                            4

          Notes to Consolidated Financial Statements                                                   5

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                                                         11

ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK                                   15

ITEM 4    CONTROLS AND PROCEDURES                                                                     15

PART II   OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS                                                                           16

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K                                                            16

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                    (Thousands of dollars, except share data)

                                                                  September 30,       December 31,
                                                                     2003                 2002
                                                                  -------------       ------------
                                                                  (unaudited)
                                    Assets
Current assets:
   Cash and cash equivalents                                      $      31            $      55
   Temporary cash investments                                            --                  457
   Accounts receivable net of allowance of $30 in 2003
     and $0 in 2002                                                   1,042                  573
   Receivable from affiliate                                             --                  699
   Inventories                                                        1,790                2,354
   Prepaid services                                                      --                  193
   Prepaid expenses and other current assets                            632                  587
                                                                  ---------            ---------
              Total current assets                                    3,495                4,918

Property and equipment, net                                             421                  573
Investment in and receivable from affiliate                             250                  702
Other assets                                                          2,102                  531
                                                                  ---------            ---------
                                                                  $   6,268            $   6,724
                                                                  =========            =========

                 Liabilities and Stockholders' Deficit

Current liabilities:
   Notes payable                                                  $   5,075            $   4,047
   Accounts payable                                                   1,863                1,919
   Accrued liabilities                                                1,603                1,392
                                                                  ---------            ---------
              Total current liabilities                               8,541                7,358

Long-term notes payable                                               3,960                  900

Other long-term liabilities                                             725                1,100

Stockholders' deficit:
   Common Stock, $.01 par value; authorized 200,000,000
     shares; 118,556,587 and 114,255,518 shares issued
     in 2003 and 2002, respectively                                   1,185                1,143
   Additional paid-in capital                                       187,324              184,953
   Accumulated deficit                                             (193,880)            (187,143)
                                                                  ---------            ---------
                                                                     (5,371)              (1,047)
   Less 400,474 shares of common stock in treasury at cost           (1,587)              (1,587)
                                                                  ---------            ---------
              Total stockholders' deficit                            (6,958)              (2,634)
                                                                  ---------            ---------
                                                                  $   6,268            $   6,724
                                                                  =========            =========

See accompanying notes to consolidated condensed financial statements.

                TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 Consolidated Condensed Statements of Operations
                  (Thousands of dollars, except per share data)

                                                       Three Months Ended              Nine Months Ended
                                                          September 30,                  September 30,
                                                    -------------------------       -------------------------
                                                      2003            2002            2003            2002
                                                    ---------       ---------       ---------       ---------
                                                                           (unaudited)
Net revenues                                        $   1,699       $     718       $   4,037       $   4,007
Cost of revenue                                         1,108             625           2,765           2,344
                                                    ---------       ---------       ---------       ---------
     Gross profit                                         591              93           1,272           1,663
                                                    ---------       ---------       ---------       ---------
Expenses:
   Engineering and development                            582             546           2,063           2,486
   Selling and administrative                           1,171           1,537           3,522           4,499
   Write-off of receivable from unconsolidated
      affiliate                                           449              --             449              --
                                                    ---------       ---------       ---------       ---------
                                                        2,202           2,083           6,034           6,985
                                                    ---------       ---------       ---------       ---------
     Operating loss                                    (1,611)         (1,990)         (4,762)         (5,322)
                                                    ---------       ---------       ---------       ---------
Other income (expense):
   Litigation settlement                                   --              --              --           6,300
   Litigation costs, net of
     insurance reimbursement                             (292)           (206)           (417)           (115)
   Share of loss and adjustment to carrying
     value of unconsolidated affiliate                   (333)           (295)           (702)           (401)
   Interest expense                                      (407)           (130)           (775)           (388)
   Interest income and other                              (16)             67             (81)             89
                                                    ---------       ---------       ---------       ---------
                                                       (1,048)           (564)         (1,975)          5,485
                                                    ---------       ---------       ---------       ---------
Income (loss) from continuing operations               (2,659)         (2,554)         (6,737)            163
Loss from discontinued operations                          --          (1,520)             --          (1,520)
                                                    ---------       ---------       ---------       ---------
   Net loss                                         $  (2,659)      $  (4,074)      $  (6,737)      $  (1,357)
                                                    =========       =========       =========       =========

Basic and diluted loss per share:
   Continuing operations                            $    (.02)      $    (.03)      $    (.06)      $      --
   Discontinued operations                                 --            (.02)             --            (.02)
                                                    ---------       ---------       ---------       ---------
     Net loss per share                             $    (.02)      $    (.05)      $    (.06)      $    (.02)
                                                    =========       =========       =========       =========
Weighted average number of common shares
   outstanding (thousands) basic and diluted          118,138          88,725         117,102          87,968
                                                    =========       =========       =========       =========

See accompanying notes to consolidated condensed financial statements.

                TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                             (Thousands of dollars)

                                                                     Nine Months Ended September 30,
                                                                     -------------------------------
                                                                          2003           2002
                                                                        --------       --------
                                                                              (unaudited)
Cash flows from operating activities:
   Net loss                                                             $ (6,737)      $ (1,357)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
        Litigation settlement                                                 --         (6,300)
        Utilization of prepaid services                                      193            679
        Depreciation and amortization                                        190            177
        Amounts related to unconsolidated affiliate                        1,151            401
        Other                                                                 48            927
        Changes in operating assets and liabilities:
             Accounts receivable                                            (469)            29
             Inventories                                                     564            569
             Accounts payable and accrued liabilities                        155         (1,241)
                                                                        --------       --------
               Net cash used in operating activities                      (4,905)        (6,116)
                                                                        --------       --------
Cash flows from investing activities:
   Proceeds from litigation settlement                                        --          6,300
   Capital expenditures                                                      (22)          (154)
   Investment in temporary cash investments                                  457           (609)
   Net proceeds from disposal of discontinued operations                      --          1,337
   Software development costs                                               (105)            --
                                                                        --------       --------
               Net cash used in investing activities                         330          6,874
                                                                        --------       --------
Cash flows from financing activities:
   Proceeds from issuance of notes payable                                 4,260            500
   Proceeds from issuance of common stock                                    516            100
   Principal payments on notes payable                                      (225)        (1,354)
                                                                        --------       --------
               Net cash provided by (used in) investing activities         4,551           (754)
                                                                        --------       --------
Net increase (decrease) in cash and cash equivalents                         (24)             4
Cash and cash equivalents, beginning of period                                55              1
                                                                        --------       --------
Cash and cash equivalents, end of period                                $     31       $      5
                                                                        ========       ========

See accompanying notes to consolidated condensed financial statements.

                        TERAFORCE TECHNOLOGY CORPORATION
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)
                               September 30, 2003

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

         The Company incurred an operating loss in the first nine months of 2003 and has incurred significant operating losses in 2002, 2001 and 2000. These losses were funded by proceeds from the issuance of equity securities and notes payable, and as of September 30, 2003, notes payable due within one year amounted to $5,075,000. The Company's continued existence is dependent on the Company's ability to continue to fund any operating losses and on the restructuring or refinancing of its debt obligations. In the first nine months of 2003 the Company has generated additional capital amounting to approximately $4,776,000 from the sale of equity securities and from the proceeds of new credit facilities.

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

                        TERAFORCE TECHNOLOGY CORPORATION
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)
                               September 30, 2003

INVENTORIES

       The components of inventories are as follows:

                                  September 30,      December 31,
                                     2003                2002
                                  -----------        -----------
                                         ($ Thousands)
Raw materials                     $     1,172        $     1,658
Work in process                           244                408
Finished goods                            374                288
                                  -----------        -----------
                     Total        $     1,790        $     2,354
                                  ===========        ===========

SEGMENTS OF BUSINESS

         In the three and nine month periods ended September 30, 2003 and 2002, all of the Company's net revenues were generated from its defense electronics business.

         Segment-specific margins (gross profit less total engineering and development costs, including capitalized software for the segment):

                                      Three Months Ended              Nine Months Ended
                                         September 30,                  September 30,
                                    -----------------------         -----------------------
                                     2003            2002            2003            2002
                                    -------         -------         -------         -------
                                                         ($ Thousands)
Defense electronics                 $     9         $  (557)        $  (791)        $  (557)
Optical networking equipment             --             107              --             (88)
Other                                    --              (3)             --            (178)
                                    -------         -------         -------         -------
  Subtotal segment specific               9            (453)           (791)           (823)
All other expenses                   (1,620)         (1,537)         (3,522)         (4,499)
                                    -------         -------         -------         -------
         Operating loss             $(1,611)        $(1,990)        $(4,313)        $(5,322)
                                    =======         =======         =======         =======

         Assets are identifiable by segments as follows:

                                            At September 30,     At December 31,
                                                2003                  2002
                                            ----------------     ---------------
                                                      ($ Thousands)
Defense electronics                           $   3,747            $   3,760
Optical networking equipment and other              300                1,501
Not allocable to a segment                        2,221                1,463
                                              ---------            ---------
           Total                              $   6,268            $   6,724
                                              =========            =========

INCOME TAXES

         For the three and nine month periods ended September 30, 2003, the Company's effective income tax rate differed from the federal statutory rate due to current period tax expense offset by an offsetting change in the valuation allowance for the same amount.

                        TERAFORCE TECHNOLOGY CORPORATION
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)
                               September 30, 2003

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

                                                                Three Months Ended                Nine Months Ended
                                                                  September 30,                     September 30,
                                                            -------------------------         -------------------------
                                                              2003             2002             2003             2002
                                                            --------         --------         --------         --------
                                                                                   ($ Thousands)
Net  income (loss) allocable to common stockholders:
   As reported                                              $ (2,659)        $ (4,074)        $ (6,737)        $ (1,357)
   Additional compensation expense                               163              354              510              747
                                                            --------         --------         --------         --------
   Pro forma                                                $ (2,822)        $ (4,428)        $ (7,247)        $ (2,104)

Income (loss) per share:
   As reported                                              $   (.02)        $   (.05)        $   (.06)        $   (.02)
   Pro Forma                                                $   (.02)        $   (.05)        $   (.06)        $   (.02)

EARNINGS PER SHARE

         Basic and diluted earnings or loss per share are the same for the three and nine month periods ended September 30, 2003 and 2002 because all potential common shares were anti-dilutive for those periods.

NOTES PAYABLE

         The Company has amended its credit agreements with Bank One, NA ("Bank One"). Amounts outstanding under the Company's $1.5 million credit agreement with Bank One have been combined with the Company's $2.7 million credit agreement with Bank One and the $1.5 million agreement has been terminated. Amounts outstanding under the amended $4.2 million agreement are due June 27, 2004, with no mandatory reductions prior to that time. Interest is payable monthly at LIBOR plus 1.75% (2.87% at September 30, 2003). This facility is secured by a letter of credit provided by a private investor.

         At September 30, 2003, principal and accrued interest outstanding pursuant to a note payable to a private investor amounted to approximately $700,000. In October 2003, this investor agreed to cancel the note in exchange for 2,800,000 shares of the Company's common stock and the extension of the maturity date of common stock warrants previously issued to the investor. Warrants for the purchase of an aggregate of 2,790,000 shares of common stock at a price of $0.12 per share had been issued in connection with previous financing transactions. The expiration dates of the warrants, which ranged from December 31, 2003 to October 31, 2004, have been extended to October 31, 2005. Since satisfaction of the outstanding principal and accrued interest will not require the use of working capital, $700,000 has been reclassified from current liabilities to long-term liabilities in the accompanying financial statements.

                        TERAFORCE TECHNOLOGY CORPORATION
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)
                               September 30, 2003

         In March 2003, the Company and its wholly-owned subsidiary, DNA Computing Solutions, Inc. ("DNA-CS"), entered into a revolving line of credit with a bank in order to provide working capital to DNA-CS. Under the facility, DNA-CS may borrow up to $1,000,000. Outstanding amounts are due March 26, 2004; however, DNA-CS may extend such date six months, provided certain conditions are maintained. Interest is payable monthly at the greater of (i) prime plus 1% and
(ii) 5.25%. At September 30, 2003, approximately $775,000 was outstanding under this facility.

         This working capital facility is secured by the accounts receivable and inventory of DNA-CS, the guarantee of the Company and by limited guarantees provided by certain private investors. As consideration for providing the guarantees that secure the facility, the Company has entered into a Reimbursement Agreement with the guarantors. The Reimbursement Agreement provides that the Company will reimburse the investors for any amounts that they may be required to reimburse the bank pursuant to the guarantees. Pursuant to the Reimbursement Agreement and related agreements, the investors have the right to purchase up to 8,333,333 shares of the Company's common stock for $1,000,000 in cash, the proceeds of which will be used to repay amounts outstanding under the facility and provide for the release of the guarantees. In addition, the investors received warrants to purchase an aggregate of 9,583,333 shares of the Company's common stock at a price of $0.15 per share. The warrants may be exercised at any time through March 31, 2007. The Company has valued the warrants at approximately $360,000, using the Black-Scholes pricing model. This amount and a beneficial conversion feature in the amount of approximately $408,000 related to the purchase rights have been recorded as deferred financing costs.

         In July and August 2003, the Company issued $3,010,000 principal amount of 12% convertible subordinated notes in a private placement to qualified investors and $250,000 principal amount of such notes to an officer and a director. The purchasers of the notes also received warrants to purchase 2,037,500 shares of the common stock at $0.16 per share. Net proceeds to the Company, after paying commissions to the placement agent and legal costs, amounted to approximately $3,059,000 which will be used for working capital. The Company also issued warrants for the purchase of 1,881,250 shares of common stock to the placement agent for the notes. The Company has valued the warrants issued in this transaction at approximately $258,000 using the Black-Scholes pricing model. This amount and a beneficial conversion feature in the amount of approximately $870,000 have been recorded as deferred financing costs.

         The notes are subordinated unsecured obligations of the Company and are subordinated to the rights of holders of all existing and future senior indebtedness. The terms of the Note Agreement limit the ability of the Company to incur additional senior indebtedness. Pursuant to the Note Agreement, the Company shall not directly or indirectly create, incur or suffer to exist any indebtedness senior to the Notes ("Senior Indebtedness") in an aggregate principal amount exceeding at any time the sum of one million dollars ($1,000,000) without the prior written consent of at least 51% of the aggregate principal amount of the Notes outstanding at the time the transaction is authorized by the Company's board of directors. For purposes of calculating the limitation on incurring Senior Indebtedness, the following indebtedness shall not be included in calculating the aggregate amount of Senior Indebtedness: (a) Bank One, NA in the amount of $4.2 million, (b) a private investor in the amount of $650,000, (c) FirstCapital Bank, SSB in the amount of $1,000,000, and (d) any restructuring or refinancing of the Senior Indebtedness described in (a), (b) and (c).

         The Company will pay all outstanding principal balances on the Notes at maturity, which is June 30, 2005. Interest on the Notes will accrue at a rate of 12% per annum, computed on the basis of a 360-day year of twelve 30-day months. Interest will be due annually on June 15 and at maturity on June 30, 2005. The Company may redeem all or any portion of the outstanding Notes at any time beginning December 2, 2003. Each Note to be so redeemed shall be redeemed against payment of an amount in cash equal to: 110% of the outstanding principal balance of the Note, plus accrued interest, if redeemed after June 15, 2003 but on or before June 1, 2004, and 105% of the outstanding principal balance of the Note, plus accrued interest, if redeemed after June 1, 2004.

                        TERAFORCE TECHNOLOGY CORPORATION
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)
                               September 30, 2003

         A Noteholder may convert any or all of the principal and accrued interest of his Notes into shares of common stock at any time after August 4, 2003. The number of shares of common stock issuable upon conversion shall be determined by dividing the outstanding indebtedness and accrued interest to be converted by the conversion price in effect at the time of conversion. The initial conversion price of the Notes is $0.16 per share. The conversion price is subject to anti-dilution provisions and therefore may be adjusted from time to time upon the occurrence of certain events.

         The number of shares to be issued upon exercise of the Warrants to the purchasers of the notes and the placement agent is subject to anti-dilution provisions and therefore may be adjusted from time to time. The exercise price of the Warrants is equal to the conversion price of the notes upon the closing of this offering, which was $0.16 per share. The initial exercise price will be subject to anti-dilution provisions and therefore may be adjusted from time to time upon the occurrence of certain events. The warrants may be exercised at the option of the holder at any time prior to their expiration. The warrants will expire four years after their issuance.

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

                        TERAFORCE TECHNOLOGY CORPORATION
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)
                               September 30, 2003

SUBSEQUENT EVENTS

         In October 2003, the Company reached an agreement in principle to dispose of its approximate 22% interest in its unconsolidated affiliate, Intelect Technologies, Inc. ("ITI") and to settle all outstanding obligations between the Company and ITI for a cash payment to the Company of $250,000. Accordingly, as of September 30, 2003 the carrying value of the accounts receivable has been written-down to $250,000 and the carrying value of the Company's investment in ITI has been adjusted to zero.

         In November 2003, the Company entered into a Technology Licensing and Marketing Agreement with Vista Controls, Inc. ("Vista"), a subsidiary of Curtiss-Wright Corporation. Pursuant to this agreement, and certain ancillary agreements, the Company has licensed to Vista certain technology related to the Company's VQG4 and Eagle I products. The Company and Vista have agreed to jointly develop and market variations of these products, which will be designed to meet the requirements of harsh operating environments also know as "rugged products." Vista will produce the rugged products. For products it sells, the Company will source the products from Vista, at prices determined by a formula specified in the agreements. For products sold by Vista to third parties, Vista will pay the Company residual rights fees pursuant to a formula specified in the agreements. In addition, Vista will pay License and Transfer Fees to the Company aggregating up to $3,500,000. These fees will be paid as certain milestones are met, as specified in the agreements.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE PERIOD ENDED SEPTEMBER 30, 2003

Forward Looking Statements

         This Quarterly Report on Form 10-Q contains certain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In this report, as well as in oral statements made by the Company, statements that are prefaced with the words "may," "will," "expect," "anticipate," "believe," "continue," "estimate," "project," "intend," "designed" and similar expressions are intended to identify forward looking statements regarding events, conditions and financial trends that may affect the Company's future plans, business strategy, results of operations, financing activities and financial position. These statements are based on the Company's current expectations and estimates as to prospective events and circumstances about which the Company can give no firm assurance. Further, any forward looking statement speaks only as of the date the statement was made, and the Company undertakes no obligation to update any forward looking statement to reflect events or circumstances after the date the statement was made. Because it is not possible to predict every new factor that may emerge, forward looking statements should not be relied upon as a prediction of actual future financial condition or results. Examples of types of forward looking statements include statements on future levels of net revenue and cash flow, new product development, strategic plans and financing. These forward looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Factors that might cause such a difference include, but are not limited to: general economic conditions in the markets the Company operates in; the ability of the Company to execute its plan in strategic direction; success in the development and market acceptance of new and existing products; dependence on suppliers, third party manufacturers and channels of distribution; customer and product concentration; fluctuations in customer demand; the ability to obtain and maintain access to external sources of capital; the ability to control costs; overall management of the Company's expansion; and other risk factors detailed from time to time in the Company's filings with the Securities and Exchange Commission. The terms "we," "our" and "us" and similar terms refer to the Company and its consolidated subsidiaries, and do not refer to any individual or group of individuals.

--------------------------------------------------------------------------------
COMPARISON OF THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003 TO
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002
--------------------------------------------------------------------------------

NET REVENUE

         For the first nine months of 2003 and 2002 all of our net revenues were generated by our defense electronics business. Net revenue from defense electronics increased 137% in the third quarter of 2003 as compared to the third quarter of 2002 and 1% in the first nine months of 2003 as compared to the same period in 2002. The increase in the third quarter of 2003 relates to increased sales of our VQG4 products, initial sales of our Eagle I product and the effect of prior design wins beginning to move into the production phase. Despite these increases, our sales in the first three quarters of 2003 were less than we had expected. This was due in large part to delays in the receipt of production orders from programs related to some of our previous design wins. Due to our increased working capital needs related to the increase in orders and unexpected delays in completing financing arrangements in the first quarter of 2003, we experienced delays in payments to some of our vendors. These delays in payment temporarily affected our ability to complete orders. Management believes that the financing arrangements that have been completed have alleviated the liquidity difficulties. Additionally, we noted a decline in customer purchasing activity during the second quarter of 2003, which we believe was common in our industry. We believe that this decline in activity was temporary and was in reaction to funding issues arising from the war in Iraq. Recently, we have noted a resumption of activity from certain customers. While this may impact the timing of certain orders and shipments to customers, we believe that net revenues in the fourth quarter of 2003 will increase over the third quarter of 2003. Recently we have noted an increase in the lead-time for some components required to produce our products. While the effect of these increases has not been significant to date, it could in the future impact our ability to complete customer orders or the timing of future shipments and net revenues in any particular period.

GROSS PROFIT

         In the third quarter of 2003, gross profit increased to $591,000 as compared to $93,000 in the third quarter of 2002 due to increased net revenues and the sale of products with higher gross margins. For the first nine months of 2003, gross profit declined to $1,272,000 versus $1,663,000 in the same period of 2002, despite slightly higher net revenues in the 2003 period. This decline was due to differences in the mix of products sold in each of the periods.

ENGINEERING AND DEVELOPMENT EXPENSE

         Costs by product line are as follows:

                                     Three Months Ended                 Nine Months Ended
                                        September 30,                     September 30,
                                   ------------------------         ------------------------
                                     2003            2002             2003            2002
                                   --------        --------         --------        --------
                                                         ($ Thousands)
Defense electronics                $    582        $    650         $  2,063        $  2,220
Optical networking products              --            (107)              --              88
Other                                    --               3               --             178
                                   --------        --------         --------        --------
                                   $    582        $    546         $  2,063        $  2,486
                                   ========        ========         ========        ========

         Engineering and development expenses related to defense electronics in the third quarter and first nine months of 2003 reflect on-going enhancements of the VQG4 product line and our new Eagle product that was introduced at the end of the first quarter of 2003. All development activities, other than those related to our defense electronics products, were terminated in 2002. Included in engineering and development expenses during the third quarter and first nine months of 2003 is approximately $26,000 and $193,000, respectively, related to design services provided by Flextronics International, Ltd. During the third quarter and first nine months of 2002 such amounts were $119,000 and $679,000, respectively. These non-cash services were provided under the engineering design services agreements we entered into when we sold our engineering design services business in January 2002. As of September 30, 2003 all obligations under this agreement had been completed.

SELLING AND ADMINISTRATIVE EXPENSE

         Selling and administrative expenses decreased approximately 24% in the third quarter of 2003 as compared to the third quarter of 2002 and 22% in the first nine months of 2003 as compared to that same period in 2002. These declines result from reduced administrative expenses, including personnel costs and professional fees.

LITIGATION SETTLEMENT

         In March 2002, we settled our outstanding litigation against Cadence Design Systems, Inc. We received $6,300,000, net of attorney fees, from this settlement.

LITIGATION COSTS

         Litigation costs represent legal fees and expenses related to the shareholder action. These amounts are net of approximately $300,000 of insurance reimbursement we received in the second quarter of 2002. In the third quarter of 2003, we recorded a charge of approximately $260,000, which represents our estimate of additional costs and expenses required to settle this matter. See
Part II - Other Information - Item 1 - Legal Proceedings.

INTEREST EXPENSE

         Interest expense for the third quarter and first nine months of 2003 includes approximately $277,000 and $510,000, respectively, from the amortization of the value of warrants issued in connection with various debt transactions and beneficial conversion features related to convertible debt obligations. The warrants were valued when they were issued using the Black-Scholes option pricing model.

OTHER

         In the third quarter of 2003 we recorded a charge of approximately $449,000 to adjust the carrying value of our receivable from Intelect Technologies, Inc. ("ITI") to $250,000 and a charge of approximately $333,000 to write-off the balance of our investment in ITI. In October 2003, we reached an agreement in principle to dispose of our approximate 22% interest in ITI and to settle all outstanding obligations between the Company and ITI for a cash payment to the Company of $250,000.

--------------------------------------------------------------------------------
LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

         As of September 30, 2003, our working capital deficit was $5,046,000, which included $5,075,000 of notes payable due within one year. As of September 30, 2003, our Notes Payable total $9,035,000. Of this amount, $4,200,000 is due on June 27, 2004, $775,000 is due September 26, 2004 and $3,260,000 is due June
30, 2005. Approximately $700,000 in notes payable was exchanged for common stock subsequent to September 30, 2003.

OPERATING ACTIVITIES

         Net cash used in operations for the nine months ended September 30, 2003 amounted to $4,905,000. This amount arose primarily from the net loss of $6,737,000, offset by non-cash charges of $193,000 from the utilization of prepaid services, and approximately $1,151,000 related to our share of the loss from our unconsolidated affiliate and adjustments to the carrying value of the investment.

INVESTING ACTIVITIES

         For the nine months ended September 30, 2003, investing activities provided cash in the amount of $457,000, primarily from the liquidation of temporary cash investments.

FINANCING ACTIVITIES

         In July and August 2003, we issued $3,260,000 principal amount of convertible subordinated notes. We received net proceeds of approximately $3,059,000, after paying sales commissions and legal costs related to the offering. The notes are due June 30, 2005 and bear interest at 12%, payable annually. The holders of the notes may convert outstanding principal and accrued interest on the notes into our common stock at the rate of $0.16 per share. We may redeem the notes at any time beginning in November 2003. To redeem the notes before June 1, 2004, we must pay the holders 110% of the outstanding principal amount and all accrued interest. If we redeem the notes after June 1, 2004, we must pay 105% of the outstanding principal amount and all accrued interest. We also issued warrants to purchase an aggregate of 1,881,250 shares of our common stock to the purchasers of the notes. The warrants have a four-year term and an exercise price of $0.16 per share.

         Also in July 2003 we restructured some of our outstanding debt. We amended our $1.5 million and $2.7 million credit agreements with Bank One to combine them into a single $4.2 million credit agreement. The maturity of the amended agreement was extended to June 27, 2004, with no mandatory reductions prior to that date. The amended credit agreement is secured by a letter of credit provided by a private investor. At September 30, 2003 principal and accrued interest outstanding pursuant to a note payable to a private investor amounted to approximately $700,000. In October 2003, this investor agreed to cancel the note in exchange for 2,800,000 shares of the Company's common stock and the extension of the maturity date of common stock warrants previously issued to the investor. Warrants are for the purchase of an aggregate of 2,790,000 shares of common stock at a price of $0.12 per share and had been issued to the investor in connection with previous financing transactions. The expiration dates of the warrants, which ranged from December 31, 2003 to October 31, 2004, have been extended to October 31, 2005. Since satisfaction of the outstanding principal and accrued interest will not require the use of working capital, $700,000 has been reclassified from current liabilities to long-term liabilities in the accompanying financial statements.

LIQUIDITY OUTLOOK

         We have satisfied our needs for capital during 2003 with proceeds from sales of equity and convertible debt securities and from the proceeds of credit arrangements. We have restructured our debt obligations such that there are no principal payments required before June 2004. We expect our need for capital to decline as a result of improved operating results in the fourth quarter of 2003 and in 2004. This belief is based on our backlog of orders and on other orders that we expect to receive in the future.

         In November 2003, we entered into a technology licensing agreement with Vista Controls, Inc. ("Vista"), a subsidiary of Curtiss-Wright Corporation. Under this arrangement we have granted Vista a license in technology related to our VQG4 and Eagle I products. We have agreed with Vista to jointly develop and market variations of these products, which will be designed to meet the requirements of harsh operating environments, or "rugged products." For these products sold through our sales channels, we will source the products from Vista at prices determined by a formula specified in the agreements. For products sold through Vista's sales channels, Vista will pay us a residual rights fee, also determined by a formula specified in the agreements. In addition, Vista will pay us license fees of up to $3,500,000 as certain milestones related to delivery of technology to Vista are met. We expect to complete these milestones over approximately the next nine months.

         We believe the arrangement with Vista could have a material effect on our business and results of operations. We believe the addition of the modified products and the access to Vista's market channels will significantly expand our addressable market. In addition, we believe that the combination of the abilities and products of Vista with ours will enhance our ability to meet the requirements of our customers and to attract new customers. However, there can be no assurance that such benefits will be realized.

         While we believe we will have adequate liquidity to operate our business, our estimate of capital needs is subject to a number of risks and uncertainties that could result in additional capital needs that we have not anticipated. An important aspect of our estimated capital requirements is our ability to begin to generate positive cash flow from operations. Our ability to generate cash flow from operations is dependent upon our ability to increase revenues from our defense electronics business, to generate adequate gross profit from those sales and to control other costs and expenses. Our capital needs could increase materially if any of our contingent liabilities are resolved adversely to the Company. In addition, we could require additional working capital if the defense electronics business increases more rapidly than we currently anticipate.

         Potential sources of additional capital include the sale of additional debt or equity securities and other debt, such as bank debt. A sale of additional securities could result in dilution to existing common stockholders. There is no assurance that additional capital will be available under terms that are acceptable to us.

CONTINGENT LIABILITIES

         As discussed in "ITEM 3 - Legal Proceedings" in the Company's Annual Report on Form 10-K, the Company is exposed to certain contingent liabilities which, if resolved adversely to the Company, would adversely affect its liquidity, its results of operations, and/or its financial position.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We have outstanding debt at September 30, 2003 amounting to approximately $5,200,000 that bears interest at a variable interest rate and subjects us to interest rate risk. This interest is based on widely used reference interest rates known as prime and LIBOR. For example, an increase of 50 basis points in these rates would result in an increase in our annual interest expense of approximately $26,000.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Shareholder Action. In November 1999, a shareholder class action lawsuit was filed in U.S. District Court for the Northern District of Texas. The suit named the Company and certain former and current officers and directors of the Company as defendants and alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. In December 2002, the Court denied the plaintiffs' motion for class certification and the 5th Circuit Court of Appeals subsequently refused to hear an appeal of this ruling. After additional discovery and certain rulings by the Court, the complaint is now pending with 12 individual plaintiffs. We have been engaged in discussions with these plaintiffs concerning the settlement of this matter. We believe we have reached agreement in principle with six of the plaintiffs. As of September 30, 2003, we recorded a charge of approximately $250,000 related to this matter. This amount represents our estimate of the cost of settlement and additional costs and expenses to be incurred in resolving this litigation.

         Reliance Insurance Company ("Reliance") provides the primary $2,000,000 of insurance coverage for this matte,. Reliance has been ordered liquidated by the insurance commissioner of the State of Pennsylvania. We have previously received $300,000 from the Texas Property and Casualty Guaranty Association related to this claim. We believe that we have a claim against Reliance of approximately $1,600,000 and have filed a proof of claim for this amount with the Statutory Liquidator for Reliance. We do expect some recovery pursuant to this claim, however, the amount of such recovery cannot be estimated at this time and there is no assurance as to any recovery. In addition, the timing of any recovery is uncertain and could be a matter of years. Accordingly, any such recovery has not been reflected in our financial statements.

         Contract Dispute. In March 2002, we entered into an agreement with LaBarge, Inc. ("LaBarge") for the development and manufacture of a "conduction cooled" version of a model of our VQG4 product. In January 2003, we terminated the contract because we believe LaBarge did not fully perform under the contract and defaulted. Subsequent to January 2003, we engaged in a series of discussions with LaBarge regarding the settlement of outstanding issues, including claims of monies owed. We have been unable to resolve these issues and in October 2003 litigation was commenced in the Circuit Court of the County of St. Louis in the State of Missouri. In these proceedings LaBarge has alleged that we improperly terminated the contract and seeks recovery costs and lost profits amounting to approximately $700,000. We have alleged that LaBarge breached the contract and are seeking recovery of amounts previously paid to LaBarge, costs incurred resulting from the breach and lost profits. Such items aggregate in excess of $1,000,000. The ultimate resolution of this matter cannot be determined at this time.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         A.  Listed below are all Exhibits filed as part of this report.

             Exhibit     Description of Exhibit
             -------     ----------------------
             31.1        Certificate of the Chief Executive Officer pursuant to
                         Section 302 of the Sarbanes-Oxley Act of 2002.

             31.2        Certificate of the Chief Financial Officer pursuant to
                         Section 302 of the Sarbanes-Oxley Act of 2002.

             32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


         B. The Company has not filed any report on Form 8-K during the period covered by this Report, except as follows:

         On July 30, 2003, we filed a Current Report on Form 8-K dated July 3, 2003, disclosing information under Item 5 and filing exhibits under Item 7.

         On August 8, 2003, we filed a Current Report on Form 8-K/A, amending the Current Report on Form 8-K dated July 3, 2003, disclosing information under
Item 5 and filing exhibits under Item 7.

         On August 19, 2003, we filed a Current Report on Form 8-K dated August 14, 2003, furnishing information under Item 12.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        TERAFORCE TECHNOLOGY CORPORATION.
                                  (Registrant)

Date: November 14, 2003                /s/ ROBERT P. CAPPS
      ---------------------            -----------------------------------------
                                       Robert P. Capps
                                       Chief Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)

Date: November 14, 2003                /s/ HERMAN M. FRIETSCH
      ---------------------            -----------------------------------------
                                       Herman M. Frietsch
                                       Chief Executive Officer and Director
                                       (Principal Executive Officer)