Form 10-K
period 2003-12-31
TERAFORCE TECHNOLOGY CORP
filed 2004-03-30
CIK 316672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10 - K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2003

Commission File Number 0-11630

TeraForce Technology Corporation

(Exact Name of Registrant as Specified in Its Charter)

Delaware	76-0471342
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1240 E. Campbell, Richardson, Texas
75081
(Address of Principal Executive Offices and Zip Code)

469-330-4960
(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12 (b) of the Act
None

Securities Registered Pursuant to Section 12 (g) of the Act
Common Stock par value $0.01 per share
(Title of Class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [✓]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [  ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934). Yes [  ] No [✓]

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $35,686,000 as of June 27, 2003 (based upon the average of the highest bid and lowest asked prices on such date as reported on the OTC Bulletin Board). All directors, officers and 5% or greater stockholders are presumed to be affiliates for purposes of this calculation.

There were 130,581,648 shares of Common Stock outstanding as of February 29, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement with respect to its 2004 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 not later than 120 days after the end of the fiscal year (December 31, 2003) are incorporated by reference in Items 10, 11, 12, 13 and 14 of PART III hereof.

Section		Page Number
ITEM 1 –	Business	3
ITEM 2 –	Properties	17
ITEM 3 –	Legal Proceedings	17
ITEM 4 –	Submission of Matters to a Vote of Security Holders	18
ITEM 5 –	Markets for Registrant’s Common Equity and Related Stockholder Matters	19
ITEM 6 –	Selected Financial Data	20
ITEM 7 –	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
ITEM 7A –	Quantitative and Qualitative Disclosures About Market Risk	28
ITEM 8 –	Financial Statements and Supplementary Data	29
ITEM 9 –	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	54
ITEM 9A –	Controls and Procedures	54
ITEM 10 –	Directors and Executive Officers of the Registrant	54
ITEM 11 –	Executive Compensation	54
ITEM 12 –	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter	54
ITEM 13 –	Certain Relationships and Related Transactions	54
ITEM 14 –	Principal Accounting Fees and Services	54
ITEM 15 –	Exhibits, Financial Statement Schedules and Reports on Form 8-K	55
Amendment to By-laws of the Company
Registration Rights Agreement
Warrant for the Purchase of Shares of Common Stock
Warrant for the Purchase of Shares of Common Stock
Amended and Restated Stock Incentive Plan
Note Modification Agreement
Subsidiaries of the Registrant
Consent of Grant Thornton LLP
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification Pursuant to Section 906

PART I

ITEM 1 – BUSINESS

Forward-Looking Statement

     The statements in this Annual Report on Form 10-K of TeraForce Technology Corporation (the “Company”) regarding future financial and operating performance and results, and other statements that are not historical facts, are forward-looking statements, as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use the words “may,” “expect,” “anticipate,” “believe,” “continue,” “estimate,” “project,” “intend,” “designed” or other similar expressions to identify forward-looking statements. You should read statements that contain such words carefully because they discuss future expectations, contain projections of results of operations or of our financial condition, and/or state other “forward-looking” information. These statements also involve risks and uncertainties, including, but not limited to:

•	events, conditions and financial trends that may affect the Company’s future plans and business strategy,

•	results of expectations and estimates as to prospective events, and

•	circumstances about which the Company can give no firm assurance.

     Examples of types of forward-looking statements include statements on future levels of net revenue and cash flow, new product development, strategic plans and financing. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Factors that might cause a difference include, but are not limited to:

•	general economic conditions in the markets in which the Company operates;

•	success in the development and market acceptance of new and existing products;

•	dependence on suppliers, third party manufacturers and channels of distribution;

•	customer and product concentration;

•	fluctuations in customer demand;

•	the ability to obtain and maintain access to external sources of capital;

•	the ability to control costs;

•	U. S. Government budget, procurement and contracting trends;

•	overall management of the Company’s expansion; and

•	other risk factors detailed from time to time in the Company’s filings with the Securities and Exchange Commission.

     We believe it is important to communicate our expectations of future performance to our investors. However, events may occur in the future that we are unable to accurately predict, or that we cannot control. Any forward-looking statement speaks only as of the date the statement was made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date the statement was made. Because it is not possible to predict every new factor that may emerge, forward-looking statements should not be relied upon as a prediction of actual future financial condition or results. When considering our forward-looking statements, keep in mind the risk factors and other cautionary statements in this Annual Report on Form 10-K. The risk factors noted in this section and other factors noted throughout this Annual Report on Form 10-K provide examples of risks, uncertainties and events that may cause our actual results to differ materially from those contained in any forward-looking statement. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those forward-looking statements included in this Annual Report on Form 10-K. The terms “we,” “our” and “us” and similar terms refer to the Company and its consolidated subsidiaries, not to any individual or group of individuals.

Available Information

     Our website address is www.teraforcetechnology.com. You may obtain free electronic copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports in the Investor Relations section of our website. These reports are available on our website as soon as reasonably practicable after we electronically file them with the SEC.

Overview

     TeraForce Technology Corporation, through its wholly-owned subsidiary, DNA Computing Solutions, Inc. (“DCS”), designs, develops, produces and sells high-density, high-capacity embedded computing platforms and systems. Embedded computing generally refers to the physical integration of computing nodes (microprocessor and memory) into a host system or application. These nodes are often deployed in arrays. Embedded computing platforms and systems are widely applied in a number of industries including communications, medical imaging, seismic processing, industrial control, homeland security and defense electronics. Although we have sold these products into a number of these industries, our primary focus is in defense electronics and homeland security; therefore, we refer to this collectively as our Defense Electronics business. Prior to 2001 this business was referred to as the digital signal processor (“DSP”) business. Subsequent to 2001, all of our net revenues relate to the Defense Electronics business.

     Prior to 2002, we were also involved in providing design engineering services through a wholly-owned subsidiary, DNA Enterprises, Inc. (“DNA”), and in designing and producing telecommunications equipment through other wholly-owned subsidiaries. (For more information see “Item 1- Business- Prior Operations” and Note 16 to our Consolidated Financial Statements). We sell our products both in the United States and internationally. See Note 16 to our Consolidated Financial Statements for more information.

Products

     Embedded computing products, such as ours, are used for applications in which there is a need for high-density and high-capacity computing, especially in environments where limiting space, weight and power consumption are important considerations. Examples of defense and homeland security applications that utilize embedded computing products include the following:

•	Airborne radar

•	Signal intelligence

•	Unmanned aerial vehicles (“UAV”s)

•	Automated fire control

•	Airborne surveillance

•	Electronic countermeasures

•	Ship based radar

•	Submarine based sonar

•	Ground based radar

•	Image processing

•	Smart munitions

•	Battlefield control

•	Satellite communications

•	Infrared search and tracking

•	Ship based sonar

•	Missile interception

     Our products are organized in the following broad categories:

     DSP Products – DSP products consist of single-board computers utilizing digital signal processors produced by Texas Instruments Inc. These products are produced in versions with one, two or four digital signal processors per board. The boards include both VME and PCI versions, which are industry standard terms and describe the manner in which electronic systems interconnect.

     PowerPC Single Board Computers – PowerPC Single Board Computer products are VME single board computers with one, two or four processors per board. The microprocessors used in these products are the PowerPC© line of reduced instruction set, or “RISC”, processors. We also offer “ruggedized” versions of some of these products. “Ruggedized” products have been mechanically modified to withstand harsh operating environments such as temperature, shock and vibration. We call our primary product line of these products the “VQG4.”

     Embedded Sub-Systems – Embedded Sub-Systems are products that comprise an entire element of a larger system. These elements may include a number of single board computers, deployed in arrays, as well as other system components and enclosures. In 2003 we introduced the Eagle I™ product line. The Eagle products are designed for use as elements in embedded sub-systems. Eagle is based on the Company’s Matched Heterogeneous Array Topology (“MHAT”) technology.

     WingSpan™ Software Suite – WingSpan is software that we offer with our products in order to enhance functionality and to facilitate the customer’s development process. WingSpan is a suite of software that includes (a) a board support package to facilitate testing and integration into the operating system, (b) a library of commonly used algorithms that have been optimized for our products and (c) tools to facilitate the development of application software or the porting of existing software to our products. We generally do not sell WingSpan separately from our hardware products. We do not supply the application software to be utilized on our products. The application software is generally designed to operate under certain commercially available operating systems, most often VxWorks or Linux. Our products are generally offered in versions that will support either of these two operating systems, as well as certain others.

     Sales of our products are generally not seasonal in nature. In 2003 four customers, Pentek Inc., L-3 Communications, Progeny Systems and an agency of a foreign government, each accounted for more than 10% of our consolidated net revenues. The loss of any of these customers could have a material adverse effect on our business.

     As of February 29, 2004, our backlog of orders for Defense Electronic products amounted to approximately $2,200,000, as compared to approximately $1,600,000 at February 28, 2003. We include in our backlog orders for products for which we have received a purchase order or similar commitment from the customer. Generally, purchase orders are received for products that are to ship within a relatively short period of time, usually 60 days or less. Essentially all of the backlog as of February 29, 2004 is scheduled to be shipped during 2004. We consider the backlog to be an indicator, but not the sole predictor, of future revenue. A variety of conditions, both specific to the individual customer and generally affecting the customer’s industry, may cause our customers to cancel, reduce or delay orders that were previously made or anticipated. We cannot assure the timely replacement of canceled, delayed or reduced orders. Significant or numerous cancellations, reductions or delays in orders by a customer or group of customers could materially adversely affect our business, financial condition and results of operations. Our backlog alone should not be relied upon as indicative of our revenues for any future period.

Recent Developments

     In November 2003, we entered into a Technology License and Marketing Agreement with VISTA Controls, Inc. (“Vista”), a subsidiary of Curtiss-Wright Corporation (“Curtiss-Wright”). Pursuant to this agreement, and certain ancillary agreements, we have licensed to Vista technology related to the Company’s VQG4 and Eagle I products (See Item 1 –“Business – Products”). Vista and we have agreed to jointly develop and market variations of these products, which will be designed to meet the requirements of harsh operating environments, also know as “rugged products.” Vista will produce the rugged versions of the VQG4 and Eagle I products. For such products that we sell, we will source the products from Vista at prices determined by a formula specified in the agreements. For products sold by Vista to third parties, Vista will pay us residual rights fees pursuant to a formula specified in the agreements. In addition, Vista will pay license and transfer fees to us aggregating up to $3,500,000. These fees will be paid as certain milestones that are specified in the agreements are met. As of February 29, 2004 we have received payments from VISTA aggregating $1,550,000.

     We believe the arrangement with VISTA will increase our market opportunities because we will have additional products to sell and access to additional marketing channels through VISTA and Curtiss-Wright.

In February 2004, Curtiss-Wright acquired one of our competitors, DY4 Systems (See Item 1- “Business – Competition”). We believe that this transaction will enhance Curtiss-Wright and VISTA’s market channels and therefore will also increase our market opportunities.

Markets and Customers

     Our customers are usually large prime defense contractors and subcontractors to the prime defense contractors. We also sell directly to governmental agencies and to value added resellers who combine our products with other system components for re-sale to the prime or subcontractors. Certain of our DSP products are sold through an OEM arrangement with a reseller. Our sales to this reseller amounted to approximately 19% of our consolidated net revenues for the year ended December 31, 2003. Three other customers accounted for approximately 18%, 16% and 11%, respectively, of our consolidated net revenues in 2003.

     Our sales and marketing activities are directed by in-house sales managers. We also utilize a network of manufacturer’s representatives in the United States to sell our products. International sales amounted to approximately 11% of our consolidated net revenues in 2003.

     The selection of our products by a customer for use in a particular application, system or program is referred to as a “design win.” The sales cycle leading to a design win will often take a long time. Most often we will initially sell a limited number of units for testing and evaluation purposes. Sometimes we will provide a customer with a demonstration unit that they may evaluate and test. After the evaluation period ends, the customer will either return the unit or purchase it. If the customer determines that the initial evaluation is satisfactory, the customer will often purchase a number of units to use in the design, development and testing of the customer’s larger system.

     Even after a customer has elected to utilize our product, the customer will not usually purchase a significant number of units immediately. Although the production phase of a particular program may last several years and ultimately involve a significant number of units, at any one time the customer will usually only purchase the units it will need for a short period of time. There are still a number of factors that will determine whether the customer purchases a significant number of products, and when these products are purchased. These factors include:

•	the suitability of our products for a particular application, including performance and cost issues;

•	the technical performance of the final system;

•	the customer’s ability to fund the final system;

•	the performance of the customer’s other suppliers for the final system; and

•	the overall development and integration of the system by the customer.

     Sales are typically not made under long-term contracts, but are made under purchase orders.

     Historically, products similar to ours were often developed internally by the large defense contractors. However, beginning in the mid-1990s the Department of Defense implemented a program to force the contractors to utilize commercial off the shelf (“COTS”) components wherever possible. This has fueled the growth in the Company’s markets, and we anticipate that this growth will continue. We expect the growth in the COTS market to continue as legacy systems that were developed years ago are upgraded or replaced with new systems with significant COTS content.

Competition

     The market for our products is highly competitive and is characterized by rapidly changing technology and frequent product performance improvements. We have an number of competitors s in the defense electronics market, including Mercury Computer Systems, Inc., Radstone Technology, PLC, CSPI Multi Computer Division of CSP Inc., and DY4 Systems, previously a Force Computer business unit (see

Item 1- “Business – Recent Developments”). Our competitors also include in-house design teams of large defense contractors. However, competition from in house design teams has diminished in recent years because of the increased use of COTS products and the trend toward greater use of outsourcing. Despite this recent change, there can be no assurance that in house developments will not return as a major competitive force in the future. Increased use of in house design teams by defense contractors may have a material adverse effect on our business, financial condition and results of operations.

     All of the large defense contractors and a majority of our other competitors have substantially greater research and development resources, guaranteed long term supply capacity, marketing and financial resources, manufacturing capability and customer support organizations than we have. We believe our future ability to compete effectively will depend upon our ability to continue to improve product and process technologies, to develop new technologies that demonstrate performance advantages over our competitors, to adapt products and processes to changes in technology, to identify and adopt emerging industry standards and to adapt to our customers’ needs.

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

Manufacturing

     We use third party electronic manufacturing service (“EMS”) providers to manufacture our products. Generally, we will acquire the components necessary for the manufacture of the product and provide the components to the EMS provider for assembly and initial testing. Completed units are normally then delivered to our facility in Richardson, Texas for final testing and shipment. Recently, we have shifted more of the product testing to the EMS providers. We expect to rely more on the EMS provider for product testing. We expect that moving the initial product testing to the EMS provider will allow us to use our existing operations infrastructure to produce higher sales volumes. We also expect that as production volumes increase and can be more accurately predicted, the EMS providers will buy many of the components required for our products, which will allow us to use our resources in other ways.

     We normally use a particular EMS provider for a specific product family. A number of EMS providers are capable of producing our products; however, switching from one provider to another involves significant costs and risks related to product quality and timing.

     As a result of our recent agreement with VISTA, we will procure the ruggedized versions of the VQG4 and Eagle I products from VISTA. VISTA will arrange for the manufacture of these products.

     Components are usually available from multiple sources. However, items such as processors and memory chips may be available from limited or sole sources. Historically, we have had to order some components a significant time in advance of the date we plan to use the components. Sometimes components may be discontinued by the manufacturer, requiring us to acquire a substantial supply or to alter our product design. These design changes can render components in our inventory obsolete.

Intellectual Property and Other Proprietary Rights

     We believe that we have a substantial base of intellectual property, including software and hardware. Factors such as technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition, and reliable product manufacturing are essential to our ability to establish and maintain a technology leadership position.

     We rely on a combination of patent, copyright, trademark and trade secret laws to establish and protect our products’ proprietary rights. In addition, we currently require our employees and consultants to enter into nondisclosure and assignment of invention agreements to limit the use of, access to and distribution of our proprietary information. There can be no assurance that our means of protecting our proprietary rights in the U.S. or abroad will be adequate. The laws of some foreign countries may not protect our proprietary rights as fully or in the same manner as do the laws of the U.S. Also, despite the steps we take to protect our proprietary rights, it may be possible for unauthorized third parties to copy or reverse engineer aspects of our products, develop similar technology independently or otherwise obtain and use information that we regard as proprietary. There can be no assurance that others will not develop technologies similar or superior to our technology or design around the proprietary rights we own.

     Although we are not aware that our products infringe on the proprietary rights of third parties, there can be no assurance that others will not assert claims of infringement against us in the future, or that, if made, such claims will not be successful. We may seek to obtain a license under a third party’s intellectual property rights. There can be no assurance that a license will be available under commercially reasonable terms or that a license will be available at all.

     Any claims against us that result in litigation, whether or not such litigation is determined in favor of the Company, could result in significant expense to us and divert the efforts of our technical and management personnel from daily operations. Any adverse ruling regarding intellectual property may require us to pay substantial damages, discontinue the sale of infringing products, expend significant resources to develop non-infringing technology or obtain licenses to use infringing or substituted technology. The failure to develop, or license on acceptable terms, a substitute technology could have a material adverse effect on our business, financial condition and results of operations.

     Litigation may also be necessary to enforce our patents and other intellectual property rights, to protect our trade secrets, and to determine the validity of and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition or results of operations.

     We currently hold 17 United States patents relating to telecommunications and computing technology and have 11 currently pending patents relating to telecommunications and computing technology. None of our patents will expire in the near future. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. Patent positions frequently are uncertain and involve complex and evolving legal and factual questions. The coverage sought in a patent application may be denied or significantly reduced before or after the patent is issued. There can be no assurance that:

•	any patents from pending patent applications or from any future patent application will be issued,

•	the scope of any patent protection will exclude competitors or provide competitive advantages to us,

•	any of our patents will be held valid if subsequently challenged, or

•	others will not claim rights in or ownership of the patents and other proprietary rights held by us.

     Because publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain that we were the first to make the inventions covered by each of our pending patent applications or that we were the first to file patent applications for such inventions. In addition, there can be no assurance that competitors, many of whom have substantial resources and have made substantial investments in competing technologies, will not seek to apply for and obtain patents that will prevent, limit or interfere with our ability to make, use or sell our products either in the United States or in international markets.

Employees

     As of February 29, 2004 we had 42 full-time employees, of which fourteen were engaged in engineering and development, 9 were engaged in sales, marketing, and customer support, 9 were engaged in manufacturing operations, and 10 were engaged in administration and finance. None of our employees are represented by a labor organization. We have not experienced any material work stoppages and believe we have a good relationship with our employees.

Prior Operations

     Our name was changed to TeraForce Technology Corporation on January 30, 2001, from Intelect Communications, Inc. The Company was incorporated in Delaware on May 23, 1995. Its predecessor, Intelect Communications Systems Limited (“Intelect (Bermuda)”) was incorporated under the laws of Bermuda in April 1980 and operated under the name Coastal International, Ltd. until September 1985 and as Challenger International Ltd. until December 1995. On December 4, 1997, the shareholders of Intelect (Bermuda) approved a merger proposal that reincorporated Intelect (Bermuda) in Delaware and resulted in Intelect (Bermuda) becoming a publicly traded corporation. The merger was effected on December 4, 1997.

Engineering Design Services

     Our engineering design services business was conducted through DNA, a 20-year old engineering design services organization located in Richardson, Texas that we acquired in 1996. Over its history DNA provided high-end engineering design services to both established companies and start-up organizations, primarily related to the telecommunications industry. During the course of 2001, DNA experienced a significant decline in the demand for its services. This was caused by the continued down-turn and uncertainty in the telecommunications business and the financing difficulties experienced by many start-up organizations. We determined that there was no longer adequate justification to continue to fund the costs associated with maintaining the DNA organization in light of the uncertainty in future demand for its services. Therefore, as of December 31, 2001 we commenced a plan to dispose of this business and on January 11, 2002 sold substantially all of the assets related to the design services business to Flextronics International, Ltd. (“Flextronics”). The operations related to the engineering design services business are treated as discontinued operations in the accompanying consolidated financial statements. (See Note 4 of the Notes to Consolidated Financial Statements – included in Item 8 – “Financial Statements and Supplementary Data.”)

     Effective with the sale of substantially all the assets of DNA to Flextronics we no longer provide contract engineering design services. These services had been provided on a time and material basis and the customer retained all rights to the developed intellectual property.

Telecommunications Equipment

     Prior to 2001, a major focus of our business was the development, design, production and sale of optical networking equipment for application in telecommunication networks. We had specifically focused on our OmniLynx product line. The business related to OmniLynx, and predecessor products SonetLynx© and FibreTrax©, was conducted through a wholly-owned subsidiary, Intelect Network Technologies Company (“INT”). During 2000, opportunities in the telecommunications market began to decline dramatically. As a result of this, we determined that the long-term strategic value of the OmniLynx product line was not as promising as the Company’s other businesses and implemented a plan to materially curtail the operations of INT and to sell INT or substantially all of the assets related to the OmniLynx product line. In February 2001, a potential sale of the OmniLynx business to a company in the United Kingdom did not materialize, and we terminated the majority of the employees of INT. In August 2001, we completed a sale of the OmniLynx product line and substantially all of the related assets to a newly formed entity, Intelect Technologies, Inc. (“ITI”). ITI is a corporation initially owned 67% by Singapore Technology Electronics, Ltd. (“STE”) and 33% by the Company. In February 2003, STE made an additional investment in ITI increasing its ownership to approximately 78% and decreasing our ownership to approximately 22%. ITI is continuing with the active production and sale of the OmniLynx product line, primarily for use in purpose-built network applications such as highway systems, rail systems, airport communication systems and pipeline networks. We have minority representation in ITI’s board of directors and have no involvement in day-to-day operations. We account for our investment in ITI using the equity method of accounting. In October 2003, we reached an agreement in principle to dispose of our interest in ITI and to settle all outstanding obligations between the Company and ITI for a cash payment to us of $250,000. Accordingly, the carrying value of our investment in ITI has been written-down to $250,000 and the carrying value of the our receivable from ITI has been adjusted to zero. The loss from these adjustments was $1,151,000. (See Note 6 of the Notes to Consolidated Financial Statements – included in Item 8 – “Financial Statements and Supplementary Data.”)

     During 2001, we continued development activities on a new generation of optical networking equipment through another wholly-owned subsidiary, Aegean Networks, Incorporated (“Aegean”). We funded all development activities, but had sought strategic investors to provide funding in order to allow full-scale development. We had received indications of interest from a number of potential strategic investors, but the uncertainties surrounding the recovery of markets for telecommunications equipment and other economic factors resulted in no firm commitments to provide funding for Aegean. In the fourth quarter of 2001 we curtailed development activities related to Aegean and in the second quarter of 2002 ceased all development activity related to Aegean.

     During 2001, we launched development activities related to a line of products to provide high-density, telecommunications-grade solutions to the Internet server and storage markets. These activities were conducted through a wholly-owned subsidiary, Centauri NetSystems Corporation (“Centauri”). Economic and industry conditions made obtaining third party financing for this project difficult and in March 2002 we suspended all development activity related to the Centauri project.

     See Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of research and development expenditures over the past three years. See Note 16 of the Notes to Consolidated Financial Statements – included in Item 8 – “Financial Statements and Supplementary Data”- for information regarding revenue and profits by segment and geographic region.

Risk Factors

     In addition to the other information in this Annual Report on Form 10-K, the following are risk factors that should be considered in evaluating the Company and an investment in our common stock. The trading price of the common stock could decline due to any of these risks, and investors in our common stock could lose all or part of their investment.

     RISK FACTORS RELATED TO OUR BUSINESS

     A Number of Factors Could Cause Operating Results to Fluctuate Significantly.

     Our revenues and operating results in any reporting period may fluctuate significantly due to a variety of factors, including:

•	changes in the price or availability of components for our products;

•	the mix of products sold to the defense electronics markets and other markets;

•	our ability to introduce new technologies and features ahead of competitors;

•	the timing and size of orders we receive from customers;

•	fluctuations in demand for our products;

•	delays in testing and evaluation by customers;

•	production delays due to quality problems with or availability of components;

•	changes in our pricing policies or the pricing policies of our competitors;

•	changes in customers’ requirements, including changes or cancellations of orders from customers;

•	manufacturing and shipment delays and deferrals;

•	our ability to efficiently produce and ship orders promptly on a price-competitive basis;

•	announcements or introductions of new products by our competitors;

•	changes in U.S. Government budget, procurement and contracting trends; and

•	changes in general economic conditions as well as those specific to the defense electronics industry.

     Current economic conditions have made it more difficult to make reliable estimates of future revenues. Fluctuations in our revenue can lead to greater fluctuations in our operating profits. In addition, we expect to incur significant research and development expenses as we develop products to serve our markets, all of which are subject to rapidly changing technology, frequent product performance improvements and evolving industry standards. The ability to deliver superior technological performance on a timely and cost effective basis is a critical factor in securing design wins for future generations of defense electronics systems. Significant research and development spending by the Company does not ensure that our products will be designed into a customer’s system. Because future production orders are usually contingent upon securing a design win, our operating results may fluctuate due to either obtaining or failing to obtain design wins for significant customer systems.

     We Have Incurred Significant Losses in the Past and Are Not Currently Profitable.

     We are not currently profitable. In 2003, 2002 and 2001 we have incurred net losses of $8,559,000, $4,350,000, and $21,549,000, respectively. These losses have been funded from borrowings under credit facilities and sales of debt and equity securities. It is not certain when we will become profitable. The ability to become profitable will depend, in part, on our ability to increase net revenue from sales of defense electronics products. If our need for capital exceeds available resources, there can be no assurance that additional capital will be available through public or private equity or debt financing.

     Debt Service Obligations May Adversely Affect Our Cash Flow and We May Be Unable to Repay the Debt On Time.

     We have approximately $7,400,000 of debt outstanding. Of this amount, approximately $700,000 is due by December 31, 2004 and the balance is due by June 30, 2005. We may not be able to generate sufficient cash flow from operations to repay all of this debt when it comes due. Approximately $3,120,000 of this debt is convertible into common stock at the option of the holder at a rate of $0.16 per share, which is less than prices at which our stock has recently traded. Therefore, this debt may be converted into common stock before its maturity. We intend to restructure or refinance any balance of the debt if we are not able to repay it when it comes due. However, there is no assurance that the convertible debt will be converted into common or that we will be able to restructure or refinance the remaining debt in a timely manner. Even if we are able to refinance or restructure this debt, we may still be subject to substantial interest and principal repayment obligations.

Our Auditors Have Expressed Doubt as to Our Ability to Continue as a Going Concern.

     Our independent certified public accountants have added an explanatory paragraph to their audit opinion issued in connection with our consolidated financial statements. The opinion states that our ability to continue as a going concern is uncertain due to our history of operating losses and difficulty in generating operating cash flows. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These adjustments might include changes in the possible future recoverability and classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

     We May Not Be Able to Successfully Complete Development and Achieve Customer Acceptance of New Defense Electronics Products.

     We must continually enhance our products and develop new products on a timely and cost effective basis. Certain enhancements to our products are in the development phase and are not yet ready for commercial manufacturing or deployment. The successful development and deployment of these products is subject to substantial risk. The development of these products, from laboratory prototype to customer trial, and subsequently to general availability, involves a number of steps including the following:

•	completion of product development;

•	the qualification and multiple sourcing of critical components;

•	validation of manufacturing methods and processes;

•	extensive quality assurance and reliability testing, and staffing of testing infrastructure;

•	validation of embedded software; and

•	establishment of systems integration and systems test validation requirements.

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

     We are a Party to Lawsuits and May Be Subject to Other Contingent Liabilities.

     We are a named party in a lawsuit and may be subject to significant other contingent liabilities. Defending these matters may require a substantial amount of our resources, and any judgments may materially affect our financial condition and results of operations. For more information see Item 3 – “Legal Proceedings.”

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

     We Have a Limited Customer Base.

     We are dependent on a small number of customers for a large portion of our revenues. In 2003, four customers accounted for approximately 64% of our net revenues. Customers in the defense electronics market purchase our products in connection with government programs that may have limited duration, leading to fluctuating sales to any particular customer in the defense electronics market from year to year. A significant decrease in our sales to any of our major customers, or the loss of any of our major customers, would have a material adverse effect on our business, financial condition and results of operations. In addition, our revenues are largely dependent upon the ability of our customers to develop and sell products and systems that incorporate our products. There is no assurance that our customers will not experience financial or other difficulties that could adversely affect our operations and, in turn, our results of operations.

     We May Not Be Successful if We Do Not Attract New Customers.

     Our future success will depend on our attracting additional customers. The growth of our customer base could be adversely affected by:

•	customer unwillingness to implement our defense electronics technology;

•	any delays or difficulties that we may incur in completing the development, introduction and production manufacturing of our planned products or product enhancements;

•	new product introductions by our competitors;

•	any failure of our products to perform as expected;

•	any difficulty we may incur in meeting customers’ delivery, installation or performance requirements; or

•	customer concerns over our financial condition.

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

     Our Agreement with VISTA May Not Produce the Expected Benefits.

     We expect that our relationship with VISTA will have a positive effect on our business because of new products we expect to have as a result of the relationship and access to VISTA’s market channels. There is no assurance that these benefits will materialize. The joint development of the new products and customer acceptance of those products is subject to the same risks and uncertainties as we have described above. Even if we are able to utilize VISTA’s market channels, there is no assurance that this will result in material increased net revenues or that the margins generated from any such increase will be significant. The agreement with VISTA could prevent us from pursuing other opportunities.

     We May Be Unable to Secure Necessary Components and Support Because We Depend Upon a Limited Number of Third-Party Manufacturers and Support Organizations.

     We depend on a limited number of suppliers for components of our products, as well as for equipment used to design and test our products. Certain components used in our products are only available from a single source or limited number of vendors. If these suppliers were to limit or reduce the sale of such components to the Company, or if these suppliers were to experience financial difficulties or other problems that prevented them from supplying the Company with the necessary components, such events could have a material adverse effect on the Company’s business, financial condition and results of operations. These sole source and other suppliers are each subject to quality and performance issues, materials shortages, excess demand, reduction in capacity and other factors that may disrupt the flow of goods to the Company or its customers; thereby adversely affecting the Company’s business and customer relationships. Some of the sole source and limited source vendors are companies who, from time to time, allocate parts to equipment manufacturers due to market demand for components and equipment. The Company has no guaranteed supply arrangements with its suppliers and there can be no assurance that its suppliers will continue to meet the Company’s requirements. Many of our competitors are much larger and may be able to obtain priority allocations from these shared vendors, thereby limiting or making our sources of supply unreliable for these components. If the Company’s supply arrangements are interrupted, there can be no assurance that the Company would be able to find another supplier on a timely or satisfactory basis. Any delay in component availability for any of our products could result in delays in deployment of these products and in our ability to recognize revenues. Suppliers may be concerned regarding our financial condition and therefore may be unwilling to sell components to us, or to grant trade credit to us.

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

     The Defense Electronics Products Business Is Subject to Special Risks.

     We expect that the majority of our net revenues in the future will come from the sale of our defense electronics products. We supply products to sub-contractors and prime contractors whose ultimate customer is often an agency of the United States government. The funding of U.S. government programs is subject to congressional appropriations. Although multiple-year contracts may be planned in connection with major procurements, Congress generally appropriates funds on a fiscal year basis even though a program may continue for several years. Consequently, programs are often only partially funded initially, and additional funds are committed only as Congress makes further appropriations and prime contracts receive such funding. The U.S. government could reduce or terminate a prime contract under which the Company is a subcontractor or team member irrespective of the quality of our products or services. The reduction in funding or termination of a government program we are involved in would result in a loss of anticipated future revenues attributable to that program and contracts or orders received by the Company. The termination of a program or the reduction in or failure to commit additional funds to a program the Company is involved in could increase our overall costs of doing business and have a material adverse effect on our financial condition and results of operations. The contracts with the United States government are subject to special risks including the following: delays or cancellations of funding for programs; ability of the government to unilaterally cancel the contract; reduction or modification as a result of budgetary restraints or political changes; and other factors not under the control of us or the prime contractor. In addition, changes in government administration, and changes in national and international priorities including developments in the geo-political environment such as the current “War on Terrorism,” Operation Enduring Freedom, Operation Iraqi Freedom, and nuclear proliferation in North Korea, could have a significant impact on defense spending priorities and the efficient handling of routine contractual matters. These changes could have either a positive or negative impact on our business, financial condition or results from operations in the future.

     The Failure to Develop and Introduce New Products That Meet Changing Customer Requirements and Address Technological Advances Would Limit Our Ability to Sell Our Products and Services.

     New product development often requires long-term forecasting of market trends, and development and implementation of new technologies. If we fail or are late to respond to new technological developments, market acceptance of our products may be significantly reduced or delayed. The markets we participate in are characterized by rapidly changing technology, evolving industry standards, changes in end user requirements, and frequent new product introductions and enhancements. The introduction of products embodying new technologies or the emergence of new industry standards can render our existing products obsolete or unmarketable. There can be no assurance that we will be able to develop and introduce new products ahead of our competitors, or that our products will not be rendered obsolete. If we fail to invest sufficiently in research and development, our products could become less attractive to potential customers, and our business and financial condition could be materially adversely affected.

     We May Not Be Able to Secure an Adequate Number of Design Wins.

     Before buying our products, a customer will evaluate our products, and those of our competitors, as a part of designing a larger system. When a product is selected by a customer to be utilized in its system we refer to it as a “design win.” The design-win process is typically lengthy and expensive, and there can be no assurance that we will be able to continue to meet the product specifications of our customers in a timely and adequate manner. In the defense electronics market, military planners have historically funded significantly more design projects than actual deployments of new equipment. There can be no assurance that we will secure an adequate number of design wins. Failure to secure future design wins could have a material adverse effect on our business, financial condition and results of operations.

     Product Performance Problems Could Limit Sales Prospects.

     The production of new products with high technology content involves occasional problems while the technology and manufacturing methods mature. If significant reliability or quality problems develop, including those due to faulty components, a number of negative effects on our business could result, including:

•	costs associated with reworking the manufacturing processes;

•	high service and warranty expenses;

•	high inventory obsolescence expense;

•	high levels of product returns;

•	delays in collecting accounts receivable;

•	reduced orders from existing customers; and

•	declining interest from potential customers.

     Although we maintain accruals for product warranties, actual costs could exceed these amounts. From time to time, there will be interruptions or delays in the activation of products at a customer’s site. These interruptions or delays may result from product performance problems or from aspects of the installation and activation activities, some of which are outside our control. If we experience significant interruptions or delays that cannot be promptly resolved, confidence in our products could be undermined, which could have a material adverse effect on operations.

     Failure to Protect Our Intellectual Property Could Adversely Affect Our Ability to Compete in the Industry and Our Profitability.

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

     Like other participants in our industry, we may be subject to infringement claims and other intellectual property disputes as competition in the marketplace continues to intensify. In the future, we may be subject to litigation and may be required to defend against claimed infringements of the rights of others or to determine the scope and validity of the proprietary rights of others. Any such litigation could be costly and divert management’s attention from operations. In addition, adverse determinations in such litigation could:

•	result in the loss of our proprietary rights to use the technology;

•	subject us to significant liabilities;

•	require us to seek licenses from third parties;

•	require us to redesign the products that use the technology; or

•	prevent manufacturing or sale of our products that employ the technology.

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

     Our Products Are Subject to Government Regulation.

     The export of our products and related technology may be subject at times to regulation and restriction by the Department of Commerce. Because our products are utilized in defense and intelligence gathering related applications, in some cases the export of our products and related technology may be subject to further regulation and restriction by the Department of State. Sales to foreign countries have not been material to date, but export controls could limit our ability to sell our products outside the United States or could delay such sales in the future. We also may be required to spend substantial time and resources in order to comply with the regulations and restrictions. We could be subject to fines if we fail to properly comply with these regulations.

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

     RISK FACTORS RELATED TO THE SECURITIES MARKET

     Our Common Stock Is Subject to Price Volatility.

     The price of our common stock is volatile. Fluctuations in operating results, such as revenues or operating results being below the expectations of public market analysts and investors, may cause additional volatility in the price of the common stock. In such event, the market price of our common stock could decline significantly. A significant decline in the market price of the common stock could result in litigation that could also result in increased costs and a diversion of management’s attention and resources from operations.

     There May Not Be a Liquid Market for our Common Stock.

     Our common stock currently is traded on the OTC Bulletin Board operated by Nasdaq. This market generally has less liquidity than the Nasdaq SmallCap Market and certain institutional investors are precluded from buying stock in this market. There can be no assurance that our investors will be able to sell our common stock at prices and times that are desirable.

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

     We May Propose a Reverse-Split of Our Common Stock.

     In order to reduce the number of shares outstanding, increase the trading price of our common stock, qualify for listing on an exchange and possibly attract additional groups of investors we may at some time in the future propose a reverse-split of our common stock. Such a proposal would require the approval of the majority of the outstanding shares of voting stock to be implemented. There can be no assurance that a reverse split would have the intended effect and therefore it could dilute the value of our common stock.

ITEM 2 – PROPERTIES

     All of our facilities are leased and are located in Richardson, Texas. We lease approximately 20,000 square feet under a lease agreement that expires in January 2009. These facilities include production, engineering, sales, marketing and administrative offices and we believe it to be suitable for our current operations.

ITEM 3 – LEGAL PROCEEDINGS

     We are involved in various legal proceedings and claims arising in the ordinary course of business.

     Shareholder Action. A shareholder class action lawsuit was filed in the U. S. District Court for the Northern District of Texas in November 1999 on behalf of all persons and entities who purchased the Company’s common stock during the period between February 24, 1998 and November 17, 1998. The named defendants include the Company and certain former and present officers and directors of the Company. The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making false and misleading statements concerning the Company’s reported financial results during the period, primarily relating to revenue recognition, asset impairment and capitalization issues. The plaintiffs seek monetary damages, interest, costs and expenses. In March 2001, our motion to dismiss the case was denied. In December 2002, the Court denied the plaintiffs’ motion for class certification. The plaintiffs appealed this ruling to the 5th Circuit Court of Appeals and in March 2003 the appellate court refused to hear the appeal. After additional discovery and certain rulings by the Court, the complaint is now pending with 12 individual plaintiffs. We have reached agreement in principle with each of the plaintiffs to settle the matter. Pursuant to the settlement arrangements we will make payments aggregating approximately $185,000. Completion of the settlements is pending preparation of settlement and release documents and approval of the settlement by the Court.

     Reliance Insurance Company (“Reliance”) provides the primary $2,000,000 of insurance coverage for this matter. Reliance has been ordered liquidated by the insurance commissioner of the State of Pennsylvania. We have previously received $300,000 from the Texas Property and Casualty Guaranty Association related to this claim. We believe that we have a claim against Reliance of approximately $1,600,000 and have filed a proof of claim for this amount with the Statutory Liquidator for Reliance. We do expect some recovery pursuant to this claim, however, the amount of such recovery cannot be estimated at this time and there is no assurance as to any recovery. In addition, the timing of any recovery is uncertain and could be a matter of years. Accordingly, we have not reflected any such recovery in our financial statements.

     Zurich American Insurance Company (“Zurich”) provides excess liability coverage of up to $3,000,000, for amounts in excess of $2,000,000 related to this matter. We do not believe that the total costs related to this matter will invoke the coverage provided by Zurich. Nonetheless, Zurich has agreed to advance to us the approximately $185,000 in settlement payments. Any such amounts advanced will be evidenced by a note payable to Zurich, payable in two years and will bear interest at 7% per annum, payable at maturity. The note will be secured by warrants to purchase shares of our common stock.

     Contract Dispute. In March 2002, we entered into an agreement with LaBarge, Inc. (“LaBarge”) for the development and manufacture of a “conduction cooled” version of a certain model of our VQG4 product. In February 2003, we terminated the contract because we believe LaBarge did not fully perform under the contract and defaulted. Subsequent to February 2003, we engaged in a series of discussions with LaBarge regarding the settlement of outstanding issues, including claims of monies owed. We have been unable to resolve these issues and in October 2003 litigation was commenced in the Circuit Court of the County of St. Louis in the State of Missouri. In these proceedings LaBarge has alleged that we improperly terminated the contract and seeks recovery of costs and lost profits amounting to approximately $700,000. We have alleged that LaBarge breached the contract and are seeking recovery of amounts previously paid to LaBarge, costs incurred resulting from the breach and lost profits. Such items aggregate in excess of $1,000,000. The ultimate resolution of this matter cannot be determined at this time.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the quarter ended December 31, 2003, no matters were submitted to a vote of our stockholders.

PART II

ITEM 5 – MARKETS FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the OTC Bulletin Board operated by Nasdaq under the symbol “TERA.”

     The high and low bid prices for our common stock for each full quarter of the last two fiscal years, as reported on the OTC Bulletin Board, are as follows (these prices are inter-dealer prices, without mark-up, mark-down or commission included and may not necessarily represent actual transactions):

Quarter period ended	High	Low
2003
March 31	0.240	0.120
June 30	0.220	0.140
September 30	0.490	0.150
December 31	0.430	0.200
2002
March 31	0.240	0.080
June 30	0.360	0.090
September 30	0.240	0.100
December 31	0.260	0.100

     As of February 29, 2004, there were approximately 6,000 owners of record of our common stock, including nominee holders such as banks and brokerage firms who hold shares for the benefit of beneficial owners of our common stock.

Dividend Policy

     No dividends were paid on any class of equity in 2003 or 2002. We do not currently plan to pay any dividends on our common stock. Delaware law restricts our ability to pay any dividends on our common stock.

Sales of Unregistered Securities

     In October 2003 we issued 8,333,333 shares of our common stock for $1,000,000 cash, a rate of $0.12 per share, related to the exercise of conversion rights issued to a group of private investors that had provided guaranties that secured a credit facility for DCS. The proceeds were used to repay all amounts outstanding under the $1,000,000 credit facility and the facility was cancelled. Also in October 2003 we issued 2,800,000 shares of our common stock in cancellation of principal and interest totaling approximately $700,000, a rate of approximately $0.25 per share, related to a note payable to a private investor.

     Our sales of this common stock were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and pursuant to Rule 506 of Regulation D of the Securities Act. A Rule 506 exemption was available for these sales because the Company sold only to accredited investors; the Company did not solicit or advertise the sales; a restrictive legend was placed on each certificate issued describing the restrictions against resale; and a Form D was filed with the Securities and Exchange Commission and in each state where the individual investors reside.

ITEM 6 – SELECTED FINANCIAL DATA

     The following tables set forth certain historical consolidated financial data for the Company.

	Years ended December 31,
	2003	2002	2001*	2000*	1999*
		($ in thousands, except per share data)
Statement of Operations:
Net revenues	$6,207	$5,036	$6,822	$11,748	$12,103

Operating loss	$(5,521)	$(7,235)	$(16,724)	$(29,062)	$(23,241)

Loss from continuing operations	$(8,559)	$(2,830)	$(17,181)	$(28,790)	$(26,286)
Loss from discontinued operations	—	(1,520)	(3,412)	(782)	(2,249)
Loss on disposal of discontinued operations	—	—	(956)	—	—
Extraordinary item – loss	—	—	—	—	(1,054)

Net loss	$(8,559)	$(4,350)	$(21,549)	$(29,572)	$(29,589)

Loss allocable to common stockholders	$(8,559)	$(4,350)	$(21,549)	$(30,538)	$(34,517)

Basic and diluted loss per share:
Continuing operations	$(0.07)	$(0.03)	$(0.20)	$(0.36)	$(0.67)
Extraordinary item	—	—	—	—	(0.02)
Discontinued operations	—	(0.02)	(0.05)	(0.01)	(0.05)

Net loss	$(0.07)	$(0.05)	$(0.25)	$(0.37)	$(0.74)

Weighted average shares (thousands)	119,111	93,581	86,354	83,229	46,762
Balance Sheet:
Assets:
Current assets	$4,232	$4,918	$8,105	$18,805	$11,861
Excess of cost over assets of companies acquired	—	—	—	3,354	4,115
Other long-term assets	1,116	1,806	2,091	1,845	8,366

Total assets	$5,348	$6,724	$10,196	$24,004	$24,342

Liabilities & Stockholders’ Equity:
Current liabilities including current maturities of long-term debt	$5,431	7,358	$11,807	$4,593	$8,674
Long-term liabilities	6,704	2,000	—	—	15,264
Stockholders’ equity (deficit)	(6,787)	(2,634)	(1,611)	19,411	404

	$5,348	$6,724	$10,196	$24,004	$24,342

* Certain amounts have been reclassified to conform to current classifications.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Consolidated Financial Statements and their related notes found on pages 31 through 53 of this Form 10-K. Except for historical facts, all statements included in the following discussion about our financial position, business strategy, and plans of management for future operations are forward-looking statements. Forward-looking statements involve risks and uncertainties and actual results could materially differ from those expressed in or implied by the forward-looking statements.

Results of Operations

     The following table shows the revenue and gross profit (loss) for our products:

	Years Ended December 31,
	2003	2002	2001
	($ in Thousands)
Net revenue:
Defense electronic products	$6,207	$5,036	$4,195
Optical networking equipment	—	—	2,368
Other	—	—	259

	$6,207	$5,036	$6,822

Gross profit (loss):
Defense electronic products	$2,209	$1,702	$(424)
Optical networking equipment	—	—	—
Other	—	—	(715)

	$2,209	$1,702	$(1,139)

Net revenues

     Net revenue from the sale of defense electronics products increased 23% between 2002 and 2003 and 20% between 2001 and 2002. The increased product sales reflect our continued penetration of the market for these products and customer acceptance of our products. The majority of the increase in net revenues results from sales of our PowerPC-based product line. We have sold these products into an increasing number of programs; however, many programs have not yet reached their full production phase. In the full production phase, orders tend to be larger and more predictable. In the fourth quarter of 2003 we received production orders for two programs for which we had previously secured design wins. These programs contributed to the increase in net revenues in 2003. We expect that these programs, and other programs that we expect to move into the production phase in 2004, will contribute to increases in our net revenues in 2004. We believe that general factors in our industry have contributed to the historical increase in our net revenues and that these factors will continue to do so. The demand for products such as ours has been increasing as defense expenditures have increased and, more importantly we believe, as the portion of those expenditures related to defense electronics has increased.

     In November 2003 we entered into a Technology Licensing and Marketing Agreement with VISTA. See Part I – Item 1 – “Business – Recent Developments”. Under this agreement we will receive up to $3,500,000 of licensing fees from VISTA. As of December 31, 2003 we have recorded deferred revenue of $1,550,000 related to VISTA licensing fees that we had received, but we have not yet recognized as revenue. We expect to receive substantially all of the balance of the licensing fees and to recognize revenue related to these fees during 2004. We also believe that the agreement with VISTA will have a positive effect on our net revenues through access to new products and access to additional market channels. There is no assurance, however, as to the timing or amount of this effect, if any.

     Net revenue from optical networking equipment relates almost exclusively to the OmniLynx product line. In August 2001, we sold essentially all of the assets related to the OmniLynx product line to ITI, of which we continue to own a portion. Subsequent to August 2001, we have had no revenues from optical networking equipment.

     Other revenues consist primarily of the voice and data switching products used in air traffic control applications and video network products, which we no longer sell.

Gross profit (loss)

     Our gross profit from sales of defense electronics products increased because of the higher sales levels in the respective periods. Generally, as net revenues increase we expect to experience an increase in gross profit as a percentage of net revenues, as certain costs of revenue are fixed in nature. The gross profit percentage is also effected by the mix of products sold in a particular period.

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

     As of December 31, 2000, our assets related to the OmniLynx product line, including inventories, were reduced to their estimated net realizable value. Therefore, revenue from the sales of such OmniLynx products in 2001 produced no gross profit or loss. The gross loss in 2001 represents manufacturing and production overhead costs incurred in 2001.

Engineering and development expenses

     Engineering and development (“E&D”) expense decreased to $2,574,000 in 2003 from $3,065,000 in 2002 and $5,096,000 in 2001. Total E&D expense by product line was distributed as follows:

	Years ended December 31,
	2003	2002	2001
		($ in Thousands)
Defense electronic products	$2,574	$2,803	$2,286
Optical networking products	—	84	1,336
Other	—	178	1,474

	$2,574	$3,065	$5,096

     Included in E&D expenses for 2003 and 2002 is $193,000 and $800,000, respectively, related to engineering design services provided by Flextronics pursuant to the arrangement entered into with Flextronics concurrent with the sale of our engineering design services business. The decline in E&D costs related to our defense electronics products is due in large part to the reduced services provided by Flextronics in 2003. Activity in 2003 and 2002 primarily reflects on-going enhancements to our VQG4 product line and development activity related to our Eagle I product that was introduced in 2003. The increase in these costs between 2001 and 2002 reflects the effect of the Flextronics arrangement, as well as increased activity related to the Eagle I product. We do not expect a material change in engineering and development costs in 2004 as compared to 2003.

     E&D costs related to optical networking products in 2001 relate to the Aegean product line that we began developing in 2000. In the fourth quarter of 2001, we curtailed activity related to the Aegean product line because we were unable to arrange outside funding for these activities. We ceased all activities related to Aegean in the second quarter of 2002.

     Other E&D costs in 2001 included approximately $670,000 related to the engineering organization involved with the OmniLynx product line, which was eliminated during 2001. The balance of other E&D costs in 2001 arose from development activities on the Centauri product line. In the first quarter of 2002, we suspended all development activities related to the Centauri project.

Selling and administrative expenses

     Selling and administrative expenses decreased $1,165,000, or 20%, between 2002 and 2003 and decreased $2,516,000, or 30%, between 2001 and 2002. The decrease between 2002 and 2003 results from lower general and administrative costs such as insurance, professional fees and personnel costs. This decrease is offset by increased selling costs arising from the increase in net revenues. We generally expect 2004 administrative costs to approximate those in 2003 and expect selling costs to increase with the increase in net revenues. The decrease between 2001 and 2002 was in large part because of the curtailment and sale of the operations related to the OmniLynx product line. The decrease between 2001 and 2002 was offset by increased general and administrative expenses related to our defense electronics business.

Amounts related to OmniLynx assets and ITI

     Subsequent to the sale to ITI of substantially all of the assets related to the OmniLynx product line, ITI has conducted all operations related to the OmniLynx product. We initially had a 33% equity interest in ITI, which decreased to 22% in February 2003. We have minority representation on ITI’s board of directors, no funding obligations and no involvement in day-to-day operations. We account for our investment in ITI using the equity method of accounting. Earnings of $34,000 in 2001 and loss of $582,000 in 2002 represent our proportionate share of the net earnings or loss of ITI for each of those periods.

     In August 2001 we sold substantially all of the OmniLynx assets to ITI. We received a cash payment of $1,000,000 and are entitled to receive additional amounts from ITI based upon the utilization of inventory acquired from us and based on the financial position of ITI at specific points in time. The total additional amount to be received could not be determined at that time. The amounts due from ITI were recorded at the carrying value of the assets disposed of, less amounts received from ITI. Accordingly, no gain or loss was been recorded as a result of that transaction.

     In 2001, we recognized non-recurring costs in connection with the sale of the OmniLynx assets that amounted to $2,101,000. These costs related to maintaining the assets until the sale and the settlement of certain contractual obligations related to those assets such as warranty obligations, employee retention agreements and lease obligations.

     In October 2003 we reached an agreement in principal with a third party to sell our interest in ITI and to settle all amounts due from or to ITI for a cash payment totaling $250,000. Accordingly, we had adjusted the carrying value of our investment in ITI to $250,000. This resulted in a write-off of the receivable from ITI of $669,000 and a charge of $452,000 to adjust the carrying value of our investment in ITI.

Litigation settlement

     In April 2002, we settled litigation that we had brought against Cadence. See “Item 3 – Legal Proceedings.” Pursuant to this settlement we received $6,300,000, net of fees paid to our attorneys related to this matter.

Litigation costs

     Litigation costs represent legal fees and expenses related to a stockholder suit. We have reached an agreement in principal to settle this litigation and have recorded a provision for the settlement and estimated costs to affect it. See “Item 3 – Legal Proceedings.” The allegations in the suit relate to operations that have been sold or otherwise discontinued; therefore, these costs are reflected as non-operating expenses. Amounts incurred by the Company in excess of $200,000 are reimbursable under an insurance policy. However, the insurance carrier that provides the first $2,000,000 of such coverage is in liquidation and has not paid any amounts to us. We have received $300,000 from a guarantee fund maintained by the State of Texas. The costs for 2002 have been reduced by $300,000. We have filed a claim for approximately $1,600,000 with the liquidator for this carrier and we expect to recover some amounts. The amount and timing of any such recovery is uncertain. Therefore, no estimate of any such recovery has been recorded.

Interest expense

     Interest expense, including non-cash financing charges, consists of the following:

	Years ended December 31,
	2003	2002	2001
	($ in Thousands)
Interest on debt instruments	$384	$291	$151
Non-cash financing costs	1,448	125	82
Other interest	15	92	29

	$1,847	$508	$262

     Non-cash financing costs consists of amortization of the value of warrants to purchase common stock issued in connection with various financings and, in 2003, approximately $121,000 related to a beneficial conversion feature. The value of the warrants has been determined by using the Black-Scholes pricing model and amortized over the life of the underlying debt. The beneficial conversion feature arose from the conversion of a note payable into common stock during 2003.

Discontinued operations

     The loss from discontinued operations of $1,520,000 in 2002 results from a charge recorded in the third quarter of 2002 relating to the settlement of certain indemnification obligations. These obligations arose from the sale of certain operations to Savage Sports. See “Item 3 – Legal Proceedings.”

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

($ in Thousands)
Proceeds	$2,800
Net book value of assets sold	(517)
Goodwill	(2,682)
Operating loss through date of sale	(308)
Estimated cost of real estate lease	(249)

Loss on disposal of discontinued operation	$956

     The results of operations related to our engineering design services business are reflected as loss from discontinued operations in 2001.

Outlook for 2004

     Net revenue from the sale of our defense electronic products has increased in each of the last three years and we expect it to further increase in 2004. Net revenue from these sales amounted to $6,207,000 in 2003, including $2,170,000 in the fourth quarter of 2003. Not included in net revenue in 2003 is $1,550,000 of deferred revenue related to license fees we received from VISTA in 2003. We expect increases in net revenue to occur as a result of continued sales of our products into programs for which we have previously secured design wins and due to new programs. However, there can be no assurance that this increase will occur or that there will not be further delays in these and other programs. We expect net revenues to increase in 2004 due to the recognition of license fee revenue related to our agreement with VISTA. We also expect the VISTA agreement to have a positive effect on our product sales, but the timing and magnitude of this effect is uncertain.

     Our ability to generate a profit from operations and to generate positive cash flow from operations largely depends on the continued growth in revenue from sales of defense electronics products. Our ability to achieve higher levels of net revenue depends upon a number of factors, including customer acceptance of our products, including new and enhanced products, our ability to meet customer demands as to product availability, price and performance, availability of funding for programs in which our products will be deployed, the performance of other companies who provide products or services to these programs and our access to adequate working capital, as well as other factors that may not be within our control (See Item 1 – “Business – Risk Factors”).

     In order to execute our business plan we may need access to capital. See "- Liquidity and Capital Resources – Financing Activities” for a discussion of these requirements and how we expect to meet them.

Liquidity and Capital Resources

     As of December 31, 2003, we had cash and temporary investments of $165,000 and negative working capital of $1,199,000, which included $1,550,000 of deferred revenue. Funded debt at December 31, 2003 amounted to $7,430,000 and other long-term liabilities amounted to $795,000. For the year ended December 31, 2003, cash flow used in operations amounted to $4,776,000.

Operating activities

     Net cash applied in operations reflects the net loss of $8,559,000, non-cash charges amounting to $3,408,000 and a decrease in net operating assets of $375,000. Significant items contributing to these amounts are as follows:

•	Inventories decreased $758,000 because we utilized our inventories on hand to fulfill our increased net revenues in 2004. We expect to utilize additional inventories in 2004.

•	Accounts receivable increased $1,362,000 because of increased net revenues, particularly related to shipments late in 2003.

•	Accounts payable and accrued liabilities decreased $571,000 as we generally made payments to vendors more quickly than in prior periods.

•	Deferred revenue increased $1,550,000. This relates to license fees we received from VISTA in 2003 that we did not recognize as revenue. We expect to recognize this amount as revenue in 2004.

•	Non-cash charges include the following:

•	Amortization of deferred financing costs of $1,448,000. These non-cash financing costs relate to warrants issued in connection with financing transactions and beneficial conversion features related to certain of the transaction. We expect these charges to decrease in 2004.

•	Depreciation and amortization of $247,000, which we do not expect to be materially different in 2004.

•	Utilization of prepaid services of $193,000. This relates to our agreement with Flextronics that was completed in 2003.

•	Amounts related to ITI of $1,151,000. We do not expect any such charges in 2004.

Investing activities

     Cash flows from investing activities in 2003 includes $457,000 from the redemption of temporary cash investments, less capital expenditures and capitalized software development costs of $137,000.

Financing activities

     In January and March 2003, we completed private placement transactions in which we issued a total of 4,166,667 shares of common stock and warrants for the purchase of an additional 4,333,333 shares of common stock for aggregate net proceeds of $494,000. The warrants have an exercise price of $0.15 per share and are exercisable at any time through March 31, 2007.

     In March 2003, the Company and DCS entered into a revolving line of credit with a bank in order to provide working capital to DCS. Under the facility, DCS could borrow up to $1,000,000. Outstanding amounts were due March 26, 2004; however, DCS could extend the maturity date six months, provided certain conditions are maintained. Interest was payable monthly at the greater of prime plus 1% and 5.25%. This working capital facility was secured by the accounts receivable and inventories of DCS, the guarantee of the Company and by limited guarantees provided by certain private investors. As consideration for providing the guarantees that secured the Note, the Company entered into a Reimbursement Agreement with the guarantors. The Reimbursement Agreement provided that the Company would reimburse the investors for any amounts that may be required to reimburse the bank pursuant to the guarantees. Pursuant to the Reimbursement Agreement and related agreements, the investors had the right to purchase up to 8,333,333 shares of the Company’s common stock for $1,000,000 in cash, and the proceeds would be used to repay amounts outstanding under the Note and provide for the release of the guarantees. In addition, the investors received warrants to purchase an aggregate of 9,582,334 shares of the Company’s common stock at a price of $0.15 per share. The warrants may be exercised at any time through March 31, 2007. In October 2003, the investors exercised their purchase rights and purchased 8,333,333 shares of common stock for $1,000,000 cash. The proceeds were used to repay all amounts outstanding under the facility, $1,000,000 at the time, and the facility was cancelled.

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

     Also in July 2003 we restructured some of our outstanding debt. We amended our $1.5 million and $2.7 million credit agreements with Bank One to combine them into a single $4.2 million credit agreement. The maturity of the amended agreement was extended to June 27, 2004, with no mandatory reductions prior to that date. The amended credit agreement is secured by a letter of credit provided by a private investor. At September 30, 2003 principal and accrued interest outstanding pursuant to a note payable to a private investor amounted to approximately $700,000. In October 2003, this investor agreed to cancel the note in exchange for 2,800,000 shares of the Company’s common stock and the extension of the maturity date of common stock warrants previously issued to the investor. Warrants are for the purchase of an aggregate of 2,790,000 shares of common stock at a price of $0.12 per share and had been issued to the investor in connection with previous financing transactions. The expiration dates of the warrants, which ranged from December 31, 2003 to October 31, 2004, have been extended to October 31, 2005.

     In March 2004, we further restructured the credit agreement with Bank One. Under the amended agreement all amounts outstanding are due April 30, 2005. In addition, the amount available under the facility will decrease by $300,000 as of June 30, 2004 and December 31, 2004. The letter of credit that secures this facility has been amended to correspond with the amended facility. As consideration for extending the letter of credit, we have issued options to purchase a total of 6,500,000 shares of our common stock to the private investor who provides the letter of credit. Warrants for the purchase of 3,250,000 shares have an exercise price of $0.29 per share and warrants for the purchase of 3,250,000 shares have an exercise price of $0.55 per share. The warrants may be exercised at any time until their expiration on April 30, 2006.

     As discussed above we are obligated under various contracts and commercial commitments. The following table summarizes these obligations:

	Period in which payments due (in thousands)
Nature of Obligation	2004	2005	2006	2007	Thereafter
Notes payable	$700	$6,730	$—	$—	$—
Operating leases	284	224	217	222	246
Non-cancelable purchase
commitments	669	206	—	—	—
Settlement payments	700	600	—	—	—

Total	$2,353	$7,760	$217	$222	$246

     We expect to generate positive cash flow from operations in 2004 and expect that such cash flow will be adequate to meet our obligations during 2004. Our estimate of capital needs is subject to a number of risks and uncertainties that could result in additional capital needs that have not been anticipated. An important aspect of our estimated capital requirements is our ability to begin to generate positive cash flow from operations. As discussed above, this in turn is dependent upon our ability to increase revenues from our defense electronics business, to generate adequate gross profit from those sales and to control other costs and expenses. Our capital needs could increase materially if any of our contingent liabilities are resolved adversely to the Company. In addition, we could require additional working capital if the defense electronics business increases more rapidly than we currently anticipate.

     Approximately $7,430,000 of debt is due in 2005. Of this, $3,130,000 relates to subordinated convertible notes that are convertible into common stock at the rate of $0.16 per share. From January 1, 2004 to February 29, 2004 our common stock closed at prices ranging from $0.24 to $0.36 per share. We expect this debt will be converted into common stock prior to its maturity in June 2005. As of February 29, 2004 $130,000 of the original issue of these notes had been converted into common stock. The balance of the debt due in 2004 relates to our guaranteed bank facility. We expect to able to refinance or otherwise extend this facility prior to its maturity in June 2005.

     Should we need additional capital during 2004 or thereafter we expect that we will be able to secure it, as we have in the past. Potential sources of additional capital include the sale of additional debt or equity securities and other debt, such as bank debt. We could decide to raise additional capital during 2004 prior to a specific need for it arising. We might due this in order to provide the Company additional operating flexibility or to take advantage of opportunities to raise capital that might not be available at another time. A sale of additional securities could result in dilution to existing common shareholders. There is no assurance that additional capital will be available under terms which are acceptable.

Contingent liabilities

     As discussed in Item 3 – “Legal Proceedings,” we are exposed to certain contingent liabilities which, if resolved adversely to us, could adversely affect our liquidity, our results of operations, and/or our financial position.

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

Estimates

     Management has made estimates regarding the following matter which could have a material effect on our consolidated financial statements:

•	Valuation of warrants issued in debt transactions.

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

Revenue recognition

     We generally recognize revenue when our products are shipped to the customer. This is normally the point when all of the following factors have been achieved:

•	Persuasive evidence of a sales arrangement exists, such as a contract or binding purchase order,

•	The product has been delivered to the customer,

•	The price is fixed or determinable, and

•	Collection of the resulting receivable is reasonably assured.

     In some cases the product is shipped to a customer for evaluation or testing. In such cases, revenue is not recognized until the customer has evidenced intent to purchase the product by issuing a non-cancelable purchase order to us for the product.

     License fees are generally recognized at the point we have met essentially all our obligations under the related license agreement and collection of the fees is reasonably assured. In the case of arrangements under which we are obligated to deliver more than one item, we recognize the license fees in accordance with EITF 00-21, “Revenue Arrangements With Multiple Deliverables”. License fees received prior to the point at which the related revenue is recognized are recorded as deferred revenue.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have outstanding debt amounting to $4,200,000 that bears interest at a variable interest rate. This interest rate is based on a widely used reference interest rate known as LIBOR. An increase of 50 basis points in LIBOR would result in an increase in our annual interest expense of $21,000.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
TeraForce Technology Corporation

We have audited the accompanying consolidated balance sheets of TeraForce Technology Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TeraForce Technology Corporation and subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred significant operating losses in 2003, 2002 and 2001 and is experiencing difficulty in generating operating cash flows, which raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with respect to these matters are also discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Grant Thornton LLP

Dallas, Texas
March 12, 2004

TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2003 and 2002
(Thousands of dollars, except share data)

	2003	2002
Assets
Current assets:
Cash and cash equivalents	$165	$55
Temporary cash investments	—	457
Accounts receivable, net of allowance of $30 in 2003	1,935	573
Receivables from affiliate	—	699
Inventories	1,595	2,354
Prepaid expenses and other current assets	537	780

Total current assets	4,232	4,918
Property and equipment, net	378	573
Investment in affiliate	250	702
Other assets	488	531

	$5,348	$6,724

Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion of notes payable	$700	$4,047
Accounts payable	1,495	1,919
Deferred revenue	1,550	—
Accrued liabilities	1,686	1,392

Total current liabilities	5,431	7,358
Long-term notes payable	5,909	900
Other long-term liabilities	795	1,100
Commitments and contingencies (Notes 10 and 15)
Stockholders’ deficit:
Common Stock, $.01 par value. Authorized 200,000,000 shares, 130,837,186 and 114,255,518 shares issued in 2003 and 2002, respectively	1,308	1,143
Additional paid-in capital	189,194	184,953
Accumulated deficit	(195,702)	(187,143)

	(5,200)	(1,047)
Less 400,474 shares of common stock in treasury -at cost	(1,587)	(1,587)

Total stockholders’ deficit	(6,787)	(2,634)

	$5,348	$6,724

See accompanying notes to consolidated financial statements.

TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Thousands of dollars, except share data)

	Years ended December 31,
	2003	2002	2001
Net revenue	$6,207	$5,036	$6,822
Cost of revenue	3,998	3,334	7,961

Gross profit (loss)	2,209	1,702	(1,139)

Expenses:
Engineering and development	2,574	3,065	5,096
Selling and administrative	4,707	5,872	8,388
Write-off of receivable from unconsolidated affiliate	699	—	–
Costs related to sale of assets	—	—	2,101

	7,980	8,937	15,585

Operating loss	(5,771)	(7,235)	(16,724)

Other income (expense):
Litigation settlement	—	6,300	—
Litigation costs	(442)	(872)	(282)
Share of income (loss) and adjustment to carrying value of unconsolidated affiliate	(452)	(582)	34
Interest expense	(1,847)	(508)	(262)
Interest income and other	(47)	67	53

	(2,788)	4,405	(457)

Loss from continuing operations	(8,559)	(2,830)	(17,181)
Loss from discontinued operations	—	(1,520)	(3,412)
Loss on disposal of discontinued operations	—	—	(956)

Net loss	$(8,559)	$(4,350)	$(21,549)

Basic and diluted loss per share:
Continuing operations	$(0.07)	$(0.03)	$(0.20)
Discontinued operations	—	(0.02)	(0.05)

Net loss per share	$(0.07)	$(0.05)	$(0.25)

Weighted average number of common shares outstanding (thousands)	119,111	93,581	86,354

See accompanying notes to consolidated financial statements.

TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Deficit)
Years ended December 31, 2003, 2002 and 2001
(Thousands of dollars, except share data)

							Total
	Common Stock		Additional paid-in	Accumu- lated	Treasury Stock		stock- holders’
	Shares	Par	capital	deficit	Shares	Cost	equity
Balances at December 31, 2000	86,098,850	$861	$181,381	$(161,244)	400,474	$(1,587)	$19,411
Net loss	–	–	–	(21,549)	–	–	(21,549)
Stock issued in settlement of contractual obligations	990,000	10	377	–	–	–	387
Warrants issued with notes	–	–	140	–	–	–	140

Balances at December 31, 2001	87,088,850	871	181,898	(182,793)	400,474	$(1,587)	$(1,611)
Net loss	–	–	–	(4,350)	–	–	(4,350)
Warrants issued with notes	–	–	307	–	–	–	307
Stock issued in exchange of warrants	2,000,000	20	(20)	–	–	–	–
Private placements of common stock	25,166,668	252	2,768	–	–	–	3,020

Balances at December 31, 2002	114,255,518	1,143	184,953	(187,143)	400,474	$(1,587)	$(2,634)

Net loss	–	–	–	(8,559)	–	–	(8,559)
Warrants issued with debt financing	–	–	2,019	–	–	–	2,019
Exercise of employee stock options	134,402	1	21	–	–	–	22
Exercise of warrants	300,000	3	33	–	–	–	36
Conversion of subordinated debt	847,266	8	128	–	–	–	136
Stock issued in exchange for debt	2,800,000	28	671	–	–	–	699
Exercise of purchase rights	8,333,333	83	917	–	–	–	1,000
Private placements of common stock	4,166,667	42	452	–	–	–	494

Balances at December 31, 2003	130,837,186	$1,308	$189,194	$(195,702)	400,474	$(1,587)	$(6,787)

See accompanying notes to consolidated financial statements.

TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2003, 2002 and 2001
(Thousands of dollars)

	Years ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(8,559)	$(4,350)	$(21,549)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued settlement obligation	—	1,445	—
Utilization of prepaid services	193	807	—
Depreciation and amortization	247	256	1,417
Amortization of deferred financing costs	1,448	72	87
Amounts related to unconsolidated affiliate	1,151	582	(34)
Other	369	(377)	59
Change in operating assets and liabilities:
Accounts receivable	(1,362)	415	4,569
Inventories	758	908	(1,139)
Assets held for sale	—	—	2,643
Deferred revenue	1,550	—	—
Accounts payable and accrued liabilities	(571)	(730)	158

Net cash used in operating activities	(4,776)	(972)	(13,789)

Cash flows from investing activities:
Capital expenditures	(32)	(179)	(325)
Investment in temporary cash investments	457	(404)	—
Net proceeds from disposal of discontinued operations	—	1,244	—
Proceeds from sale of assets	—	—	2,250
Investment in affiliate	—	—	(1,250)
Software development costs	(137)	—	—
Investment and other	—	—	73

Net cash provided by investing activities	288	661	748

Cash flows from financing activities:
Proceeds from issuance of notes payable	4,046	700	7,455
Proceeds from issuance of common stock	1,494	3,020	—
Principal payments on notes payable	(1,000)	(3,355)	—
Proceeds from exercise of common stock warrants	36	—	—
Proceeds from exercise of employee stock options	22	—	—

Net cash provided by financing activities	4,598	365	7,455

Net increase (decrease) in cash and cash equivalents	110	54	(5,586)
Cash and cash equivalents, beginning of year	55	1	5,587

Cash and cash equivalents, end of year	$165	$55	$1

See accompanying notes to consolidated financial statements.

TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	Description of Business

The Company’s defense electronics business designs, develops, produces and sells high-capacity embedded computing products which are used primarily in defense related applications. Beginning in 2001 this business is conducted through the Company’s wholly-owned subsidiary, DNA Computing Solutions, Inc. (“DCS”).

Prior to 2002 the Company operated, through various subsidiaries, in three business segments, optical networking equipment, engineering design services, and defense electronics products (formerly referred to as digital signal processor or DSP). In addition, from 2001 through the first quarter of 2002 the Company conducted limited development activities regarding high-density computing systems.

Prior to 2001 the Company’s optical networking equipment business was conducted primarily through its wholly-owned subsidiary, Intelect Network Technologies Company (“INT”). In August 2001 substantially all of the assets of this company, which related to the OmniLynx product line, were sold to a new entity, Intelect Technologies, Inc. (“ITI”). ITI is owned 78% by an unrelated third party and 22% by the Company at December 31, 2003. The Company also conducted limited development activities related to a new generation of optical networking equipment through a wholly-owned subsidiary, Aegean Networks, Incorporated from 2001 through the second quarter of 2002 (see Note 6).

The Company’s engineering design services business, which was conducted through its wholly-owned subsidiary, DNA Enterprises, Inc., historically provided high-value product design and development services, primarily to telecommunications and networking companies. As of December 31, 2001 the Company commenced a plan to dispose of this business segment. Accordingly, the operations related to the design services business have been accounted for as discontinued operations. These operations were sold in January 2002.

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

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company’s investment in ITI is accounted for using the equity method of accounting.

TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(continued)

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying values of cash, temporary cash investments, accounts receivable, notes payable and accounts payable are reasonable estimates of fair value due to their current maturities.

Revenue and Expense Recognition

Revenue from product sales is generally recognized upon shipment of products. This is normally the point at which (a) there is persuasive evidence of a sales arrangement, such as a contract or binding purchase order; (b) the product has been delivered to the customer; (c) the price is fixed or determinable; and (d) collection of the resulting receivable is reasonably assured. In some cases product is shipped to a customer for evaluation or testing. In such cases, revenue is not recognized until the customer has evidenced intent to purchase the product by issuing a non-cancelable purchase order. Estimated sales returns are recorded in the same accounting period as the related revenues.

Revenue from licensing arrangements is recognized at such time that the Company has delivered all required items and that collection of amounts due the Company are reasonably assured, unless earlier recognition of a portion of such amounts is justifiable pursuant to EITF 00-21. At December 31, 2003 recognition of licensing fee revenue amounting to $1,550,000 had been deferred.

Inventories

Inventories consist of raw materials, work in progress and finished goods, and are stated at the lower of cost (determined on a first-in, first-out basis) or market.

Property and Equipment

Property and equipment are generally stated at cost. Property and equipment that in the opinion of management will no longer be utilized in the Company’s operations is valued at the lower of cost and fair value less estimated costs of disposal.

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

TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(continued)

Receivable From and Investment in Affiliate

In connection with the sale of the OmniLynx product line, the Company recorded a receivable from ITI in an amount equal to the carrying value of the assets sold. This amount was equal to the estimated net realizable value of those assets. Amounts are payable by ITI to the Company based on the utilization of those assets by ITI and on the financial condition of ITI at certain points in time (see Note 6). The Company assesses the net realizable value of the receivable from ITI based on the historical and projected operating results of ITI and on periodic analysis provided to the Company by ITI.

The Company’s investment in ITI is accounted for using the equity method of accounting. Accordingly, the Company recognizes its proportionate share of ITI’s net earnings or loss. The Company further assesses the recoverability of its investment base on various factors, including the operating results and financial condition of ITI.

Deferred Financing Costs

A portion of the proceeds from the issuance of convertible debt securities with beneficial conversion features and/or detachable stock purchase warrants is recognized as additional paid-in capital and as a discount to its related debt instrument. The discount related to beneficial conversion features, deferred financing costs in connection with the issuance of debt, and the discount related to detachable stock purchase warrants are amortized on the straight-line method, which has produced results similar to the effective interest method.

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

Basic Loss Per Common Share

The Company uses the weighted average number of shares outstanding to compute basic loss per share and diluted loss per share. Diluted loss per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding. In 2003, 2002 and 2001 all potential common shares were anti-dilutive.

TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(continued)

Income Taxes

The Company accounts for income taxes under the liability method whereby deferred tax assets and liabilities are determined based on differences between the financial reporting and income tax bases of assets and liabilities and are measured using the enacted tax rates and laws expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided unless realization of such assets is deemed more likely than not.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash and cash equivalents include cash held in banks and time deposits having maturities within three months of the date of purchase by the Company.

Goodwill

Goodwill, which represents the excess of purchase price over fair value of net assets acquired, has been amortized on a straight-line basis over 10 to 15 years. As of December 31, 2000 the remaining goodwill related entirely to the engineering design services business. This amount was written off in 2001 connection with the disposal of the business (Note 4).

Stock Option Plan

The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” requires pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied.

Had the Company determined compensation cost based on the fair value on the grant date for its stock options under SFAS No. 123, the Company’s net losses would have been increased to pro forma amounts as follows:

	Years ended December 31,
	2003	2002	2001
	$ (in Thousands)
Net loss allocable to common shareholders:
As reported	$(8,559)	$(4,350)	$(21,549)
Additional compensation expense	693	1,055	1,202

Pro forma	$(9,252)	$(5,405)	$(22,751)
Loss per share (basic and diluted):
As reported	$(0.07)	$(0.05)	$(0.25)
Pro forma	$(0.08)	$(0.06)	$(0.26)

TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(continued)

Reclassification

Certain prior period balances have been reclassified to conform to the current year presentation.

(3)	Liquidity Matters

The Company has incurred significant operating losses in 2003, 2002 and 2001; however, the amount of these losses has decreased in each of those years. The Company’s operating losses have been funded over the past three years with the proceeds from the sale of debt and equity securities, proceeds from borrowings, proceeds from the sale of assets and, in 2002, with proceeds from the settlement of certain litigation

The decrease in operating losses is the result of the disposal of certain operations, specifically those related to the telecommunications industry, the reduction of other operating expenses and increases in net revenues from the Company’s defense electronics business. Net revenues from the sale of defense electronic products have increased in each of the last three years. Management expects net revenues to increase further in 2004 and as a result that it will generate cash from operating activities during 2004. There can be no assurance, however, that net revenues will increase or will increase to the extent anticipated and that the Company will generate sufficient cash from operating activities.

Should the Company not generate sufficient cash from operating activities the Company could require additional capital. The Company believes that it will be able to raise additional capital through either the issuance of new equity securities, the incurrence of new debt or the modification of the terms of its existing debt obligations. There can be no assurance that the Company can accomplish these matters, or can do so under acceptable terms. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(4)	Discontinued Operations

As of December 31, 2001 the Company had commenced a plan to dispose of its engineering design services business. In January 2002 substantially all of the assets related to this business were sold to Flextronics International, Ltd. (“Flextronics”). Proceeds from the sale amounted to $2,800,000 and consisted of $1,660,000 in cash at closing, a hold-back of $140,000 which was paid six months after the closing and a hold-back of $1,000,000 to be applied against amounts due to Flextronics pursuant to the design services agreement discussed below. In conjunction with the sale, the Company and Flextronics entered into a design services agreement whereby the Company agreed to purchase and Flextronics agreed to provide a specified number of hours of engineering design services over the next year. Such services were charged at agreed upon rates and aggregated approximately $1,000,000. As of December 31, 2003 the Company had utilized the full amount of these services.

The disposal of these operations has resulted in a loss of $956,000 which has been recognized as of December 31, 2001. The loss includes the loss from operations of the design services business from December 31, 2001 to the date of disposal, certain costs associated with the disposal and costs associated with a real estate lease related to those operations. Approximately one year of lease costs, or $249,000 has been charged to the discontinued operations

In the third quarter of 2002 the company reached an agreement in principle regarding certain indemnification obligations to Savage Sports Corporation (“Savage Sports”)(see Note 15). Under the agreement, the Company will pay Savage Sports a total of $1,575,000 over a four-year period. Also under

TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(continued)

the agreement, Savage Sports will fund the cost of insurance programs that are expected to respond to any other such claims that may arise. The Company recorded a charge of $1,520,000 related to this matter in the third quarter of 2002 as a loss from discontinued operations. At December 31, 2003 $1,350,000 is payable under this arrangement of which $600,000 is due after 2004.

(5)	Subsequent Event

Subsequent to December 31, 2003, the Company effected an amendment to its $4,200,000 guaranteed bank facility (see Note 9) to extend the maturity of the facility. Amounts available under the facility will be reduced by $300,000 on June 30, 2004 and December 31, 2004, respectively. All amounts outstanding under the facility are now due April 27, 2005.

(6)	Investment in Affiliate

On August 30, 2001 the Company completed the sale of essentially all of the assets related to the OmniLynx product line to ITI, which is a corporation owned by Singapore Technologies Electronics Ltd. (“STE”) and the Company. Concurrent with the sale of the assets the Company contributed $1,250,000 to ITI for its 33% equity interest. The Company has minority board of director representation in ITI and exercises no day-to-day control over the operations of ITI; therefore, the Company accounts for its equity interest using the equity method of accounting. In February 2003 STE purchased additional shares of ITI common stock for $1,500,000. Subsequent to this transaction the Company owns approximately 22% of ITI’s common stock.

The Company has reached an agreement in principle with a third party to sell all of its ITI common stock and settle all amounts due from and to ITI for a cash payment of $250,000. Accordingly, the Company has written-off its receivable from ITI and has reduced the amount of its investment in ITI to $250,000.

(7)	Inventories

The components of inventories are as follows (in thousands):

	December 31,
	2003	2002
Raw materials	$949	$1,658
Work in progress	304	408
Finished goods	342	288

Total	$1,595	$2,354

TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(continued)

(8)	Property and Equipment

Property and equipment are summarized as follows (in thousands):

	December 31,
	2003	2002
Machinery and equipment	$1,072	$1,048
Computer equipment	304	297
Software	388	388
Furniture and fixtures	144	144
Leasehold improvements	101	101

	2,009	1,978
Less:
Accumulated depreciation and amortization	(1,631)	(1,405)

Total	$378	$573

(9)	Notes payable

Notes payable consist of the following (in thousands):

	December 31,
	2003	2002
Guaranteed bank facility (A)	$4,200	$4,200
12% convertible subordinate notes (B)	3,130	—
Short-term note (A)	—	647
Subsidiary revolving credit facility (C)	—	—
Other (D)	100	100

	7,430	4,947
Amount due within one year	(700)	(4,047)
Unamortized discount	(821)	—

Amount due after one year	$5,909	$900

(A) In June 2003 the Company entered into an amended loan agreement with Bank One, N.A. (“Bank One”) which provides for borrowings of up to $4,200,000 on a revolving basis All amounts outstanding under this facility are due April 27, 2005. Interest is payable monthly at LIBOR plus 1.75% (2.87% at December 31, 2003). This facility is secured by a $4,500,000 letter of credit provided by a private investor.

In March 2004, this credit facility was amended to provide for a maturity of April 30, 2005. The maximum amount available under the facility will be reduced by $300,000 on June 30, 2004 and December 31, 2004, respectively. The letter of credit securing the facility was extended to reflect the increased maturity. As consideration for this extension, the Company issued warrants to the private investor. The warrants provide for the purchase of 3,250,000 shares of the Company’s common stock at a price of $0.29 per share and 3,250,000 shares of the Company’s common stock at a price of $0.55 per share. The warrants are exercisable at any time through April 30, 2006. (see Note 5). The fair value of these warrants is approximately $190,000 using the Black-Scholes pricing model. This amount will be amortized over the term of the loan and included in interest expense.

TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(continued)

In connection with the letter of credit and guaranty of the above facility, the Company entered into reimbursement agreements with the private investor providing the security. The agreement provides that the Company will reimburse the securing party for any costs associated with the letters of credit and guaranty, including any amounts which the party may be required to fund to the bank. The Company has agreed to grant a security interest in certain accounts receivable and inventories in the event they must fund amounts to the bank. In addition, the Company has agreed not to pledge certain of its assets or to incur certain indebtedness in excess of $1,000,000 without the consent of the securing party. As consideration for initially providing this security, the Company issued warrants for the purchase of the Company’s common stock to the securing party and amended certain other warrants previously held by the party. The new and amended warrants provide for the purchase of up to 2,790,000 shares of the Company’s common stock at a price of $0.12 per share. The warrants generally expire in October 2004. The fair value of the new warrants and the amendment to the existing warrants is approximately $200,000 using the Black-Scholes pricing model. This amount is being amortized over the average term of the loans and is included in interest expense.

The private investor providing security for the loan agreements described above, also provided the Company with cash advances pursuant to a series of short-term notes. In October 2003, this investor agreed to cancel the note and accrued interest totaling approximately $700,000 in exchange for 2,800,000 shares of the Company’s common stock and the extension of the maturity date of common stock warrants previously issued to the investor. Warrants for the purchase of an aggregate of 2,790,000 shares of common stock at a price of $0.12 per share had been issued in connection with previous financing transactions discussed above. The expiration dates of the warrants, which ranged from December 31, 2003 to October 31, 2004, have been extended to October 31, 2005. The extension of maturity dates had an estimated value of $121,000, which has been included in interest expense in 2003.

(B) In July and August 2003, the Company issued $3,010,000 principal amount of 12% convertible subordinated notes in a private placement to qualified investors and $250,000 principal amount of such notes to an officer and a director, both related parties. The purchasers of the notes also received warrants to purchase 2,037,500 shares of the common stock at $0.16 per share. Net proceeds to the Company, after paying commissions to the placement agent and legal costs, amounted to approximately $3,059,000 which will be used for working capital. The Company also issued warrants for the purchase of 1,881,250 shares of common stock to the placement agent for the notes. The Company has valued the warrants issued in this transaction at approximately $258,000 using the Black-Scholes pricing model. This amount and a beneficial conversion feature in the amount of approximately $870,000 have been recorded as discount on debt.

The notes are subordinated unsecured obligations of the Company and are subordinated to the rights of holders of all existing and future senior indebtedness. The terms of the Note Agreement limit the ability of the Company to incur additional senior indebtedness. Pursuant to the Note Agreement, the Company shall not directly or indirectly create, incur or suffer to exist any indebtedness senior to the Notes (“Senior Indebtedness”) in an aggregate principal amount exceeding at any time the sum of one million dollars ($1,000,000) without the prior written consent of at least 51% of the aggregate principal amount of the Notes outstanding at the time the transaction is authorized by the Company’s board of directors. For purposes of calculating the limitation on incurring Senior Indebtedness, the following indebtedness shall not be included in calculating the aggregate amount of Senior Indebtedness: (a) Bank One, NA in the amount of $4.2 million, (b) a private investor in the amount of $650,000, (c) FirstCapital Bank, SSB in the

TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(continued)

amount of $1,000,000, and (d) any restructuring or refinancing of the Senior Indebtedness described in (a), (b) and (c).

The Company will pay all outstanding principal balances on the Notes at maturity, which is June 30, 2005. Interest on the Notes will accrue at a rate of 12% per annum, computed on the basis of a 360-day year of twelve 30-day months. Interest will be due annually on June 15 and at maturity on June 30, 2005. The Company may redeem all or any portion of the outstanding Notes at any time. Each Note to be so redeemed shall be redeemed against payment of an amount in cash equal to: 110% of the outstanding principal balance of the Note, plus accrued interest, if redeemed after June 15, 2003 but on or before June 1, 2004, and 105% of the outstanding principal balance of the Note, plus accrued interest, if redeemed after June 1, 2004.

A note holder may convert any or all of the principal and accrued interest of his Notes into shares of common stock at any time. The number of shares of common stock issuable upon conversion shall be determined by dividing the outstanding indebtedness and accrued interest to be converted by the conversion price in effect at the time of conversion. The initial conversion price of the Notes is $0.16 per share. The conversion price is subject to anti-dilution provisions and therefore may be adjusted from time to time upon the occurrence of certain events.

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

As of December 31, 2003 notes with a principal amount of $130,000 had been converted into common stock.

(C) In March 2003, the Company and DCS entered into a $1,000,000 revolving line of credit with First Capital Bank, SSB

This working capital facility was secured by the accounts receivable and inventory of DCS, the guarantee of the Company and by limited guarantees provided by certain private investors. As consideration for providing the guarantees that secure the facility, the Company has entered into a Reimbursement Agreement with the guarantors. The Reimbursement Agreement provides that the Company will reimburse the investors for any amounts that they may be required to reimburse the bank pursuant to the guarantees. Pursuant to the Reimbursement Agreement and related agreements, the investors have the right to purchase up to 8,333,333 shares of the Company’s common stock for $1,000,000 in cash, the proceeds of which will be used to repay amounts outstanding under the facility and provide for the release of the guarantees. In addition, the investors received warrants to purchase an aggregate of 9,583,333 shares of the Company’s common stock at a price of $0.15 per share. The warrants may be exercised at any time through March 31, 2007. The Company has valued the warrants at approximately $360,000, using the Black-Scholes pricing model. This amount and a beneficial conversion feature in the amount of approximately $408,000 related to the purchase rights have been recorded as deferred financing costs.

In October 2003 the investors exercised their conversion rights under the Reimbursement Agreement. The Company issued 8,333,333 shares of common stock in exchange for $1,000,000 cash, which was used to

TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(continued)

repay all amounts outstanding under the line of credit. The line of credit was then cancelled and all collateral and guarantees were released by the bank.

(D) Consists of $100,000 payable to an officer and director, a related party, under a demand note bearing interest of prime plus 3%. This note may be converted into common stock at the option of the holder at the rate of $1.00 per share.

(10)	Commitments

Leases –

The Company leases office space and certain equipment under leases expiring at various dates through 2008. Rental expense under operating leases was approximately $591,000, $791,000, and $1,284,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Future minimum commitments as of December 31, 2003 under operating leases are as follows (in thousands).

Years ending December 31,
2004	$284
2005	224
2006	217
2007	222
2008 and thereafter	246

Total minimum lease payments	$1,193

As of December 31, 2003 the Company had outstanding non-cancelable purchase orders totaling approximately $875,000 related to the purchase of components and sub-assemblies.

(11)	Employee Benefit Plans

The Company sponsors defined contribution 401(k) plans for substantially all employees. Pursuant to the plans, employees may request the Company to deduct and contribute amounts from their salary on a pre-tax basis. Employee contributions are subject to certain limitations and the Company may make matching contributions, at its discretion. The Company may also make discretionary contributions in addition to matching contributions. Company contributions vest ratably over periods of four to five years, beginning in the second or first year of employment, respectively. Company contributions to the plans were $91,000, $136,000 and $158,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(continued)

(12)	Income Taxes

The difference between the actual income tax benefit and the benefit computed by applying the statutory corporate income tax rate of 34% to pretax losses from continuing operations is attributable to the following (in thousands):

	Years ended December 31,
	2003	2002	2001
Computed expected tax benefit	$(2,910)	$(1,479)	$(7,327)
Increase in valuation allowance	1,487	(168)	7,187
Non-deductible expenses	535	222	230
Other	888	1,425	(90)

Tax expense	$—	$—	$—

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002 are as follows (in thousands):

	December 31,
	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$58,406	$57,574
Accounts receivable	163	—
Inventories	259	261
Accrued liabilities	1,267	785
Alternative minimum tax and other credit carryforwards	38	38
Other	(30)	3

	60,103	58,661
Less valuation allowance	(60,103)	(58,616)

Deferred tax assets	$—	$45
Deferred tax liabilities	—	(45)

	$—	$—

At December 31, 2003, the Company had federal operating loss carryforwards of approximately $171,645,000. Following is a summary of the carryforwards and the expiration dates as of December 31, 2003 (in thousands):

Amounts	Expiration Dates
$3,454	2007
$6,216	2008
$1,972	2009
$4,118	2010
$155,885	2011 and after

TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(continued)

(13)	Warrant Issuances

The Company has issued various series of warrants in connection with debt and equity financings, and as compensation for investment banking and other services. As of December 31, 2003 there were outstanding warrants to purchase 21,854,816 shares of the Company’s common stock as follows:

Shares Subject to Warrants	Exercise Price	Expiration Date
199,400	$0.09	2004
3,670,000	$0.12	2004-2005
13,916,666	$0.15	2007
3,918,750	$0.16	2006
150,000	$2.00	2004

All of the warrants outstanding above are exercisable. In December 2003, warrants for the purchase of 300,000 shares of common stock were exercised, resulting in net proceeds to the Company of approximately $36,000.

The issuance of warrants during the three year period ended December 31, 2003 is as follows:

2003

In March 2003, the Company issued warrants for the purchase of 4,333,333 shares of common stock in connection with a private placement of common stock. The Company also issued warrants for the purchase of 9,583,333 shares of common stock in connection with a debt financing transaction (see Note 9). These warrants expire in March 2007 and have an exercise price of $0.15 per share.

In July and August 2003, the Company issued warrants for the purchase of a total of 3,918,750 shares of common stock in connection with the issuance of its 12% Convertible Subordinated Notes Due June 2005 (see Note 9). All of these warrants expire in June 2006 and have an exercise price of $0.16 per share.

2002

In April 2002 warrants for the purchase of 26,017,308 shares of common stock were returned to the Company and cancelled in exchange for the issuance of 2,000,000 shares of common stock. These warrants had an exercise price of $0.75 per share and stated expiration dates ranging from 2002 to 2004.

In October 2002 the Company issued warrants for the purchase of 400,000 shares of common stock at $0.12 per share exercisable through September, 2005 and amended certain other warrants for the purchase of an aggregate of 780,000 shares of common stock to reduce the exercise price from $0.75 per share to $0.12 per share. The amended warrants expire in 2003 and 2004. These transactions were in connection with the sale of 16,666,668 shares of common stock in a private placement, the proceeds of which were used to repay $2,000,000 in notes payable (see Note 9). The Company has valued the warrants issued and the effect of the repricing at $307,000 using the Black-Scholes option pricing model. This amount has been recorded as a deferred financing cost.

In connection with the restructuring and extension of certain notes payable, the Company in December, 2002 issued warrants for the purchase of 960,000 shares of common stock at $0.12 per share through October, 2004. In connection with this transaction the Company also amended warrants for the purchase of an

TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(continued)

aggregate of 1,830,000 shares of common stock to provide for an exercise price of $0.12 per share. These warrants, which expire at various dates in 2003 and 2004, previously had exercise prices of from $0.20 per share to $0.80 per share (see Note 9).

2001

In June, 2001 and October, 2001, the Company issued warrants for the purchase of an aggregate of 2,160,000 shares of common stock in connection with certain credit arrangements (see Note 9).

(14)	Employee Stock Option Plan

In 1995, the Company adopted a stock option plan (the “Plan”) pursuant to which the Company’s Board of Directors may grant stock options to directors, officers and key employees. The Plan, as amended, authorizes grants of options to purchase up to 15,500,000 shares of authorized common stock. The exercise price for stock options granted may range from 75% to 110% of the fair market value of the shares on the date of grant. All stock options have 10-year terms and vest and become fully exercisable according to schedules determined by the Board of Directors, generally one-third on each of the first three anniversaries of the date of grant. At December 31, 2003, there were approximately 683,000 shares available for grant under the Plan. The Plan replaced a predecessor plan that continues only to the extent that there are 40,000 unexercised options outstanding at December 31, 2003.

The weighted-average fair value per share of stock options granted during 2003, 2002 and 2001 was $0.09, $0.16 and 0.44, respectively, on the dates of grants. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted-average assumptions:

	Years ended December 31,
	2003	2002	2001
Expected dividend yield	0%	0%	0%
Stock price volatility	72%	130%	150%
Risk free interest rate	2.5%	1.67% to 3.5%	4.8% to 5.4%
Expected option term	3 years	7 years	7 years

Stock option activity during the periods indicated was as follows:

	Years ended December 31,
	2003	2002	2001
Number of options:
Outstanding, beginning of period	10,766,000	6,268,468	5,530,305
Granted	3,170,000	5,621,500	1,917,000
Exercised	(134,402)	–	–
Canceled	(1,218,261)	(1,123,968)	(1,178,837)

Outstanding, end of period	12,583,337	10,766,000	6,268,468

TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(continued)

Weighted average exercise price:
Outstanding, beginning of period	$0.59	$1.15	$1.50
Granted	$0.19	$0.16	$0.44
Exercised	$0.16	$–	$–
Canceled	$0.73	$1.58	$1.62
Outstanding, end of period	$0.48	$0.59	$1.15

At December 31, 2003, 2002 and 2001, the number of options exercisable was 9,508,553, 7,537,222 and 3,724,046, respectively, and the weighted-average exercise price of those options was $0.57, $0.95 and $1.40, respectively.

Additional information with respect to options outstanding at December 31, 2003 is as follows:

	Options outstanding			Options exercisable
	Weighted average	Option	Weighted average	Option	Weighted average
Exercise prices	remaining	shares	exercise	shares	exercise
per share	contractual life	outstanding	price	exercisable	price
$0.160-$0.170	8.74 years	5,786,500	$0.161	4,058,625	$0.160
$0.180-$0.531	8.66 years	3,419,337	$0.279	2,114,097	$0.319
$0.532-$3.156	5.91 years	3,377,500	$1.234	3,335,831	$1.242

		12,583,337		9,508,553

(15)	Contingencies

A shareholder class action lawsuit was filed in the U. S. District Court for the Northern District of Texas in November 1999 on behalf of all persons and entities who purchased the Company’s common stock during the period between February 24, 1998 and November 17, 1998. The named defendants include the Company and certain former and present officers and directors of the Company. The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making false and misleading statements concerning the Company’s reported financial results during the period, primarily relating to revenue recognition, asset impairment and capitalization issues. The plaintiffs seek monetary damages, interest, costs and expenses. In March 2001, the Company’s motion to dismiss the case was denied. In December 2002, the Court denied the plaintiffs’ motion for class certification. The plaintiffs appealed this ruling to the 5th Circuit Court of Appeals and in March 2003 the appellate court refused to hear the appeal. After additional discovery and certain rulings by the Court, the complaint is now pending with 12 individual plaintiffs. The Company has reached agreement in principle with each of the plaintiffs to settle the matter. Pursuant to the settlement arrangements the Company will make payments aggregating approximately $185,000. Completion of the settlements is pending preparation of settlement and release documents and approval of the settlement by the Court.

Zurich American Insurance Company (“Zurich”) provides excess liability coverage of up to $3,000,000, for amounts in excess of $2,000,000 related to this matter. The Company estimates that the total costs related to

TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(continued)

this matter will not invoke the coverage provided by Zurich. Nonetheless, Zurich has agreed to advance to us the approximately $185,000 in settlement payments. Any such amounts advanced will be evidenced by a note payable to Zurich, payable in two years and will bear interest at 7% per annum, payable at maturity. The note will be secured by warrants to purchase shares of the Company’s common stock.

Reliance Insurance Company (“Reliance”) provides the primary $2,000,000 of insurance coverage for this matter. Reliance has been ordered liquidated by the insurance commissioner of the State of Pennsylvania. The Company has previously received $300,000 from the Texas Property and Casualty Guaranty Association related to this claim. The Company estimates that it has a claim against Reliance of approximately $1,600,000 and has filed a proof of claim for this amount with the Statutory Liquidator for Reliance. The amount of such recovery cannot be estimated at this time and there is no assurance as to any recovery. In addition, the timing of any recovery is uncertain and could be a matter of years. Accordingly, no such recovery has been reflected in the accompanying financial statements.

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

In October, 2002 the Company reached an agreement in principle with Savage regarding all indemnification matters, including the balance of amounts due Savage pursuant to a previous settlement agreement reached in January, 2001. Under this agreement the Company has agreed to pay Savage a total of $1,575,000, which includes the remaining balance of the prior settlement, over a four year period. Savage has agreed to fund the cost of insurance programs that are expected to respond to any other such claim that may arise in the future. The Company is aware of no such claims and Savage has advised us that they are not aware of any additional claims. The Company recorded a charge of $1,520,000 related to this matter in the third quarter of 2002.

In March 2002, the Company entered into an agreement with LaBarge, Inc. (“LaBarge”) for the development and manufacture of a “conduction cooled” version of a certain model of its VQG4 product. In January 2003, the Company terminated the contract due to its believe that LaBarge did not fully perform under the contract and defaulted. Subsequent to January 2003, the Company engaged in a series of discussions with LaBarge regarding the settlement of outstanding issues, including claims of monies owed. In October 2003 litigation was commenced in the Circuit Court of the County of St. Louis in the State of Missouri. In these proceedings LaBarge has alleged that the Company improperly terminated the contract and seeks recovery costs and lost profits amounting to approximately $700,000. The Company has alleged that LaBarge breached the contract and is seeking recovery of amounts previously paid to LaBarge, costs incurred resulting from the breach and lost profits. Such items aggregate in excess of $1,000,000. The ultimate resolution of this matter cannot be determined at this time.

TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(continued)

(16)	Segments of Business and Geographic Areas

The Company’s primary business segment consists of defense electronics formerly referred to as digital signal processor (or DSP) in which the Company provides state-of-the-art digital processing products to product manufacturers and application developers. Prior to 2002 the Company was also actively engaged in the design, production and sale of optical networking equipment. Substantially all the assets of this business were sold in 2001 to an entity in which the Company retains a minority interest (see Note 6).

The accounting policies of the segments are the same as those described in the significant accounting policies and practices (see Note 2).

Sales to external customers (in thousands):

	Years ended December 31,
	2003	2002	2001
Defense electronics	$6,207	$5,036	$4,195
Optical networking equipment	—	—	2,368
Other	—	—	259
Total	$6,207	$5,036	$6,822

Included in the above were direct and indirect export sales of (in thousands):

Total	$884	$183	$863

Segment-specific margins (gross profit less total engineering and development costs, including capitalized software, and asset write downs for the segment) (in thousands):

	Years ended December 31,
	2003	2002	2001
Defense electronics	$(2,409)	$(2,908)	$(4,141)
Optical networking equipment	—	(84)	(3,026)
Other	—	(178)	(2,192)

Subtotal segment specific	(2,409)	(3,170)	(9,359)
Capitalized software costs	—	—	—
All other expenses	(3,112)	(4,065)	(7,365)

Operating loss	$(5,521)	$(7,235)	$(16,724)

TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(continued)

Assets, capital expenditures and depreciation (in thousands):

	At December 31,
	2003	2002	2001
ASSETS
Defense electronics	$4,506	$3,760	$4,052
Optical networking equipment and other	300	1,501	2,625
Not allocable to a segment	542	1,463	3,519

Total	$5,348	$6,724	$10,196

	Years ended December 31,
	2003	2002	2001
CAPITAL EXPENDITURES
Defense electronics	$29	$176	$83
Optical networking equipment and other	–	–	–
Not allocable to a segment	3	3	242

Total	32	$179	$325

DEPRECIATION
Defense electronics	$214	$138	$130
Optical networking equipment and other	–	–	–
Not allocable to a segment	13	106	528

Total	$227	$244	$658

(17)	Related Party Transactions

In August 2003 the Company issued 12% Convertible Subordinated Notes Due June 2005 with an aggregate principal balance of $250,000 to an officer and a director in satisfaction of cash advances of the same amount that they had made to the Company (see Note 9).

A director of the Company provided a guarantee in the amount of $150,000 as partial security for a revolving credit agreement with a bank (see Note 9). The director received “conversion rights” entitling him to purchase 1,250,000 shares of common stock at a price of $0.12 per share and warrants to purchase 1,666,667 shares of common stock at a price of $0.15 per share. In November 2003 the director, along with the other guarantors, exercised his conversion rights and purchased 1,250,000 shares of common stock for $150,000 cash. The proceeds were used to repay amounts outstanding under the guaranteed bank facility.

(18)	Significant Customers and Concentration of Credit Risk

In 2003 four defense electronics customers accounted for 19%, 18%, 16% and 11%, respectively, of consolidated net revenues. In 2002 three defense electronics customers accounted for 37%, 17% and 11%, respectively, of consolidated net revenues. In 2001 one defense electronics customer accounted for 37% of consolidated net revenues.

The Company is subject to credit risk through trade receivables. The Company’s customers are generally large prime or subcontractors that are involved in providing products and services to agencies of the United States. Sales terms are normally 30 to 45 days from date of shipment.

TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(continued)

(19)	Supplemental Disclosure of Cash Flow Information

	Years ended December 31,
	2003	2002	2001
	(in thousands)
Cash paid during the period for:
Interest	$185	$341	$131

Noncash Financing and Investment Transactions

During the years ended December 31, 2003, 2002 and 2001 the Company recorded the following non-cash financing transactions:

2003:

•	The Company issued 2,800,000 shares of common stock in exchange for the cancellation of a note payable with outstanding principal and interest totaling approximately $699,000.

2002:

•	The Company issued 2,000,000 shares of common stock in exchange for warrants to purchase of total of 26,018,308 shares of common stock (see Note 13).

2001:

•	The Company issued common stock in settlement of approximately $387,000 due to certain former employees pursuant to retention and termination agreements.

(20)	Valuation and Qualifying Accounts

		Additions
	Balance at	charged to costs	Additions charged		Balances at end
	beginning of period	and expenses	to other accounts	Deductions	of period
	(In thousands)
Allowance for doubtful accounts:
For the year ended December 31, 2003	$—	$30	$—	$—	$30
For the year ended December 31, 2002	$1,606	$46	$—	$1,652	$—
For the year ended December 31, 2001	$1,460	$285	$—	$139	$1,606

TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(concluded)

(21) Quarterly Information (Unaudited)

	Quarter ended:
	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
Year ended December 31, 2003:
Net revenue	$953	$1,385	$1,699	$2,170
Gross profit	$273	$408	$591	$937
Net income (loss)	$(2,191)	$(1,887)	$(2,659)	$(1,822)
Net income (loss) per share	(0.02)	(0.02)	(0.02)	(0.01)
Year ended December 31, 2002:
Net revenue	$1,630	$1,659	$718	$1,029
Gross profit	$871	$699	$93	$39
Income (loss) from continuing operations	$4,784	$(2,067)	$(2,554)	$(2,993)
Loss from discontinued operations	$–	$–	$1,520	$–
Net income (loss)	$4,784	$(2,067)	$(4,074)	$(2,993)
Net income (loss) per share	0.06	(0.02)	(0.05)	(0.03)

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 9A – CONTROLS AND PROCEDURES

     The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

     There were no changes to our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 10 – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company will file with the Securities and Exchange Commission a definitive Proxy Statement no later than 120 days after the close of its fiscal year ended December 31, 2003 (the “Proxy Statement”). The information required by this Item is incorporated by reference from the Proxy Statement.

     We are preparing a comprehensive Code of Ethics, but have not yet formally adopted it. Many of the items contemplated by the Code of Ethics are the subject to our existing policies and procedures. For example, our employee handbook, which all employees are required to read and adhere to, includes sections covering confidentiality and trade secrets, confidentiality of work, disclosure, harassment, insider trading and other provisions that might be encompassed within a comprehensive Code of Ethics. Our Export Control Process provides comprehensive guidance concerning the export of our products and technology. Because a Code of Ethics may impact these existing policies and procedures, and some of these are subject to third party review, we are analyzing any changes before formally adopting a comprehensive Code of Ethics.

ITEM 11 – EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference from the Proxy Statement.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this Item is incorporated by reference from the Proxy Statement.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference from the Proxy Statement.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

     The information required by this Item is incorporated by reference from the Proxy Statement.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     A. The Financial Statements filed as part of this report are listed and indexed on Page 29. Schedules other than those listed in the index have been omitted because they are not applicable or the required information has been included elsewhere in this report.

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

Exhibit	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of the Company, filed as an exhibit to the Company’s Form 8-K filed on February 1, 2001 and incorporated herein by reference.

3.2	Amended and Restated By-laws of the Company, filed as an exhibit to the Company’s Annual Report on Form 10-K filed April 15, 2003 and incorporated herein by reference.

3.3*	Amendment to By-laws of the Company.

4.1*	Registration Rights Agreement between the Company and Coastal dated December 17, 1999.

4.2	Form of Amended and Restated Promissory Notes held by officer, convertible into Common Stock of the Company at a rate of $1.00 per share filed as an exhibit to the Company’s Form 10-K filed on March 30, 2000 and incorporated by reference herein.

4.3	Securities Purchase Agreement dated September 30, 2002 between the Company and Morton A. Cohn and Fayez Sarofim, filed as an exhibit to the Company’s Form 8-K filed October 21, 2002 and incorporated by reference herein.

4.4	Registration Rights Agreement dated September 30, 2002 between the Company and Morton A. Cohn and Fayez Sarofim, filed as an exhibit to the Company’s Form 8-K filed October 21, 2002 and incorporated by reference herein.

4.5	Form of Amended and Restated Warrant expiring May 31, 2004 with an exercise price of $0.12 per share, filed as an exhibit to the Company’s Form 8-K filed October 21, 2002 and incorporated by reference herein.

4.6	Form of Warrant expiring October 31, 2004 with an exercise price of $0.12 per share, filed as an exhibit to the Company’s Form 8-K filed October 21, 2002 and incorporated by reference herein.

4.7	Form of Amended and Restated Warrant expiring December 31, 2003 with an exercise price of $0.12 per share, filed as an exhibit to the Company’s Form 8-K filed October 21, 2002 and incorporated by reference herein.

4.8	Warrant expiring October 31, 2004 with an exercise price of $0.12 per share, filed as an exhibit to the Company’s Form 8-K/A filed January 15, 2003 and incorporated by reference herein.

4.9	Amended and Restated Warrant expiring October 31, 2004 with an exercise price of $0.12 per share, filed as an exhibit to the Company’s Form 8-K/A filed January 15, 2003 and incorporated by reference herein.

4.10	Amended and Restated Warrant expiring October 31, 2004 with an exercise price of $0.12 per share, filed as an exhibit to the Company’s Form 8-K/A filed January 15, 2003 and incorporated by reference herein.

4.11	Amended and Restated Warrant expiring May 31, 2004 with an exercise price of $0.12 per share, filed as an exhibit to the Company’s Form 8-K/A filed January 15, 2003 and incorporated by reference herein.

4.12	Form of Registration Rights Agreement between the Company and certain private investors,

Exhibit	Description of Exhibit
filed as an exhibit to the Company’s Form 8-K/A filed January 15, 2003 and incorporated by reference herein.

4.13	Form of Securities Purchase Agreement dated September 30, 2002 between the Company and certain private investors, filed as an exhibit to the Company’s Form 8-K/A filed November 13, 2002 and incorporated by reference herein.

4.14	Form of Registration Rights Agreement dated September 30, 2002 between the Company and certain private investors, filed as an exhibit to the Company’s Form 8-K/A filed November 13, 2002 and incorporated by reference herein.

4.15	Form of Warrant expiring March 31, 2007, filed as an exhibit to the Company’s Form 10-K filed April 15, 2003 and incorporated herein by reference.

4.16	Form of Note Agreement dated July 3, 2003, filed as an exhibit to the Company’s Form 8-K filed July 30, 2003 and incorporated by reference herein.

4.17	Form of 12% Convertible Subordinated Note, filed as an exhibit to the Company’s Form 8-K filed July 30, 2003 and incorporated by reference herein.

4.18	Form of Warrant Agreement, filed as an exhibit to the Company’s Form 8-K filed July 30, 2003 and incorporated by reference herein.

4.19	Registration Rights Agreement dated July 3, 2003, filed as an exhibit to the Company’s Form 8-K filed July 30, 2003 and incorporated by reference herein.

4.20	Warrant for the purchase of 1,834,375 shares of Common Stock issued to Odyssey Capital, LLC, filed as an exhibit to the Company’s Form 8-K/A filed August 8, 2003 and incorporated by reference herein.

4.21*	Warrant for the purchase of 3,250,000 shares of Common Stock with an exercise price of $0.29.

4.22*	Warrant for the purchase of 3,250,000 shares of Common Stock with an exercise price of $0.55.

10.1**	Employment Agreement between the Company and Herman Frietsch and Amendment thereto filed as an exhibit to the Company’s Form 10-K filed on March 30, 2000 and incorporated by reference herein.

10.2**	Employment Agreement dated as of January 1, 2001 between the Company and Eugene Helms filed as an exhibit to the Company’s Form 10-K filed April 15, 2002 and incorporated by reference herein.

10.3	Lease Agreement between Campbell Place One Joint Venture and DNA Enterprises, dated February 1, 1997 filed as an exhibit to the Company’s Form 10-K filed April 15, 2003 and incorporated by reference herein.

10.4	Agreement to Form Joint Venture dated August 17, 2001 between the Company and Singapore Technologies Electronics Limited filed as an exhibit to the Company’s Form 8-K filed September 7, 2001 and incorporated by reference herein.

10.5	Sharing Agreement dated August 30, 2001 among the Company, Intelect Network Technologies Company and Intelect Technologies Inc. filed as an exhibit to the Company’s Form 8-K filed September 7, 2001 and incorporated by reference herein.

10.6	Stockholders Agreement dated August 30, 2001 among the Company, Intelect Technologies Inc. and Singapore Technologies Electronics Limited filed as an exhibit to the Company’s Form 8-K filed September 7, 2001 and incorporated by reference herein.

10.7	Transition Services Agreement dated August 30, 2001 between the Company and Intelect Technologies Inc. filed as an exhibit to the Company’s Form 8-K filed September 7, 2001 and incorporated by reference herein.

10.8	Asset Purchase Agreement dated January 11, 2002 among the Company, Flextronics Design S.D., Inc. and DNA Enterprises, Inc. filed as an exhibit to the Company’s Form 8-K filed January 15, 2002 and incorporated by reference herein.

10.9	Design / Engineering Services Agreement dated January 11, 2002 between the Company and Flextronics Design S.D. filed as an exhibit to the Company’s Form 8-K filed January 15, 2002 and incorporated by reference herein.

10.10	Form of Promissory Note dated June 1, 2001 in favor of Bank One, N.A. filed as an exhibit to the Company’s Form 10-Q filed August 14, 2001 and incorporated by reference herein.

Exhibit	Description of Exhibit
10.11	Business Loan Agreement dated June 1, 2001 between the Company and Bank One, N.A. filed as an exhibit to the Company’s Form 10-Q filed August 14, 2001 and incorporated by reference herein.

10.12	Promissory Note dated November 30, 2001 filed as an exhibit to the Company’s Form 10-K filed April 15, 2002 and incorporated by reference herein.

10.13	Promissory Note dated December 14, 2001 filed as an exhibit to the Company’s Form 10-K filed April 15, 2002 and incorporated by reference herein.

10.14	Promissory Note dated February 11, 2002 filed as an exhibit to the Company’s Form 10-K filed April 15, 2002 and incorporate by reference herein.

10.15**	Employment Agreement dated January 1, 2001 between the Company and Robert P. Capps filed as an exhibit to the Company’s Form 10-K filed April 15, 2002 and incorporated by reference herein.

10.16	Release and Settlement Agreement dated January 19, 2001 between the Company and Savage Arms, Inc. filed as an exhibit to the Company’s Form 10-K filed April 15, 2002 and incorporated by reference herein.

10.17	Settlement and Release Agreement dated March 4, 2002 among the Company, DNA Enterprises, Inc. and Cadence Design Systems, Inc. filed as an exhibit to the Company’s Form 10-K filed April 15, 2002 and incorporated by reference herein.

10.18**	Amended and Restated Stock Incentive Plan filed as an exhibit to the Company’s Definitive Proxy Statement filed on April 30, 2001 and incorporated by reference herein.

10.19	Amendment to Credit Agreement dated October 3, 2002 between the Company and Bank One, NA, filed as an exhibit to the Company’s Form 8-K filed October 21, 2002 and incorporated by reference herein.

10.20	Reimbursement Agreement by and between the Company and O.S. Wyatt, Jr. dated as of December 30, 2002, filed as an exhibit to the Company’s Form 8-K/A filed January 15, 2003 and incorporated by reference herein.

10.21	Promissory Note dated October 1, 2002, filed as an exhibit to the Company’s Form 8-K/A filed January 15, 2003, and incorporated by reference herein.

10.22	Reimbursement Agreement dated March 26, 2003, filed as an exhibit to the Company’s Current Report on Form 8-K filed March 28, 2003 and incorporated herein by reference.

10.23	Loan Agreement dated March 26, 2003 between DNA Computing Solutions, Inc. and FirstCapital Bank, SSB, filed as an exhibit to the Company’s Annual Report on Form 10-K filed on April 15, 2003, and incorporated herein by reference.

10.24	Note Modification Agreement dated March 31, 2003 between the Company and Bank One, NA, filed as an exhibit to the Company’s Annual Report on Form 10-K filed on April 15, 2003, and incorporated herein by reference.

10.25	Form of Note Agreement dated July 3, 2003, filed as an exhibit to the Company’s Form 8-K filed July 30, 2003 and incorporated by reference herein.

10.26	Form of 12% Convertible Subordinated Note, filed as an exhibit to the Company’s Form 8-K filed July 30, 2003 and incorporated by reference herein.

10.27	Technology License and Marketing Agreement between DNA Computing Solutions, Inc. and VISTA Controls, Inc., filed as an exhibit to the Company’s Form 8-K filed November 24, 2003 and incorporated by reference herein.

10.28	Distribution Agreement between DNA Computing Solutions, Inc. and VISTA Controls, Inc., filed as an exhibit to the Company’s Form 8-K filed November 24, 2003 and incorporated by reference herein.

10.29	Technology Transfer and Support Agreement between DNA Computing Solutions, Inc. and VISTA Controls, Inc., filed as an exhibit to the Company’s Form 8-K filed November 24, 2003 and incorporated by reference herein.

10.30* **	Amended and Restated Stock Incentive Plan

10.31*	Note Modification Agreement dated March 18, 2004 between the Company and Bank One, NA

21.1*	Subsidiaries of the Company

23.1*	Consent of Grant Thornton LLP

Exhibit	Description of Exhibit
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Management contract or other compensatory plan or arrangement.

     C. The Registrant has not filed any reports on Form 8-K during the last quarter of the period covered by this Report, except as follows:

     On November 17, 2003, we filed a Current Report on Form 8-K dated November 17, 2003, reporting events under Item 12.

     On November 24, 2003, we filed a Current Report on Form 8-K dated November 13, 2003, disclosing information under Item 5 and filing exhibits under Item 7.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERAFORCE TECHNOLOGY CORPORATION
(Registrant)

Date: March 30, 2004	By:	/s/ HERMAN M. FRIETSCH
Herman M. Frietsch
Chief Executive Officer

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2004.

/s/ HERMAN M. FRIETSCH	/s/ ANTON VON AND ZU LIECHTENSTEIN

Herman M. Frietsch Chief Executive Officer and Director (Principal Executive Officer)	Anton von and zu Liechtenstein, Director
/s/ ROBERT P. CAPPS	/s/ ROBERT E. GARRISON II
Robert P. Capps Chief Financial Officer (Principal Financial and Accounting Officer)	Robert E. Garrison II, Director
/s/ DAVID H. YEDWAB David H. Yedwab, Director