Form 10-Q
period 2004-03-31
TERAFORCE TECHNOLOGY CORP
filed 2004-05-11
CIK 316672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

____________________

FORM 10 - Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

Commission File Number 0-11630

_____________________

TeraForce Technology Corporation
(Exact Name of Registrant as Specified in Its Charter)

Delaware	76-0471342
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1240 East Campbell Road, Richardson, Texas	75081
(Address of Principal Executive Offices)	(Zip Code)

469-330-4960
(Registrant’s Telephone Number, Including Area Code)
_____________________

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

There were 133,081,526 shares of Common Stock outstanding as of April 30, 2004.

TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

INDEX

Part I	Financial Information

Item 1	Financial Statements

	Consolidated Balance Sheets of the Company
	at March 31, 2004 (unaudited) and December 31, 2003	2

	Consolidated Statements of Operations of the Company
	(unaudited) for the three months ended March 31, 2004 and 2003	3

	Consolidated Statements of Cash Flows of the Company
	(unaudited) for the three months ended March 31, 2004 and 2003	4

	Notes to Consolidated Financial Statements	5

Item 2	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	8

Item 3	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4	Controls and Procedures	11

Part II	Other Information

Item 2	Changes in Securities and Use of Proceeds	12

Item 6	Exhibits and Reports on Form 8-K	12

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Thousands of dollars, except share data)

	March 31,	December 31,
	2004	2003

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$12	$165
Accounts receivable net of allowance of $30 in 2004
and 2003	2,322	1,935
Inventories	1,447	1,595
Prepaid expenses and other current assets	495	537

Total current assets	4,276	4,232

Property and equipment, net	349	378
Investment in affiliate	250	250
Other assets	742	488

	$5,617	$5,348

Liabilities and Stockholders' Deficit
Current liabilities:
Current portion of notes payable	$700	$700
Accounts payable	1,199	1,495
Deferred revenue	350	1,550
Accrued liabilities	1,769	1,686

Total current liabilities	4,018	5,431

Long-term notes payable	6,108	5,909

Other long-term liabilities	495	795

Stockholders’ deficit:
Common Stock, $.01 par value; authorized 200,000,000 shares;
131,257,321 and 130,837,186 shares issued in 2004 and 2003,
respectively	1,313	1,308
Additional paid-in capital	189,385	189,194
Accumulated deficit	(194,115)	(195,702)

	(3,417)	(5,200)
Less 400,474 shares of common stock in treasury at cost	(1,587)	(1,587)

Total stockholders’ deficit	(5,004)	(6,787)

	$5,617	$5,348

See accompanying notes to consolidated condensed financial statements.

TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Operations (Thousands of dollars, except per share data)

	Three Months Ended
	March 31,

	2004	2003

	(unaudited)
Net revenues	$4,607	$953
Cost of revenue	881	680

Gross profit	3,726	273

Expenses:
Engineering and development	501	785
Selling and administrative	1,303	1,204

	1,804	1,989

Operating profit (loss)	1,922	(1,716)

Other income (expense):
Litigation costs	-	(77)
Share of loss of unconsolidated affiliate	-	(217)
Interest expense	(335)	(116)
Other	-	(65)

	(335)	(475)

Net income (loss)	$1,587	$(2,191)

Basic and diluted income (loss) per share	$.01	$(.02)

Weighted average number of common shares
outstanding (thousands):
Basic	130,603	115,054

Diluted	147,300	115,054

See accompanying notes to consolidated condensed financial statements.

TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(Thousands of dollars)

	Three Months Ended March 31,

	2004	2003

	(unaudited)
Cash flows from operating activities:
Net income (loss)	1,587	$(2,191)
Adjustments to reconcile net income (loss) to
net cash used in operating activities:
Utilization of prepaid services	-	119
Depreciation and amortization	55	65
Amortization of deferred financing costs	201	52
Amounts related to unconsolidated affiliate	-	217
Other	(20)	(233)
Changes in operating assets and liabilities:
Accounts receivable	(387)	74
Inventories	148	6
Deferred revenue	(1,200)	-
Accounts payable and accrued liabilities	(513)	371

Net cash used in operating activities	(129)	(1,520)

Cash flows from investing activities:
Capital expenditures	(21)	(4)
Investment in temporary cash investments	-	457
Software development costs	(8)	(83)

Net cash provided by (used in) investing activities	(29)	370

Cash flows from financing activities:
Proceeds from issuance of notes payable	-	600
Proceeds from issuance of common stock	5	500

Net cash provided by financing activities	5	1,100

Net decrease in cash and cash equivalents	(153)	(50)
Cash and cash equivalents, beginning of period	165	55

Cash and cash equivalents, end of period	$12	$5

See accompanying notes to consolidated condensed financial statements.

TERAFORCE TECHNOLOGY CORPORATION
Notes to Consolidated Condensed Financial Statements
(Unaudited)
March 31, 2004

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

        The accompanying consolidated financial statements do not include certain footnotes and financial presentations normally required under accounting principles generally accepted in the United States of America and, therefore, should be read in conjunction with the audited financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

        The Company incurred significant operating losses in 2003, 2002 and 2001; however, the amount of these losses decreased in each of those years. These losses were funded with the proceeds from the sale of debt and equity securities, proceeds from borrowings, proceeds from the sale of assets and, in 2002, with proceeds from the settlement of certain litigation.

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

TERAFORCE TECHNOLOGY CORPORATION
Notes to Consolidated Condensed Financial Statements
(Unaudited)
March 31, 2004

Inventories

        The components of inventories are as follows:

	March 31,	December 31,
	2004	2003

	($ Thousands)
Raw materials	$780	$949
Work in process	168	304
Finished goods	499	342

Total	$1,447	$1,595

Segments of Business

        In the three month periods ended March 31, 2004 and 2003, all of the Company’s net revenues were generated from its defense electronics business.

Segment-specific margins are as follows:

	Three Months Ended
	March 31,

	2004	2003

	($ Thousands)
Defense electronics	$2,579	$(1,002)

Subtotal segment specific	2,579	(1,002)
All other expenses	(657)	(714)

Operating profit (loss)	$1,922	$(1,716)

Assets are identifiable by segments as follows:

	At March 31,	At December 31,
	2004	2003

	($ Thousands)
Defense electronics	$4,668	$4,506
Optical networking equipment and other	250	300
Not allocable to a segment	699	542

Total	$5,617	$5,348

Income Taxes

        For the three months ended March 31, 2004, the Company’s effective income tax rate differed from the federal statutory rate due to current period tax expense offset by an offsetting decrease in the valuation allowance for the same amount. For the three months ended March 31, 2003, the Company’s effective income tax rate differed from the federal statutory rate due to taxable losses incurred for which no benefit was provided.

TERAFORCE TECHNOLOGY CORPORATION
Notes to Consolidated Condensed Financial Statements
(Unaudited)
March 31, 2004

Stock Option Plan

        The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense is recorded only if the current market price of the underlying stock on the date of grant exceeded the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation,” requires pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. There was no stock based compensation expense recorded for any period.

	Three Months Ended
	March 31,

	2004	2003

	($ Thousands)
Net income (loss) allocable to
common stockholders:
As reported	$1,587	$(2,191)
Additional compensation
expense	133	169

Pro forma	$1,454	$(2,360)

Income (loss) per share:
As reported	$.01	$(.02)
Pro forma	$.01	$(.02)

Earnings Per Share

        Basic and diluted earnings or loss per share are the same for the three month periods ended March 31, 2004 and 2003 because potential common shares did not have a material effect in 2004 and all potential common shares were anti-dilutive in 2003.

Notes Payable

        In March 2004, the Company’s $4,200,000 credit facility with Bank One, NA was amended to extend the maturity to April 30, 2005. The maximum amount available under the facility will be reduced by $300,000 on June 30, 2004 and December 31, 2004, respectively. The letter of credit securing the facility was extended to reflect the revised maturity. As consideration for this extension, the Company issued warrants to the private investor who provides the letter of credit. The warrants provide for the purchase of 3,250,000 shares of the Company’s common stock at a price of $0.29 per share and 3,250,000 shares of the Company’s common stock at a price of $0.55 per share. The warrants are exercisable at any time through April 30, 2006. The fair value of these warrants is approximately $191,000 using the Black-Scholes pricing model. This amount will be amortized over the term of the loan and included in interest expense.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE PERIOD ENDED March 31, 2004

Forward Looking Statements

         The statements in this Quarterly Report on Form 10-Q of TeraForce Technology Corporation (the “Company”) regarding future financial and operating performance and results, and other statements that are not historical facts, are forward-looking statements, as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use the words “may,” “expect,” “anticipate,” “believe,” “continue,” “estimate,” “project,” “intend,” “designed” or other similar expressions to identify forward-looking statements. You should read statements that contain such words carefully because they discuss future expectations, contain projections of results of operations or of our financial condition, and/or state other “forward-looking” information. These statements also involve risks and uncertainties, including, but not limited to:

    events, conditions and financial trends that may affect the Company’s future plans and business strategy, results of expectations and estimates as to prospective events, and circumstances about which the Company can give no firm assurance.

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
    the ability to control costs;
    U. S. Government budget, procurement and contracting trends;
    overall management of the Company’s expansion; and
    other risk factors detailed from time to time in the Company’s filings with the Securities and Exchange Commission.

        We believe it is important to communicate our expectations of future performance to our investors. However, events may occur in the future that we are unable to accurately predict, or that we cannot control. Any forward-looking statement speaks only as of the date the statement was made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date the statement was made. Because it is not possible to predict every new factor that may emerge, forward-looking statements should not be relied upon as a prediction of actual future financial condition or results. When considering our forward-looking statements, keep in mind the risk factors and other cautionary statements in our Annual Report on Form 10-K for the year ended December 31, 2003 and other filings with the Securities and Exchange Commission. Risk factors provide examples of risks, uncertainties and events that may cause our actual results to differ materially from those contained in any forward-looking statement. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those forward-looking statements included in this Quarterly Report on Form 10-Q. The terms “we,” “our” and “us” and similar terms refer to the Company and its consolidated subsidiaries, not to any individual or group of individuals.

Comparison of Three Months Ended March 31, 2004 to
Three Months Ended March 31, 2003

Net Revenue

Net revenues, all of which relate to our defense electronics business, were derived from the following sources:

	Three Months Ended
	March 31,

	2004	2003

	($ Thousands)
Product sales and services	$1,657	$953
License fees	2,950	-

Net revenues	$4,607	$953

        Product sales increased in the first quarter of 2004 as compared to the first quarter of 2003 due to increased shipments of our VQG4 product line and integrated sub-systems. The shipments relate, in large part, to design wins that we had secured in prior periods and which began to move into a production phase beginning in the fourth quarter of 2003. Our customer concentration in the first quarter of 2004 was not materially different from that in 2003. We expect net revenues from product sales to generally increase over the balance of 2004, although there may not be sequential increases in each quarter. This expected increase results from continued shipments related to prior design wins and other design wins we anticipate securing during 2004. Some of the increased shipments, we believe, will be related to our VQCG4 and Eagle I products. We believe that general factors in our industry have contributed to the historical increase in our net revenues and that these factors will continue to do so. The demand for products such as ours has been increasing as defense expenditures have increased and, more importantly, as the portion of those expenditures related to defense electronics has increased. We believe that even if overall defense expenditures were to decrease, expenditures related to defense electronics will continue to increase.

        License fees are attributable to our technology licensing and marketing agreement with VISTA Controls, Inc. (“VISTA”). As of March 31, 2004 we had met substantially all of our delivery requirements under the agreement. We expect to recognize approximately $550,000 of additional license fees related to this agreement during the course of 2004. We received payment of $1,550,000 related to these fees in December 2003, $1,400,000 in April 2004 and expect to receive the remainder during the balance of 2004. We also believe that the agreement with VISTA will have a positive effect on our net revenues through access to new products and access to additional market channels. There is no assurance, however, as to the timing or amount of this effect, if any.

Gross Profit

        The increase in gross profit between the first quarters of 2003 and 2004 results from the license fees recognized in 2004 for which we incurred little incremental cost and from increased product sales. Gross profit in the first quarter of 2004, excluding the effect of the license fees was approximately $776,000, or 47% of product sales and services. In the first quarter of 2003 gross profit was $273,000, or 29% of product sales and services. As product sales increase, we expect gross profit as a percent of those sales to increase due to the effect of fixed costs which are included as cost of revenue.

Engineering and Development Expense

        Engineering and development expenses declined $284,000 in the first quarter of 2004 as compared to the first quarter of 2003. The first quarter of 2003 included approximately $119,000 in charges related to our engineering services agreement with Flextronics Incorporated that was completed in 2003. The balance of the decrease related primarily to reduced outsourced services. We do not expect engineering and development expense to increase or decrease materially over the balance of 2004.

Selling and Administrative Expense

        Selling and administrative expense increased by $99,000 in the first quarter of 2004 as compared to the same period in 2003. The increase related primarily to increased sales and marketing expenses, particularly increased sales commissions resulting from the increase in net revenues. We generally expect these expenses to increase as net revenues increase in the future.

Litigation Costs

        Litigation costs in 2003 represent legal fees and expenses related to the shareholder action. During the fourth quarter of 2003 we reached an agreement in principle to settle this matter.

Share of Loss of Unconsolidated Affiliate

         In the third quarter of 2003 we adjusted the carrying value of our 22% investment in Intelect Technologies, Inc. to net realizable value based on an agreement in principle to sell this investment to a third party for $250,000.

Interest Expense

         Interest expense for the first quarter of 2004 includes approximately $201,000 related to the amortization of the value of warrants issued in connection with various debt transactions and beneficial conversion features related to convertible debt obligations. In the first quarter of 2003 these non-cash charges amounted to approximately $52,000. The warrants were valued when they were issued using the Black-Scholes option pricing model.

Liquidity and Capital Resources

         As of March 31, 2004, our working capital was $258,000, which included $700,000 of notes payable due within one year. As of March 31, 2004, our long term notes payable total $6,108,000, net of unamortized debt discount of $622,000. Subsequent to March 31, 2004 convertible notes with a principal balance of $270,000 were converted into common stock. Therefore, as of April 30, 2004 we had long-term debt of $3,600,000 due April 30, 2005 and $1,587,000 due June 30, 2005.

Operating Activities

         Net cash used in operations for the three months ended March 31, 2004 amounted to $129,000. This amount arose primarily from the net income of $1,937,000, offset by the reduction in deferred revenue of $1,200,000 related to license fees from VISTA. During 2004 we expect to receive $1,950,000 from VISTA related to these license fees, $1,400,000 of which we received in April 2004. We expect to produce cash flow from operating activities in 2004; however, we may not do so in every quarter.

Investing Activities

         For the three months ended March 31, 2004, investing activities used cash in the amount of $29,000, primarily for capital expenditures for computer equipment. We expect capital expenditures to remain near this level for the balance of 2004.

Financing Activities

         In the first quarter of 2004 there were no material financing activities. During the balance of 2004 we may generate cash flow from the issuance of debt or equity securities.

Liquidity Outlook

         Since the third quarter of 2003 we have generated cumulative positive cash flow from operating activities, due in part to the receipt of license fees from VISTA. We expect to generate cash flow from operating activities during the balance of 2004 and for the next 12 months, again due in part to the receipt of license fees from VISTA. We received a $1,400,000 payment related to these fees in April 2004. We expect increases in net revenues from product shipments and services will contribute to our ability to generate positive cash flow from operating activities during the balance of 2004. We believe that we will generate sufficient cash flow from operation to satisfy our debt and other obligations.

         While we believe we will have adequate liquidity to operate our business, our estimate of capital needs is subject to a number of risks and uncertainties that could result in additional capital needs that we have not anticipated. An important aspect of our estimated capital requirements is our ability to continue to generate positive cash flow from operations. Our ability to generate cash flow from operations is dependent upon our ability to increase revenues from our defense electronics business, to generate adequate gross profit from those sales and to control other costs and expenses. Our capital needs could increase materially if any of our contingent liabilities are resolved adversely to the Company. In addition, we could require additional working capital if the defense electronics business increases more rapidly than we currently anticipate.

         Should we need additional capital in 2004 we believe that we will be able to secure it. Potential sources of additional capital include the sale of additional debt or equity securities and other debt, such as bank debt. A sale of additional securities could result in dilution to existing common stockholders. There is no assurance that additional capital will be available under terms that are acceptable to us

Contingent Liabilities

         As discussed in “ITEM 3 – Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2003, we are exposed to certain contingent liabilities which, if resolved adversely to us, would adversely affect its liquidity, its results of operations, and/or its financial position. There were no material changes to these matters in the first quarter of 2004.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We have outstanding debt at March 31, 2004 amounting to approximately $4,200,000 that bears interest at a variable interest rate and subjects us to interest rate risk. This interest is based on widely used reference interest rates known as prime and LIBOR. For example, an increase of 50 basis points in these rates would result in an increase in our annual interest expense of approximately $21,000.

ITEM 4 – CONTROLS AND PROCEDURES

         The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. Our management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

         There were no changes to our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2 – CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

         During the first quarter of 2004, certain holders of warrants to purchase our common stock elected to exercise certain of those warrants. Warrants for the purchase of 806,859 shares of our common stock were exercised on a cashless basis, resulting in the issuance of 383,168 shares of common stock. The shares of common stock issued upon conversion of the notes constituted exempt securities under Section 3(a)(9) of the Securities Act of 1933, as amended.

         In March 2004, our $4.2 million credit facility with Bank One, NA was amended to extend the maturity date to April 30, 2005. The letter of credit securing the credit facility was extended to reflect the extended maturity date. As consideration for this extension, on February 27, 2004 we issued warrants to the private investor, Oscar S. Wyatt, who provides the letter of credit. The warrants provide for the purchase of 3,250,000 shares of our common stock at $0.29 per share and 3,250,000 shares of our common stock at $0.55 per share. The warrants are exercisable at any time through April 30, 2006. The issuance of the warrants was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

On March 18, 2004, we furnished information under Item 12 of Form 8-K.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERAFORCE TECHNOLOGY CORPORATION
(Registrant)

Date:	May 11, 2004	/s/ ROBERT P. CAPPS

Robert P. Capps
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	May 11, 2004	/s/ HERMAN M. FRIETSCH

Herman M. Frietsch
Chief Executive Officer and Director
(Principal Executive Officer)