Form 10-Q
period 2004-06-30
TERAFORCE TECHNOLOGY CORP
filed 2004-08-06
CIK 316672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10 - Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

Commission File Number 0-11630

TeraForce Technology Corporation

(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	76-0471342 (I.R.S. Employer Identification No.)

1240 East Campbell Road, Richardson, Texas (Address of Principal Executive Offices)	75081 (Zip Code)

469-330-4960
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

There were 133,161,052 shares of Common Stock outstanding as of July 31, 2004.

TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
(Thousands of dollars, except per share data)

	June 30,	December 31,
	2004	2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1	$165
Accounts receivable net of allowance of $30 in 2004 and 2003	1,055	1,935
Inventories	1,248	1,595
Prepaid expenses and other current assets	609	537

Total current assets	2,913	4,232
Property and equipment, net	324	378
Investment in affiliate	100	250
Other assets	595	488

	$3,932	$5,348

Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion of notes payable	$6,707	$700
Accounts payable	1,252	1,495
Deferred revenue	—	1,550
Accrued liabilities	1,434	1,686

Total current liabilities	9,393	5,431
Long-term notes payable	—	5,909
Other long-term liabilities	300	795
Stockholders’ deficit:
Common Stock, $.01 par value; authorized 250,000,000 shares; 133,561,526 and 130,837,186 shares issued in 2004 and 2003, respectively	1,336	1,308
Additional paid-in capital	189,712	189,194
Accumulated deficit	(195,222)	(195,702)

	(4,174)	(5,200)
Less 400,474 shares of common stock in treasury at cost	(1,587)	(1,587)

Total stockholders’ deficit	(5,761)	(6,787)

	$3,932	$5,348

See accompanying notes to consolidated condensed financial statements.

TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations
(Thousands of dollars, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
		(unaudited)
Net revenues	$2,368	$1,385	$6,975	$2,338
Cost of revenues	1,163	977	2,044	1,657

Gross profit	1,205	408	4,931	681

Expenses:
Engineering and development	518	696	1,019	1,481
Selling and administrative	1,336	1,147	2,639	2,351

	1,854	1,843	3,658	3,832

Operating profit (loss)	(649)	(1,435)	1,273	(3,151)

Other income (expense):
Litigation costs, net of insurance reimbursement	—	(48)	—	(125)
Share of loss and adjustment to carrying value of unconsolidated affiliate	(50)	(152)	(50)	(369)
Interest expense	(400)	(252)	(735)	(368)
Interest income and other	(8)	—	(8)	(65)

	(458)	(452)	(793)	(927)

Net income (loss)	$(1,107)	$(1,887)	$480	$(4,078)

Basic and diluted income (loss) per share	$(.01)	$(.02)	$—	$(.03)

Weighted average number of common shares outstanding (thousands):
Basic	132,775	118,080	131,690	116,575

Diluted	132,775	118,080	159,891	116,575

See accompanying notes to consolidated condensed financial statements.

TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Thousands of dollars)

	Six Months Ended June 30,
	2004	2003
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$480	$(4,078)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Utilization of prepaid services	—	167
Depreciation and amortization	111	129
Amortization of deferred financing costs	480	—
Amounts related to unconsolidated affiliate	50	369
Other	(75)	375
Changes in operating assets and liabilities:
Accounts receivable	881	(7)
Inventories	347	336
Deferred revenue	(1,550)	—
Accounts payable and accrued liabilities	(969)	780

Net cash used in operating activities	(245)	(1,929)

Cash flows from investing activities:
Capital expenditures	(45)	(7)
Investment in temporary cash investments	—	457
Proceeds from sale of partial interest in affiliate	100	—
Software development costs	(9)	(83)

Net cash provided by investing activities	46	367

Cash flows from financing activities:
Proceeds from issuance of notes payable	—	997
Proceeds from issuance of common stock	35	511

Net cash provided by financing activities	35	1,508

Net decrease in cash and cash equivalents	(164)	(54)
Cash and cash equivalents, beginning of period	165	55

Cash and cash equivalents, end of period	$1	$1

See accompanying notes to consolidated condensed financial statements.

TERAFORCE TECHNOLOGY CORPORATION

Notes to Consolidated Condensed Financial Statements
(Unaudited)
June 30, 2004

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

     The accompanying consolidated financial statements do not include certain footnotes and financial presentations normally required under accounting principles generally accepted in the United States of America and, therefore, should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

     The Company incurred significant operating losses in 2003, 2002 and 2001; however, the amount of these losses decreased in each of those years. These losses were funded with the proceeds from the sale of debt and equity securities, proceeds from borrowings, proceeds from the sale of assets and, in 2002, with proceeds from the settlement of certain litigation.

     The decrease in operating losses is the result of the disposal of certain operations, specifically those related to the telecommunications industry, the reduction of other operating expenses and increases in net revenues from the Company’s defense electronics business. Net revenues from the sale of defense electronic products have increased in each of the last three years. Management expects net revenues to increase further in 2004 and that the Company will generate cash from operating activities during 2004. There can be no assurance, however, that net revenues will increase or will increase to the extent anticipated and that the Company will generate sufficient cash from operating activities.

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

TERAFORCE TECHNOLOGY CORPORATION
Notes to Consolidated Condensed Financial Statements
(Unaudited)
June 30, 2004

Inventories

     The components of inventories are as follows:

	June 30,	December 31,
	2004	2003
	($ Thousands)
Raw materials	$693	$949
Work in process	180	304
Finished goods	375	342

Total	$1,248	$1,595

Segment of Business

     The Company currently operates in one business segment, defense electronics and all of the Company’s net revenues have been generated by the defense electronics business.

Income Taxes

     For the six months ended June 30, 2004, the Company’s effective income tax rate differed from the federal statutory rate due to current period tax expense offset by an offsetting decrease in the valuation allowance for the same amount. For the three months ended June 30, 2004 and June 30, 2003 and for the six months ended June 30, 2003, the Company’s effective income tax rate differed from the federal statutory rate due to taxable losses incurred for which no benefit was provided.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
		($ Thousands)
Net income (loss) allocable to common stockholders:
As reported	$(1,107)	$(1,887)	$480	$(4,078)
Additional compensation expense	143	184	275	347

Pro forma	$(1,250)	$(2,071)	$205	$(4,425)
Income (loss) per share:
As reported	$(.01)	$(.02)	$—	$(.03)
Pro Forma	$(.01)	$(.02)	$—	$(.04)

TERAFORCE TECHNOLOGY CORPORATION
Notes to Consolidated Condensed Financial Statements
(Unaudited)
June 30, 2004

Earnings Per Share

     Basic and diluted earnings or loss per share are the same for the three month periods ended June 30, 2004 and 2003 and for the six months ended June 30, 2003 because all potential common shares were anti-dilutive during those periods. For the six months ended June 30, 2004 approximately 15,000,000 potential common shares are excluded from the calculation of diluted earnings per share because such shares were out of the money.

Notes Payable

     The Company’s $4,200,000 credit facility with Bank One, NA provided for the facility to be reduced by $300,000 by June 30, 2004. During June 2004 the facility was amended to provide for this $300,000 reduction to be made by July 31, 2004. In July 2004 the Company repaid $300,000 and the maximum amount available under the facility was reduced to $3,900,000. Terms of the credit facility provide for a further reduction of $300,000 by December 31, 2004 and for all amounts outstanding to be due on April 30, 2005.

     The note agreement related to the Company’s 12% Convertible Subordinated Notes due June 2005 contains a provision that the Company will have reported net revenues of not less than $15,000,000 for the twelve month period ended June 30, 2004. In July 2004 compliance with this provision was waived by the holders of the notes, as provided for in the note agreement.

     In July 2004 the Company and its wholly-owned subsidiary, DNA Computing Solutions, Inc. (“DCS”) entered into a $575,000 revolving credit facility with FirstCapital Bank. Borrowings under the facility bear interest at prime plus 1% and all amounts outstanding are due January 30, 2006, but may be prepaid at anytime without penalty. The facility is secured by the fixed assets, accounts receivable and inventory of DCS and by limited guarantees provided by a group of private investors, including one of the Company’s directors. As consideration for providing the guarantees the Company has entered into a Reimbursement Agreement with the guarantors. The Reimbursement Agreement provides that the Company will reimburse the guarantors for any amounts that they may be required to reimburse the bank pursuant to the underlying guarantees. Pursuant to the Reimbursement Agreement, the guarantors have the right to purchase up to 3,194,444 shares of the Company’s common stock for $575,000 in cash, the proceeds of which will be used to repay amounts outstanding under the credit agreement and provide for the release of the guarantees. The guarantors have also received warrants to purchase 1,597,222 shares of common stock and may receive warrants for up to an additional 1,597,222 shares of common stock if the Company does not meet certain goals related to outstanding debt. All warrants have an exercise price of $0.21 per share and may be exercised at any time from their issuance through July 31, 2008.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE PERIOD ENDED JUNE 30, 2004

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

Comparison of Three and Six Months Ended June 30, 2004 to Three and Six Months Ended June 30, 2003

Net Revenue

     Net revenues, all of which relate to our defense electronics business, were derived from the following sources:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
		($ Thousands)
Product sales and services	$1,918	$1,385	$3,575	$2,338
License fees	450	—	3,400	—

	$2,368	$1,385	$6,975	$2,338

     Product sales increased in the second quarter of 2004 as compared to the second quarter of 2003 and in the first six months of 2004 as compared to the same period in 2003 due to increased shipments of our VQG4 product line and integrated sub-systems. The shipments relate, in large part, to design wins that we had secured in prior periods and which began to move into a production phase beginning in the fourth quarter of 2003. Our customer concentration in the 2004 periods was not materially different from that in 2003. We expect net revenues from product sales to generally increase over the balance of 2004, although there may not be sequential increases in each quarter. This expected increase results from continued shipments related to prior design wins and other design wins we anticipate securing during 2004. Some of the increased shipments, we believe, will be related to our VQCG4 and Eagle I products. We expect the VQCG4 product and certain enhancements to the Eagle I product to be available to customers by the fourth quarter of 2004. We also expect to have a new product family, Nexus, available for customers in the fourth quarter of 2004; however, we do not expect material sales of this product in 2004.

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

     License fees are attributable to our technology licensing and marketing agreement with VISTA Controls, Inc. (“VISTA”). As of June 30, 2004 we had met all of our delivery requirements under the agreement, except for those that are perfunctory. We recognized net revenues related to these license fees in the amount of $2,950,000 in the first quarter of 2004 and $450,000 in the second quarter of 2004. We expect to recognize and receive the remaining $100,000 related to this agreement during the balance of 2004. We received payment of $1,550,000 related to these fees in December 2003, $1,400,000 in April 2004, $450,000 in July 2004 and expect to receive the remaining balance of $100,000 during 2004. We also believe that the agreement with VISTA will have a positive effect on our net revenues through access to new products and access to additional market channels. There is no assurance, however, as to the timing or amount of this effect, if any.

Gross Profit

     Gross profit increased between the second quarters of 2003 and 2004 and in the first six months of 2004 compared to the first six months of 2003 due in part to the license fees recognized in 2004 for which we incurred little incremental cost and also due to increased product sales. Gross profit in the second quarter of 2004, excluding the effect of the license fees, was approximately $755,000, or 39% of product sales and services. In the second quarter of 2003 gross profit was $408,000, or 29% of product sales and services. In the first six months of 2004 gross profit, excluding the effect of the license fees, was approximately $1,531,000, or 43% of product sales. In the first six months of 2003 gross profit was $681,000, or 29% of product sales. As product sales increase, we generally expect gross profit as a percent of those sales to increase due to the effect of fixed costs which are included as cost of revenue. However, this relationship will be effected by the mix of particular products sold during a period.

Engineering and Development Expense

     Engineering and development expenses declined $178,000 in the second quarter of 2004 as compared to the second quarter of 2003 and $462,000 in the first six months of 2004 as compared to the first six months of 2003. The second quarter and first six months of 2003 included approximately $48,000 and $167,000, respectively, in charges related to our engineering services agreement with Flextronics Incorporated that was completed in 2003. The balance of the decrease related primarily to reduced outsourced services. We do not expect engineering and development expense to increase or decrease materially over the balance of 2004.

Selling and Administrative Expense

     Selling and administrative expense increased by $189,000 in the second quarter of 2004 and $288,000 in the first six months of 2004 as compared to the same periods in 2003. These increases relate primarily to increased sales and marketing expenses, particularly increased sales commissions resulting from the increase in net revenues. We generally expect these expenses to increase as net revenues increase in the future. In addition, administrative expenses in the second quarter of 2004 include approximately $115,000 in costs related to our annual stockholders meeting and the related proxy solicitation, which we did not incur in 2003.

Litigation Costs

     Litigation costs in 2003 represent legal fees and expenses related to the shareholder action. During the fourth quarter of 2003 we reached an agreement in principle to settle this matter.

Unconsolidated Affiliate

     In the third quarter of 2003 we adjusted the carrying value of our 22% investment in Intelect Technologies, Inc. (“ITI”) to net realizable value based on an agreement in principle to sell this investment to a third party for $250,000. In June 2004 we determined that it was unlikely that this transaction would be completed and we settled all obligations between ITI and the Company and sold one third of our interest in ITI to the management of ITI for cash payments aggregating $100,000. In June 2004 we adjusted the carrying value of our remaining approximate 15% interest in ITI to $100,000, based on the consideration received for the interest sold, and recorded a charge of $50,000.

Interest Expense

     Interest expense for the second quarter and first six months of 2004 include approximately $279,000 and $480,000, respectively, related to the amortization of the value of warrants issued in connection with various debt transactions and beneficial conversion features related to convertible debt obligations. In the second quarter and first six months of 2003 these non-cash charges amounted to approximately $181,000 and $233,000, respectively. The warrants were valued when they were issued using the Black-Scholes option pricing model.

Liquidity and Capital Resources

     As of June 30, 2004, our working capital deficit was $6,480,000. This includes the effect of notes payable totaling approximately $6,707,000, all of which is due within one year. Notes at June 30, 2004 consist of (i) $4,200,000 related to our guaranteed bank facility, (ii) $2,407,000 related to our 12% convertible subordinated notes, net of unamortized discount and (iii) a $100,000 convertible demand note payable to an officer and director.

     Our $4,200,000 guaranteed bank facility with Bank One, NA provided for the facility to be reduced by $300,000 by June 30, 2004. During June 2004 the facility was amended to provide for this $300,000 reduction to be made by July 31, 2004. In July 2004 we repaid $300,000 under the facility and the maximum amount available under the facility was reduced to $3,900,000. The terms of the facility provide for a further reduction of $300,000 by December 31, 2004 and for all amounts to be due on April 30, 2005.

     As of June 30, 2004 the outstanding principal amount of our 12% convertible subordinated debentures amounted to $2,860,000, including $250,000 held by an officer and a director. These amounts are presented in our unaudited balance sheet net of approximately $453,000 in unamortized discount.

Operating Activities

     Net cash used in operations for the six months ended June 30, 2004 amounted to $245,000. This amount arose primarily from the net income of $480,000 and the effect of non-cash charges related to depreciation and amortization, offset by the reduction in deferred revenue of $1,550,000 related to license fees from VISTA. We expect to produce cash flow from operating activities in 2004; however, we may not do so in every quarter.

Investing Activities

     For the six months ended June 30, 2004, investing activities provided cash in the amount of $46,000. This resulted from the proceeds of the sale of a partial interest in ITI, offset by capital expenditures, primarily for computer equipment. We expect capital expenditures to remain near this level for the balance of 2004.

Financing Activities

     In the six months ended June 30, 2004 financing activities produced $35,000 in cash as a result of the exercise of warrants and options to purchase our common stock. During the balance of 2004 we may generate cash flow from the issuance of debt or equity securities or from the proceeds of credit facilities.

Liquidity Outlook

     Since the third quarter of 2003 our net cash used in operating activities has aggregated approximately $116,000. This is a significant decline from prior periods, due in part to the receipt of license fees from VISTA. We expect to generate cash flow from operating activities during the balance of 2004 and for the next 12 months. We expect that increases in net revenues from product shipments and services will contribute to our ability to generate positive cash flow from operating activities and over the next 12 months.

     The timing of expected product shipments is difficult to predict with accuracy. Accordingly, from time to time we may require additional working capital in order to offset the effect of potential delays of product shipments. Therefore, in July 2004 we entered into a $575,000 revolving credit facility to provide additional working capital.

     We have approximately $6,760,000 in notes payable that are due within the next twelve months. Of this amount, $2,860,000 relates to our 12% convertible subordinated notes that are convertible into our common stock at a rate that is below recent market prices. The balance of the notes payable relates to our guaranteed bank facility that has an outstanding balance of $3,900,000 as of July 31, 2004. To the extent that these obligations are not converted into common stock and to the extent that cash flow provided from operations is not sufficient to satisfy these obligations, we believe that we will be able to refinance or restructure the obligations.

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

     Should we need additional capital over the next months we believe that we will be able to secure it. Likely sources of additional capital include the sale of additional debt or equity securities. A sale of additional securities could result in dilution to existing common stockholders. There is no assurance that additional capital will be available under terms that are acceptable to us.

Contingent Liabilities

     As discussed in “ITEM 3 – Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2003, we are exposed to certain contingent liabilities which, if resolved adversely to us, would adversely affect our liquidity, results of operations, and/or financial position. There were no material changes to these matters in the first six months of 2004.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have outstanding debt at June 30, 2004 amounting to approximately $4,200,000 that bears interest at a variable interest rate and subjects us to interest rate risk. This interest is based on widely used reference interest rates known as prime and LIBOR. For example, an increase of 50 basis points in these rates would result in an increase in our annual interest expense of approximately $21,000.

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

PART II - OTHER INFORMATION

ITEM 2 – CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

     During the second quarter of 2004, certain holders of our 12% convertible subordinated notes elected to convert those notes into common stock. Notes with a principal amount of $270,000 and accrued interest in the amount of approximately $22,000 were converted, resulting in the issuance of 1,824,205 shares of common stock. The shares of common stock issued upon conversion of the notes constituted exempt securities under Section 3(a)(9) of the Securities Act of 1933, as amended.

     During the second quarter of 2004 warrants for the purchase of 480,000 shares of common stock were exercised, resulting in net proceeds to us of approximately $57,000. These proceeds were used for working capital. The issuance of the common stock was exempt from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended.

     In July 2004 the Company and its wholly-owned subsidiary, DNA Computing Solutions, Inc., entered into a $575,000 revolving credit facility with FirstCapital Bank. The facility is secured, in part, by limited guarantees provided by a group of investors, including one of our directors. As consideration for providing the guarantees, we entered into a Reimbursement Agreement with the guarantors. Pursuant to the Reimbursement Agreement, the guarantors have the right to purchase up to 3,194,444 shares of our common stock for $575,000 in cash. The guarantors have also received warrants to purchase 1,597,222 shares of our common stock and may received warrants to purchase up to an additional 1,597,222 shares of common stock if we do not meet certain goals related to outstanding debt. All warrants have an exercise price of $0.21 per share and may be exercised at any time from their issuance through July 31, 2008. The issuance of the rights to purchase common stock and the warrants are exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

     ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 19, 2004 we held our annual meeting of stockholders. Matters submitted to a vote of our stockholders at that meeting were (1) the election of four directors of the Company, (2) a proposal to increase the number of shares reserved for issuance under our Amended and Restated Stock Incentive Plan, (3) a proposal to amend our Amended and Restated Certificate of Incorporation to increase the number of shares of our common stock authorized for issuance from 200,000,000 to 250,000,000, and (4) a proposal to ratify the selection of Grant Thornton LLP as our independent certified public accountants for 2004. All of the matters were approved.

     The results of the votes were as follows:

			Votes
	Votes For	Votes Against	Withheld	Abstentions	Broker Nonvotes
Election of directors (Item 1):
Prinz Anton von Liechtenstein	114,972,733	1,536,402	25,693,132	—	—
Robert E. Garrison II	114,013,193	1,495,942	25,693,132	—	—
Herman M. Frietsch	114,920,506	1,588,629	25,693,132	—	—
David H. Yedwab	114,012,983	1,496,152	25,693,132	—	—
Amended and Restated Stock Incentive Plan (Item 2)	27,207,454	24,430,405	25,693,132	225,039	63,807,586
Amend Amended and Restated Certificate of Incorporation (Item 3)	92,644,940	22,538,603	25,693,132	323,092	—
Ratify appointment of certified public accountants (Item 4)	114,755,991	526,274	25,693,132	224,170	—

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     A. Listed below are all Exhibits filed as part of this report.

Exhibit	Description of Exhibit
31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     B. The Company has not filed any report on Form 8-K during the period covered by this Report, except as follows:

     On May 4, 2004 we furnished information under Item 9 of Form 8-K.

     On May 11, 2004, we furnished information under Item 12 of Form 8-K.

     On June 14, 2004 we filed a report on Form 8-K/A, amending the Form 8-K filed on November 24, 2003 and filing exhibits under Item 7.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERAFORCE TECHNOLOGY CORPORATION
(Registrant)

Date: August 6, 2004	/s/ ROBERT P. CAPPS

Robert P. Capps
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: August 6, 2004	/s/ HERMAN M. FRIETSCH

Herman M. Frietsch
Chief Executive Officer and Director
(Principal Executive Officer)