Form 10-Q
period 2004-09-30
TERAFORCE TECHNOLOGY CORP
filed 2004-11-12
CIK 316672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10 - Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐ .

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

There were 133,561,526 shares of Common Stock outstanding as of October 31, 2004.

TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
(Thousands of dollars, except share and per share data)

	September 30,	December 31,
	2004	2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1	$165
Accounts receivable net of allowance of $30 in 2004 and 2003	660	1,935
Inventories	1,161	1,595
Prepaid expenses and other current assets	552	537

Total current assets	2,374	4,232
Property and equipment, net	293	378
Investment in affiliate	100	250
Other assets	804	488

	$3,571	$5,348

Liabilities and Stockholders’ Deficit
Current liabilities:
Current portion of notes payable	$6,520	$700
Accounts payable	952	552
Deferred revenue	—	1,550
Accrued liabilities	2,222	2,629

Total current liabilities	9,694	5,431
Long-term notes payable	765	5,909
Other long-term liabilities	150	795
Stockholders’ deficit:
Common Stock, $.01 par value; authorized 250,000,000 shares; 133,561,526 and 130,837,186 shares issued in 2004 and 2003, respectively	1,336	1,308
Additional paid-in capital	189,994	189,194
Accumulated deficit	(196,781)	(195,702)

	(5,451)	(5,200)
Less 400,474 shares of common stock in treasury at cost	(1,587)	(1,587)

Total stockholders’ deficit	(7,038)	(6,787)

	$3,571	$5,348

See accompanying notes to consolidated condensed financial statements.

TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations
(Thousands of dollars, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(unaudited)
Net revenues	$1,439	$1,699	$8,414	$4,037
Cost of revenues	969	1,108	3,013	2,765

Gross profit	470	591	5,401	1,272

Expenses:
Engineering and development	512	582	1,531	2,063
Selling and administrative	1,101	1,171	3,740	3,522
Write-off of receivable from unconsolidated affiliate	—	449	—	449

	1,613	2,202	5,271	6,034

Operating profit (loss)	(1,143)	(1,611)	130	(4,762)

Other income (expense):
Litigation costs, net of insurance reimbursement	(50)	(292)	(50)	(417)
Share of loss and adjustment to carrying value of unconsolidated affiliate	—	(333)	(50)	(702)
Interest expense	(364)	(407)	(1,099)	(775)
Other	(2)	(16)	(10)	(81)

	(416)	(1,048)	(1,209)	(1,975)

Net loss	$(1,559)	$(2,659)	$(1,079)	$(6,737)

Basic and diluted loss per share	$(.01)	$(.02)	$(.01)	$(.06)

Weighted average number of common shares outstanding (thousands) – basic and diluted	133,161	118,138	132,184	117,102

See accompanying notes to consolidated condensed financial statements.

TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Thousands of dollars)

	Nine Months Ended September 30,
	2004	2003
	(unaudited)
Cash flows from operating activities:
Net loss	$(1,079)	$(6,737)
Adjustments to reconcile net loss to net cash used in operating activities:
Utilization of prepaid services	—	193
Depreciation and amortization	165	190
Amortization of deferred financing costs	713	510
Loss related to unconsolidated affiliate	50	1,151
Other	(248)	(462)
Changes in operating assets and liabilities:
Accounts receivable	1,275	(469)
Inventories	434	564
Deferred revenue	(1,550)	—
Accounts payable and accrued liabilities	(291)	155

Net cash used in operating activities	(531)	(4,905)

Cash flows from investing activities:
Capital expenditures	(63)	(22)
Investment in temporary cash investments	—	457
Proceeds from sale of partial interest in affiliate	100	—
Software development costs	(9)	(105)

Net cash provided by investing activities	28	330

Cash flows from financing activities:
Proceeds from issuance of notes payable	575	4,260
Proceeds from issuance of common stock	64	516
Principal payments on notes payable	(300)	(225)

Net cash provided by financing activities	339	4,551

Net decrease in cash and cash equivalents	(164)	(24)
Cash and cash equivalents, beginning of period	165	55

Cash and cash equivalents, end of period	$1	$31

See accompanying notes to consolidated condensed financial statements.

TERAFORCE TECHNOLOGY CORPORATION

Notes to Consolidated Condensed Financial Statements
(Unaudited)
September 30, 2004

Basis of Presentation

     The accompanying consolidated financial statements have been prepared by the Company without audit in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with instructions to Form 10-Q and Rule 10-01 of Regulation S-X. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying consolidated financial statements do not include certain footnotes and financial presentations normally required under accounting principles generally accepted in the United States of America and, therefore, should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Certain prior period balances have been reclassified to conform to the current period presentation.

     The Company incurred significant operating losses in 2003, 2002 and 2001; however, the amount of these losses decreased in each of those years. These losses were funded with the proceeds from the sale of debt and equity securities, proceeds from borrowings, proceeds from the sale of assets and, in 2002, with proceeds from the settlement of certain litigation. The decrease in operating losses is the result of the disposal of certain operations, specifically those related to the telecommunications industry, the reduction of other operating expenses and increases in net revenues from the Company’s defense electronics business. Net revenues from the sale of defense electronic products have increased in each of the last three years. Management expects net revenues to increase further in 2004. There can be no assurance, however, that net revenues will increase or will increase to the extent anticipated and that the Company will generate sufficient cash from operating activities. Additionally, the Company has debt obligations totaling approximately $6,760,000 that are due within the next twelve months.

     Should the Company not generate sufficient cash from operating activities the Company could require additional capital. The Company believes that it will be able to raise additional capital and satisfy its existing debt obligations through (i) the issuance of new equity securities, (ii) the incurrence of new debt, (iii) the conversion of existing debt into equity, (iv) the modification of the terms of its existing debt obligations, or (v) a combination of these source. There can be no assurance that the Company can accomplish these matters, or can do so under acceptable terms. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

TERAFORCE TECHNOLOGY CORPORATION
Notes to Consolidated Condensed Financial Statements
(Unaudited)
September 30, 2004

Inventories

     The components of inventories are as follows:

	September 30,	December 31,
	2004	2003
	($ Thousands)
Raw materials	$774	$949
Work in process	121	304
Finished goods	266	342

Total	$1,161	$1,595

Segment of Business

     The Company currently operates in one business segment, defense electronics and all of the Company’s net revenues have been generated by the defense electronics business.

Income Taxes

     For all periods presented, the Company’s effective income tax rate differed from the federal statutory rate due to taxable losses incurred for which no benefit was provided.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		($ Thousands)
Net loss allocable to common stockholders:
As reported	$(1,559)	$(2,659)	$(1,079)	$(6,737)
Less: total stock based compensation determined under fair value based methods, net of tax	147	163	423	510

Pro forma net loss	$(1,706)	$(2,822)	$(1,502)	$(7,247)
Net loss per share:
As reported	$(.01)	$(.02)	$(.01)	$(.06)
Pro forma	$(.01)	$(.02)	$(.01)	$(.06)

TERAFORCE TECHNOLOGY CORPORATION
Notes to Consolidated Condensed Financial Statements
(Unaudited)
September 30, 2004

Earnings Per Share

     Basic and diluted earnings or loss per share are the same for all periods presented because all potential common shares were anti-dilutive during those periods. Potential common shares excluded from the calculation of diluted earnings per share are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		( in Thousands)
Out of the money potential common shares	12,000	6,000	12,000	6,000
Other anti-dilutive potential common shares	52,000	48,000	52,000	48,000

Notes Payable

Notes payable consist of the following (in thousands):

	September 30,	December 31,
	2004	2003
Guaranteed bank facility	$3,900	$4,200
12% convertible subordinate notes	2,860	3,130
Subsidiary revolving credit facility	575	—
Other	290	100

	7,625	7,430
Unamortized discount	(340)	(821)

	7,285	6,609
Due within one year	(6,520)	(700)

Amount due after one year	$765	$5,909

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

     In July 2004 the Company and its wholly-owned subsidiary, DNA Computing Solutions, Inc. (“DCS”) entered into a $575,000 revolving credit facility with FirstCapital Bank. Borrowings under

TERAFORCE TECHNOLOGY CORPORATION
Notes to Consolidated Condensed Financial Statements
(Unaudited)
September 30, 2004

the facility bear interest at prime plus 1% and all amounts outstanding are due January 30, 2006, but may be prepaid at anytime without penalty. The facility is secured by the fixed assets, accounts receivable and inventory of DCS and by limited guarantees provided by a group of private investors, including one of the Company’s directors. As consideration for providing the guarantees the Company has entered into a Reimbursement Agreement with the guarantors. The Reimbursement Agreement provides that the Company will reimburse the guarantors for any amounts that they may be required to reimburse the bank pursuant to the underlying guarantees. Pursuant to the Reimbursement Agreement, the guarantors have the right to purchase up to 3,194,444 shares of the Company’s common stock for $575,000 in cash, the proceeds of which will be used to repay amounts outstanding under the credit agreement and provide for the release of the guarantees. The guarantors have also received warrants to purchase 1,597,222 shares of common stock, which have been valued at approximately $110,000 and recorded as an asset in the accompanying consolidated balance sheet. Additionally, the guarantors may receive warrants for up to an additional 1,597,222 shares of common stock if the Company does not meet certain goals related to outstanding debt. All warrants have an exercise price of $0.21 per share and may be exercised at any time from their issuance through July 31, 2008.

     In October 2004 the DCS facility was expanded to provide for additional borrowings of up to $600,000, or $1,175,000 in total. The group of private investors provided additional limited guarantees to secure the additional borrowings pursuant to a new Reimbursement Agreement. Pursuant to the new Reimbursement Agreement, the guarantors have the right to purchase of up to 3,333,333 shares of the Company’s common stock for $600,000 in cash, the proceeds of which will be used to repay amounts outstanding under the credit agreement and provide for the release of the guarantees. The guarantors have received additional warrants to purchase 6,666,667 shares of common stock which have been valued at approximately $495,000 and recorded as an asset in the accompanying balance sheet. These warrants have an exercise price of $0.20 per share and may be exercised at any time from their issuance through October 30, 2010. The Company has agreed to file a registration statement related to the potential resale of the shares of common stock issuable upon the exercise of the stock purchase rights and upon exercise of the warrants no later than December 31, 2004. As of September 30, 2004 there was $575,000 outstanding under the total facility.

Supplemental Disclosure of Cash Flow Information

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		($ Thousands)
Cash paid during the period for:
Interest	$37	$64	$387	$153

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE PERIOD ENDED SEPTEMBER 30, 2004

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

Comparison of Three and Nine Months Ended September 30, 2004 to
Three and Nine Months Ended September 30, 2003

Net Revenue

     Net revenues, all of which relate to our defense electronics business, were derived from the following sources:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		($ Thousands)
Product sales and services	$1,439	$1,699	$5,014	$4,037
License fees	—	—	3,400	—

	$1,439	$1,699	$8,414	$4,037

     Product sales increased in the first nine months of 2004 as compared to the same period in 2003 due to increased shipments of our VQG4 product line and integrated sub-systems. The shipments relate, in large part, to design wins that we had secured in prior periods and which began to move into a production phase beginning in the fourth quarter of 2003. For the three months ended September 30, 2004 product sales declined as compared to the third quarter of 2003. This decrease is primarily the result of the timing of shipments. Our customer concentration in the 2004 periods was not materially different from that in 2003. We expect net revenues from product sales to generally increase over the balance of 2004 and for net revenues from product sales for all of 2004 to exceed those in 2003. However, as in the third quarter of 2004, the specific timing of the receipt and shipment of particular customer orders can have a material effect on product sales in a quarter. The expected increase in product sales results from continued shipments related to prior design wins and other design wins we anticipate securing during 2004. Some of the increased shipments, we believe, will be related to our VQCG4 and Eagle I products. We expect the VQCG4 product and certain enhancements to the Eagle I product to be available to customers in the fourth quarter of 2004. We also expect to have a new product family, Nexus, available for customers in the fourth quarter of 2004; however, we do not expect material sales of this product in 2004.

     We believe that general factors in our industry have contributed to the historical increase in our net revenues and that these factors will continue to positively affect net revenues. The demand for products such as ours has been increasing as defense expenditures have increased and, more importantly, as the portion of those expenditures related to defense electronics has increased. We believe that even if overall defense expenditures were to decrease, expenditures related to defense electronics will continue to increase.

     License fees are attributable to our technology licensing and marketing agreement with VISTA Controls, Inc. (“VISTA”). As of June 30, 2004 we had met all of our delivery requirements under the agreement, except for those that are perfunctory. We recognized net revenues related to these license fees in the amount of $2,950,000 in the first quarter of 2004 and $450,000 in the second quarter of 2004. We expect to recognize and receive the remaining $100,000 related to this agreement in the fourth quarter 2004. We received payment of $1,550,000 related to these fees in December 2003, $1,400,000 in April 2004, $450,000 in July 2004 and expect to receive the remaining balance of $100,000 in the fourth quarter of 2004. We also believe that the agreement with VISTA will have a positive effect on our net revenues through access to new products and access to additional market channels. There is no assurance, however, as to the timing or amount of this effect, if any.

Gross Profit

     Gross profit increased in the first nine months of 2004 compared to the first nine months of 2003 due in part to the license fees recognized in 2004 for which we incurred little incremental cost and also due to increased product sales. Gross profit in the first nine months of 2004, excluding the effect of the license fees, was approximately $2,001,000, or 40% of product sales and services. In the first nine months of 2003 gross profit was $1,272,000, or 32% of product sales and services. For the third quarter of 2004 gross profit was approximately 33% of product sales versus 35% in the third quarter of 2003. This change resulted from the slightly lower sales in the third quarter of 2004 and in changes in product mix. As product sales increase, we generally expect gross profit as a percent of those sales to increase due to the effect of fixed costs which are included as cost of revenue. However, this relationship will be affected by the mix of particular products sold during a period.

Engineering and Development Expense

     Engineering and development expenses declined $70,000 in the third quarter of 2004 as compared to the second quarter of 2003 and $532,000 in the first nine months of 2004 as compared to the first nine months of 2003. The third quarter and first nine months of 2003 included approximately $26,000 and $193,000, respectively, in charges related to our engineering services agreement with Flextronics Incorporated that was completed in 2003. The balance of the decrease related primarily to a reduction in outsourced services. We do not expect engineering and development expense to increase or decrease materially over the balance of 2004.

Selling and Administrative Expense

     Selling and administrative expense decreased by $70,000 in the third quarter of 2004 compared to the third quarter of 2003 and increased $218,000 in the first nine months of 2004 compared to the same periods in 2003. The decrease in the third quarter of 2004 versus the third quarter of 2003 is due primarily to lower sales commission. The increase in the first nine months of 2004 relates primarily to increased sales and marketing expenses, particularly increased sales commissions resulting from the increase in net revenues. We generally expect these expenses to increase as net revenues increase in the future. In addition, administrative expenses for the first nine months of 2004 include approximately $115,000 in costs related to our annual stockholders meeting and the related proxy solicitation, which we did not incur in 2003.

Litigation Costs

     Litigation costs represent legal fees and expenses related to the shareholder action that was brought in 1999 against the Company and certain former officers and directors. During the fourth quarter of 2003 we reached an agreement in principle to settle this matter and the settlement agreement was completed in the third quarter of 2004.

Unconsolidated Affiliate

     In the third quarter of 2003 we adjusted the carrying value of our 22% investment in Intelect Technologies, Inc. (“ITI”) to net realizable value based on an agreement in principle to sell this investment to a third party for $250,000. In June 2004 we determined that it was unlikely that this transaction would be completed and we settled all obligations between ITI and the Company and sold one third of our interest in ITI to the management of ITI for cash payments aggregating $100,000. In June 2004 we adjusted the carrying value of our remaining approximate 13% interest in ITI to $100,000, based on the consideration received for the interest sold, and recorded a charge of $50,000.

Interest Expense

     Interest expense for the third quarter and first nine months of 2004 include approximately $233,000 and $713,000, respectively, related to the amortization of the value of warrants issued in connection with various debt transactions and beneficial conversion features related to convertible debt obligations. In the third quarter and first nine months of 2003 these non-cash charges amounted to approximately $277,000 and $510,000, respectively. The warrants were valued when they were issued using the Black-Scholes option pricing model and the amount is being amortized over the life of term of the underlying debt.

Liquidity and Capital Resources

     As of September 30, 2004, our working capital deficit was $7,320,000. This includes the effect of notes payable totaling approximately $6,520,000 that are due within one year. Notes at September 30, 2004 consist of (i) $3,900,000 related to our guaranteed bank facility, (ii) $2,521,000 related to our 12% convertible subordinated notes, net of unamortized discount, (iii) $575,000 in a guaranteed working capital facility, (iv) approximately $189,000 related to a promissory note issued in connection with the settlement of certain litigation and (v) a $100,000 convertible demand note payable to an officer and director.

     Our guaranteed bank facility with Bank One, NA was reduced by $300,000 in July 2004. The terms of the facility provide for a further reduction of $300,000 by December 31, 2004 and for all amounts to be due on April 30, 2005.

     As of September 30, 2004 the outstanding principal amount of our 12% convertible subordinated debentures amounted to $2,860,000, including $250,000 held by an officer and a director. These amounts are presented in our unaudited balance sheet net of approximately $339,000 in unamortized discount. The notes mature on June 30, 2005.

Operating Activities

     Net cash used in operations for the nine months ended September 30, 2004 amounted to $531,000. This amount arose primarily from the net loss of $1,079,000 and the effect of non-cash charges related to depreciation and amortization, offset by the reduction in deferred revenue of $1,550,000 related to license fees from VISTA.

Investing Activities

     For the nine months ended September 30, 2004, investing activities provided cash in the amount of $28,000. This resulted from the proceeds of the sale of a partial interest in ITI, offset by capital expenditures, primarily for computer equipment. We expect capital expenditures to remain near this level for the balance of 2004.

Financing Activities

     In the nine months ended September 30, 2004 financing activities produced $339,000 in cash as a result of the proceeds from notes payable, the exercise of warrants and options to purchase our common stock, offset by repayments of notes payable. During the balance of 2004 we may generate cash flow from the issuance of debt or equity securities or from the proceeds of credit facilities.

Liquidity Outlook

     For the nine months ended September 30, 2004 our net cash used in operating activities was $531,000, as compared to $4,905,000 in the same period of 2003. This is a significant decline from prior periods, due in part to the receipt of license fees from VISTA. We expect to generate cash flow from operating activities over the next 12 months. We expect that increases in net revenues from product shipments and services will contribute to our ability to generate positive cash flow from operating activities over the next 12 months. Should we not receive orders that we anticipate from our customers, or if we do not receive them within the timeframe we expect, we will not generate positive cash flow from operations.

     The timing of expected product shipments is difficult to predict with accuracy. Accordingly, from time to time we may require additional working capital in order to offset the effect of potential delays of product shipments. Therefore, in July and October 2004 we entered into a revolving credit facility to provide up to $1,175,000 of additional working capital. At November 1, 2004 there was $775,000 outstanding under this facility.

     We have approximately $6,760,000 in notes payable that are due within the next twelve months. Of this amount, $2,860,000 relates to our 12% convertible subordinated notes that are convertible into our common stock at a rate that is below recent market prices. The balance of the notes payable relates to our guaranteed bank facility that has an outstanding balance of $3,900,000 as of September 30, 2004. We believe that we will be able to satisfy these obligations through (i) the possible conversion into common stock , (ii) restructuring the obligations, (iii) refinancing with the issuance of other debt or equity securities, (iv) the reduction of the obligations with cash flow from operations, or (v) a combination of these sources.

     While we believe we will have adequate liquidity to operate our business, our estimate of capital needs is subject to a number of risks and uncertainties that could result in additional capital needs that we have not anticipated. An important aspect of our estimated capital requirements is our ability to generate positive cash flow from operations. Our ability to generate positive cash flow from operations is dependent upon our ability to increase revenues from our defense electronics business, to generate adequate gross profit from those sales and to control other costs and expenses. Our capital needs could increase materially if any of our contingent liabilities are resolved adversely to the Company. In addition, we could require additional working capital if the defense electronics business increases more rapidly than we currently anticipate.

     Should we need additional capital over the next several months we believe that we will be able to secure it. Likely sources of additional capital include the sale of additional debt or equity securities. A sale of additional securities could result in dilution to existing common stockholders. There is no assurance that additional capital will be available under terms that are acceptable to us.

Contingent Liabilities

     As discussed in “ITEM 3 – Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2003, we are exposed to certain contingent liabilities which, if resolved adversely to us, would adversely affect our liquidity, results of operations, and/or financial position. Other than as discussed in “PART II – ITEM 1 – LEGAL PROCEEDINGS” herein, there were no material changes to these matters in the first nine months of 2004.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have outstanding debt at September 30, 2004 amounting to approximately $4,475,000 that bears interest at a variable interest rate and subjects us to interest rate risk. This interest is based on widely used reference interest rates known as prime and LIBOR. For example, an increase of 50 basis points in these rates would result in an increase in our annual interest expense of approximately $22,000.

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

PART II — OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

     In August 2004 we completed the previously announced settlement of a lawsuit that had been brought against the Company and certain current and former officers and directors in November 1999. Pursuant to the settlement agreement we paid an aggregate of $189,298 to the twelve individual plaintiffs in this matter in exchange for a release of all claims.

     Zurich American Insurance Company (“Zurich”) provides excess liability coverage of up to $3,000,000 for amounts in excess of $2,000,000 related to this matter. The Company’s incurred costs related to this matter, including defense costs and the settlement payments, total approximately $1,900,000. Accordingly, the coverage provided by Zurich has not been invoked. Zurich has none the less agreed to advance the settlement payments to the plaintiffs in return for the Company’s promissory note in the amount of $189,298. The note is due July 21, 2006 and bears interest at 7% annually. Accrued interest is payable quarterly. The note is secured by warrants to purchase 948,517 shares of our common stock. The warrants expire upon the repayment of the note and any proceeds from the sale of common stock issued upon exercise of the warrants will be used to repay the promissory note.

     Our costs related to this matter are also subject to a liability insurance policy issued by Reliance Insurance Company (“Reliance”). Reliance has been ordered liquidated by the insurance commissioner of the State of Pennsylvania. We have previously received reimbursement of $300,000 of our costs from the Texas Property and Casualty Guaranty Association and have filed a proof of claim for the remaining approximately $1,600,000 with the Statutory Liquidator for Reliance. The Statutory Liquidator has indicated that there will be funds available for distribution to policy holders of Reliance; however, the amount of these funds and the timing of the distribution, if any, is uncertain. Therefore, we have not reflected any further recovery from Reliance in our financial statements.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     In connection with the arrangements related to the settlement of certain litigation (See Item 1 – Legal Proceedings), we issued to Zurich a warrant for the purchase of 948,517 shares of common stock on August 19, 2004. The warrant was issued as collateral for a promissory note in the amount of $189,298 issued by the Company to Zurich and expires upon the repayment of the promissory note. The warrant has an exercise price of $0.01 per share. The number of shares of common stock subject to the warrant is subject to adjustment in certain circumstances. The warrant was issued pursuant to an exemption claimed under Section 4(2) of the Securities Act of 1933 in a private placement to a sophisticated institutional purchaser. The warrant and the shares issuable thereunder contain legends restricting their resale. We have entered into a Registration Rights Agreement with Zurich whereby we have agreed to file a registration statement for the resale of the common stock to be issued upon the exercise of the warrant not later than December 31, 2004.

ITEM 6 — EXHIBITS

Listed below are all Exhibits filed as part of this report.

Exhibit	Description of Exhibit
4.1	Warrant Agreement issued to Zurich American Insurance Company

4.2	Registration Rights Agreement with Zurich American Insurance Company

10.1	Term Promissory Note dated August 19, 2004

31.1	Certificate of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certificate of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERAFORCE TECHNOLOGY CORPORATION
(Registrant)

Date: November 12, 2004	/s/ ROBERT P. CAPPS

Robert P. Capps
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: November 12, 2004	/s/ HERMAN M. FRIETSCH

Herman M. Frietsch
Chief Executive Officer and Director
(Principal Executive Officer)