Form 10-K
period 2004-12-31
TERAFORCE TECHNOLOGY CORP
filed 2005-03-31
CIK 316672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2004

Commission File Number 0-11630

TeraForce Technology Corporation

(Exact Name of Registrant as Specified in Its Charter)

Delaware	76-0471342
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
1240 E. Campbell Road, Richardson, Texas
75081
(Address of Principal Executive Offices and Zip Code)

469-330-4960

(Registrant’s Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act

None

Securities Registered Pursuant to Section 12(g) of the Act

Common Stock par value $0.01 per share
(Title of Class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☑

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $17,663,000 as of June 30, 2004 (based upon the average of the highest bid and lowest asked prices on such date as reported on the OTC Bulletin Board). All directors, officers and 5% or greater stockholders are presumed to be affiliates for purposes of this calculation.

There were 133,161,052 shares of Common Stock outstanding as of March 15, 2005.

DOCUMENTS INCORPORATED BY REFERENCE
None

PART I

ITEM 1 – BUSINESS

Forward-Looking Statement

     The statements in this Annual Report on Form 10-K of TeraForce Technology Corporation (the “Company”) regarding future financial and operating performance and results, and other statements that are not historical facts, are forward-looking statements, as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We use the words “may,” “expect,” “anticipate,” “believe,” “continue,” “estimate,” “project,” “intend,” “designed” or other similar expressions to identify forward-looking statements. You should read statements that contain such words carefully because they discuss future expectations, contain projections of results of operations or of our financial condition, and/or state other “forward-looking” information. These statements also involve risks and uncertainties, including, but not limited to:

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

Overview

     TeraForce Technology Corporation, through its wholly-owned subsidiary, DNA Computing Solutions, Inc. (“DCS”), designs, develops, produces and sells high-density, high-capacity embedded computing platforms and systems. Embedded computing generally refers to the physical integration of computing nodes (microprocessor and memory) into a host system or application. These nodes are often deployed in arrays. Embedded computing platforms and systems are widely applied in a number of industries including communications, medical imaging, seismic processing, industrial control, homeland security and defense electronics. Although we have sold our products into a number of these industries, our primary focus is in defense electronics and homeland security; therefore, we refer to this collectively as our Defense Electronics business. Prior to 2001 this business was referred to as the digital signal processor (“DSP”) business. Subsequent to 2001, all of our net revenue relates to the Defense Electronics business.

     Prior to 2002, we were also involved in providing design engineering services through a wholly-owned subsidiary, DNA Enterprises, Inc. (“DNA”), and in designing and producing telecommunications equipment through other wholly-owned subsidiaries. (For more information see “Item 1- Business- Prior Operations”). We sell our products both in the United States and internationally. See Note 16 to our Consolidated Financial Statements for more information.

Recent Developments

     In the first quarter of 2005 we restructured a portion of our outstanding bank debt, expanded our working capital facility and initiated discussions regarding restructuring other outstanding indebtedness. In the second half of 2004 and the first quarter of 2005 we experienced a decline in orders for our products and accordingly a decline in net revenue. This decline resulted in a need for additional working capital. To address this need we expanded our working capital facility (See “Part II – Item 7 –Management’s Discussion and Analysis of Financial Condition and Results of Operations”).

Products

     Embedded computing products, such as ours, are used for applications in which there is a need for high-density and high-capacity computing, especially in environments where limiting space, weight and power consumption are important considerations. Examples of defense and homeland security applications that utilize embedded computing products include the following:

• Airborne radar	• Ground based radar

• Signal intelligence	• Image processing

• Unmanned aerial vehicles (“UAV”s)	• Smart munitions

• Automated fire control	• Battlefield control

• Airborne surveillance	• Satellite communications

• Electronic countermeasures	• Infrared search and tracking

• Ship based radar	• Ship based sonar

• Submarine based sonar	• Missile interception

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

     PowerPC Single Board Computers – PowerPC Single Board Computer products are VME single board computers with one, two or four processors per board. The microprocessors used in these products are the PowerPC© line of reduced instruction set, or “RISC”, processors. We also offer “ruggedized” versions of some of these products. “Ruggedized” products have been mechanically modified to withstand harsh operating environments such as temperature, shock and vibration. We call our primary product line of these products the “VQG4.” In January 2005 we introduced a new product line called “Nexus”. The Nexus products utilize a different architecture from the VQG4, and are intended to address a different set of applications.

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

     Sales of our products are generally not seasonal in nature. In 2004 four customers, Pentek Inc., L-3 Communications, Telephonics Corporation and All Points Logistics, each accounted for more than 10% of our consolidated net revenue from product shipments and services. The loss of any of these customers could have a material adverse effect on our business.

     As of March 15, 2005, our backlog of orders for Defense Electronic products amounted to approximately $1,135,000, as compared to approximately $2,200,000 at February 29, 2004. The decline in our backlog resulted primarily from a delay in orders from certain customers (See “Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations”). We include in our backlog orders for products for which we have received a purchase order or similar commitment from the customer. Generally, purchase orders are received for products that are to ship within a relatively short period of time, usually 60 days or less. All of the backlog as of March 15, 2005 is scheduled to be shipped during 2005. We consider the backlog to be an indicator, but not the sole predictor, of future revenue. A variety of conditions, both specific to the individual customer and generally affecting the customer’s industry, may cause our customers to cancel, reduce or delay orders that were previously made or anticipated. We cannot assure the timely replacement of canceled, delayed or reduced orders. Significant or numerous cancellations, reductions or delays in orders by a customer or group of customers could materially adversely affect our business, financial condition and results of operations. Our backlog alone should not be relied upon as indicative of our revenues for any future period.

     In November 2003, we entered into a Technology License and Marketing Agreement with VISTA Controls, Inc. (“Vista”), a subsidiary of Curtiss-Wright Corporation (“Curtiss-Wright”). Pursuant to this agreement, and certain ancillary agreements, we have licensed to Vista technology related to the Company’s

VQG4 and Eagle I products. Pursuant to these agreements VISTA and we were to jointly develop and market variations of these products, designed to meet the requirements of harsh operating environments, also know as “rugged products.” The agreements contemplate that VISTA will produce the rugged versions of the VQG4 and Eagle I products. For any such products that we sell, we will source the products from Vista at prices determined by a formula specified in the agreements. For products sold by Vista to third parties, Vista will pay us residual rights fees pursuant to a formula specified in the agreements. In addition, the agreements call for VISTA to pay license and transfer fees to us aggregating $3,500,000. As of March 15, 2005 we have received payments from VISTA aggregating $3,400,000.

     After entering into the agreements with us, Curtiss-Wright acquired two of our competitors, DY4 Systems and Synergy Microsystems. These acquisitions, as well as others, have been organized into a new division of Curtiss-Wright called Curtiss-Wright Embedded Computing. VISTA is a part of this division. We believe that because of these acquisitions it is unlikely that the jointly developed products will be marketed in the same manner by VISTA as they would have been if the acquisitions had not occurred. We had expected to have the ruggedized version of the VQG4 generally available by the end of 2004. However, while the development of this product is substantially complete, it is not yet in general production. There is also uncertainty as to whether or not VISTA will undertake the development activity to produce the ruggedized version of the Eagle I. We are working with VISTA in order to resolve this situation so that ruggedized versions of these products will become generally available. There is no certainty when, or if, these products will be available.

Markets and Customers

     Our customers are usually large prime defense contractors and subcontractors to the prime defense contractors. We also sell directly to governmental agencies and to value added resellers who combine our products with other system components for re-sale to the prime or subcontractors. Certain of our DSP products are sold through an OEM arrangement with a reseller. Our sales to this reseller amounted to approximately 24% of our consolidated net revenues from product shipments for the year ended December 31, 2004. Three other customers accounted for approximately 18%, 16% and 11%, respectively, of our consolidated net revenues from product shipments in 2004.

     Our sales and marketing activities are directed by in-house sales managers. We also utilize a network of manufacturer’s representatives in the United States to sell our products. International sales amounted to less than 1% of our consolidated net revenue in 2004.

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

     Historically, products similar to ours were often developed internally by the large defense contractors. However, beginning in the mid-1990s the Department of Defense implemented a program to force the contractors to utilize commercial off the shelf (“COTS”) components wherever possible. This has fueled the growth in the Company’s markets, and, while we can provide no certainty, we anticipate that this growth will continue. We expect the growth in the COTS market to continue as legacy systems that were developed years ago are upgraded or replaced with new systems with significant COTS content.

Competition

     The market for our products is highly competitive and is characterized by rapidly changing technology and frequent product performance improvements. We have a number of competitors in the defense electronics market, including Mercury Computer Systems, Inc., Radstone Technology, PLC, CSPI Multi Computer Division of CSP Inc., and Curtiss-Wright Embedded Computing. Our competitors also include in-house design teams of large defense contractors. However, competition from in-house design teams has diminished in recent years because of the increased use of COTS products and the trend toward greater use of outsourcing. Despite this recent change, there can be no assurance that in-house development will not return as a major competitive force in the future. Increased use of in-house design teams by defense contractors may result in a more competitive market for our products, which could have a material adverse effect on our business, financial condition and results of operations.

     All of the large defense contractors and many of our other competitors have substantially greater research and development resources, guaranteed long term supply capacity, marketing and financial resources, manufacturing capability and customer support organizations than we have. We believe our future ability to compete effectively will depend upon our ability to continue to improve product and process technologies, to develop new technologies that demonstrate performance advantages over our competitors, to adapt products and processes to changes in technology, to identify and adopt emerging industry standards and to adapt to our customers’ needs.

     Many of our competitors have greater financial and other resources than we have. We may be operating at a cost disadvantage compared to those manufacturers who have greater direct buying power from component suppliers or who have lower cost structures. There can be no assurance that we will be able to compete successfully in the future with any of these competitors. In addition, there can be no assurance that competitive pressures will not result in price erosion, reduced margins, loss of market share or other factors that could have a material adverse effect on our business, financial condition and results of operations.

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

     We currently hold 20 United States patents relating to telecommunications and computing technology and have 7 currently pending patents relating to telecommunications and computing technology. None of our patents will expire in the near future. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. Patent positions frequently are uncertain and involve complex and evolving legal and factual questions. The coverage sought in a patent application may be denied or significantly reduced before or after the patent is issued. There can be no assurance that:

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

Employees

     As of March 15, 2005 we had 39 full-time employees, of which fourteen were engaged in engineering and development, 8 were engaged in sales, marketing, and customer support, 8 were engaged in manufacturing operations, and 9 were engaged in administration and finance. None of our employees are represented by a labor organization. We have not experienced any material work stoppages and believe we have a good relationship with our employees.

Segments of Our Business

     Our operations consist of one business segment, defense electronics, formerly referred to as digital signal processing (or DSP), in which we provide state-of-the-art digital signal processing products to system manufacturers and application developers. Prior to 2002 we were also actively engaged in the design, development, production and sale of optical networking equipment. During 2004, 2003 and 2002, our defense electronics segment accounted for 100% of our consolidated net revenue. For more information, see our Consolidated Financial Statements included under “Part II – Item 6 – Financial Statements and Supplementary Information”.

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

Telecommunications Equipment

     Prior to 2001, a major focus of our business was the development, design, production and sale of optical networking equipment for application in telecommunication networks. We had specifically focused on our OmniLynx product line. The business related to OmniLynx, and predecessor products SonetLynx © and FibreTrax © , was conducted through a wholly-owned subsidiary, Intelect Network Technologies Company (“INT”). During 2000, opportunities in the telecommunications market began to decline dramatically. As a result of this, we determined that the long-term strategic value of the OmniLynx product line was not as promising as the Company’s other businesses and implemented a plan to materially curtail the operations of INT and to sell INT or substantially all of the assets related to the OmniLynx product line. In August 2001, we completed a sale of the OmniLynx product line and substantially all of the related assets to a newly formed entity, Intelect Technologies, Inc. (“ITI”). ITI is a corporation initially owned 67% by Singapore Technology Electronics, Ltd. (“STE”) and 33% by the Company. In February 2003, STE made an additional investment in ITI increasing its ownership to approximately 78% and decreasing our ownership to approximately 22%. During 2004 we sold a portion of our interest in ITI to one of its officers, reducing our interest to approximately 12%. ITI is continuing with the active production and sale of the OmniLynx product line, primarily for use in purpose-built network applications such as highway systems, rail systems, airport communication systems and pipeline networks. We have minority representation in ITI’s board of directors and have no involvement in day-to-day operations. Beginning in 2004 we account for our investment in ITI using the cost method of accounting.

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

     See “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of research and development expenditures over the past three years.

Risk Factors

     In addition to the other information in this Annual Report on Form 10-K, the following are risk factors that should be considered in evaluating the Company and an investment in our common stock. The trading price of our common stock could decline due to any of these risks, and investors in our common stock could lose all or part of their investment.

     RISK FACTORS RELATED TO OUR BUSINESS

     A Number of Factors Could Cause Operating Results to Fluctuate Significantly.

     Our net revenue and operating results in any reporting period may fluctuate significantly due to a variety of factors, including:

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

     We Have Incurred Significant Losses in the Past and Are Not Currently Profitable.

     We are not currently profitable. In 2004, 2003 and 2002 we have incurred net losses of $2,880,000, $8,559,000, and $4,350,000, respectively. These losses have been funded from borrowings under credit facilities and sales of debt and equity securities. It is not certain when we will become profitable. The ability to become profitable will depend, in part, on our ability to increase net revenue from sales of defense electronics products. If our need for capital exceeds available resources, there can be no assurance that additional capital will be available through public or private equity or debt financing.

     Debt Service Obligations May Adversely Affect Our Cash Flow and We May Be Unable to Repay the Debt On Time.

     We have approximately $8,200,000 of debt outstanding as of December 31, 2004. Of this amount, approximately $6,600,000 is due by December 31, 2005 and the balance is due in 2006. It is unlikely that we will be able to generate sufficient cash flow from operations to repay all of this debt when it comes due. We have had discussions with the holders of this debt regarding the extension or restructuring of these obligations and believe that we have reached agreement in principal to extend the maturity of all such debt until 2006. There is no assurance, however, that we will be able to conclude these arrangements. Even if we are able to refinance or restructure this debt, we may still be subject to substantial interest and principal repayment obligations.

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

     We May Be Subject to Contingent Liabilities.

     We have been a named party in a lawsuit in the past and may be subject to significant other contingent liabilities. Defending any such matters may require a substantial amount of our resources, and any judgments may materially affect our financial condition and results of operations. For more information see “Item 3 – Legal Proceedings.”

     Our Failure to Quickly Adapt to Rapidly Changing Competitive and Economic Conditions Could Have a Material Adverse Effect on Our Business and Results of Operations.

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

     We Have a Limited Customer Base.

     We are dependent on a small number of customers for a large portion of our revenues. In 2004, four customers accounted for approximately 70% of our net revenue from product shipments. Customers in the defense electronics market purchase our products in connection with government programs that may have limited duration, leading to fluctuating sales to any particular customer in the defense electronics market from year to year. A significant decrease in our sales to any of our major customers, or the loss of any of our major customers, would have a material adverse effect on our business, financial condition and results of operations. In addition, our revenue is largely dependent upon the ability of our customers to develop and sell products and systems that incorporate our products. There is no assurance that our customers will not experience financial or other difficulties that could adversely affect our operations and, in turn, our results of operations.

     We May Not Be Successful if We Do Not Attract New Customers.

     Our future success will depend on our attracting additional customers. The growth of our customer base could be adversely affected by:

•	customer unwillingness to implement our defense electronics technology;

•	any delays or difficulties that we may incur in completing the development, introduction and production of our planned products or product enhancements;

•	new product introductions by our competitors;

•	any failure of our products to perform as expected;

•	any difficulty we may incur in meeting customers’ delivery, installation or performance requirements; or

•	customer concerns over our financial condition.

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

     Our Agreement with VISTA May Not Produce the Expected Benefits.

     We had expected that our relationship with VISTA would have a positive effect on our business because of new products and access to VISTA’s market channels. We have not seen these benefits develop to date and there is substantial uncertainty if they will ever develop. The acquisition by Curtiss-Wright of two of our competitors creates additional uncertainty as to expected benefits of our arrangements with VISTA. The joint development of the new products and customer acceptance of those products is subject to the same risks and uncertainties as we have described above. Even if we are able to utilize VISTA’s market channels, there is no assurance that this will result in material increased net revenue or that the margins generated from any such increase will be significant. The agreement with VISTA could prevent us from pursuing other opportunities.

     We May Be Unable to Secure Necessary Components and Support Because We Depend Upon a Limited Number of Third-Party Manufacturers and Support Organizations.

     We depend on a limited number of suppliers for components of our products, as well as for equipment used to design and test our products. Certain components used in our products are only available from a sole source or limited number of vendors. If these suppliers were to limit or reduce the sale of such components to us, or if these suppliers were to experience financial difficulties or other problems that prevented them from supplying us with the necessary components, these events could have a material adverse effect on our business, financial condition and results of operations. These sole source and other suppliers are each subject to quality and performance issues, materials shortages, excess demand, reduction in capacity and other factors that may disrupt the flow of goods to us or its customers; thereby adversely affecting our business and customer relationships. Some of the sole source and limited source vendors are companies who, from time to time, allocate parts to equipment manufacturers due to market demand for components and equipment. We have no guaranteed supply arrangements with its suppliers and there can be no assurance that our suppliers will continue to meet our requirements. Many of our competitors are much larger and may be able to obtain priority allocations from these shared vendors, thereby limiting or making our sources of supply unreliable for these components. If our supply arrangements are interrupted, there can be no assurance that we would be able to find another supplier on a timely or satisfactory basis. Any delay in component availability for any of our products could result in delays in deployment of these products and in our ability to recognize revenues. Suppliers may be concerned regarding our financial condition and therefore may be unwilling to sell components to us, or to grant trade credit to us.

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

     The Defense Electronics Products Business Is Subject to Special Risks.

     We expect that the majority of our net revenue in the future will come from the sale of our defense electronics products. We supply products to sub-contractors and prime contractors whose ultimate customer is generally an agency of the United States government. The funding of U.S. government programs is subject to congressional appropriations. Although multiple-year contracts may be planned in connection with major procurements, Congress generally appropriates funds on a fiscal year basis even though a program may continue for several years. Consequently, programs are often only partially funded initially, and additional funds are committed only as Congress makes further appropriations and prime contracts receive such funding. The U.S. government could reduce or terminate a prime contract under which the Company is a subcontractor or team member irrespective of the quality of our products or services. The reduction in funding or termination of a government program we are involved in would result in a loss of anticipated future revenues attributable to that program and contracts or orders received by the Company. The termination of a program or the reduction in or failure to commit additional funds to a program the Company is involved in could increase our overall costs of doing business and have a material adverse effect on our financial condition and results of operations. The contracts with the United States government are subject to special risks including the following: delays or cancellations of funding for programs; ability of the government to unilaterally cancel the contract; reduction or modification as a result of budgetary restraints or political changes; and other factors not under the control of us or the prime contractor. In addition, changes in government administration, and changes in national and international priorities including developments in the geo-political environment such as the current “War on Terrorism,” Operation Enduring Freedom,

Operation Iraqi Freedom, and nuclear proliferation in North Korea, could have a significant impact on defense spending priorities and the efficient handling of routine contractual matters. These changes could have either a positive or negative impact on our business, financial condition or results from operations in the future.

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

     We May Not Be Able to Secure an Adequate Number of Design Wins.

     Before buying our products, a customer will evaluate our products, and those of our competitors, as a part of designing a larger system. When a product is selected by a customer to be utilized in its system we refer to it as a “design win.” The design win process is typically lengthy and expensive, and there can be no assurance that we will be able to continue to meet the product specifications of our customers in a timely and adequate manner. In the defense electronics market, military planners have historically funded significantly more design projects than actual deployments of new equipment. There can be no assurance that we will secure an adequate number of design wins. Failure to secure future design wins could have a material adverse effect on our business, financial condition and results of operations.

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

     Like other participants in our industry, we may be subject to infringement claims and other intellectual property disputes as competition in the marketplace continues to intensify. In the future, we may be subject to litigation and may be required to defend against claimed infringements of the rights of others or to determine the scope and validity of the proprietary rights of others. Any such litigation could be costly and divert management’s attention from operations. In addition, adverse determinations in such litigation could:

▪	result in the loss of our proprietary rights to use the technology;

▪	subject us to significant liabilities;

▪	require us to seek licenses from third parties;

▪	require us to redesign the products that use the technology; or · prevent manufacturing or sale of our products that employ the technology.

If we are forced to take any of the foregoing actions, our business may be seriously harmed. Any litigation to protect our intellectual property or to defend ourselves against the claims of others could result in substantial costs and diversion of resources and may not ultimately be successful.

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

     If We Fail to Maintain an Effective System of Internal Controls, We May Not Be Able to Detect Fraud or Report Our Financial Results Accurately, Which Could Harm Our Business.

     Effective internal controls are necessary for us to provide reliable financial reports and to detect and prevent fraud. We periodically assess our system of internal controls, and the internal controls of service providers upon which we rely, to review their effectiveness and identify potential areas of improvement. These assessments may conclude that enhancements, modifications or changes to our system of internal controls are necessary. Performing assessments of internal controls, implementing necessary changes, and maintaining an effective internal controls process is expensive and requires considerable management attention, particularly in the case of newly acquired entities. Internal control systems are designed in part upon assumptions about the likelihood of future events, and all such systems, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. If we fail to implement and maintain an effective system of internal controls or prevent fraud, we could suffer losses, could be subject to costly litigation, investors could lose confidence in our reported financial information and our brand and operating results could be harmed, which could have a negative effect on the trading price of our common stock.

     We May Have Difficulty Implementing In a Timely Manner the Internal Controls Procedures Necessary to Allow Our Management to Report on the Effectiveness of Our Internal Controls, and We May Incur Substantial Costs in Order to Comply with the Requirements of the Sarbanes-Oxley Act of 2002.

     The Sarbanes-Oxley Act of 2002 has introduced many new requirements applicable to us regarding corporate governance and financial reporting. Among many other requirements is the requirement under Section 404 of the Act for management to report on our internal controls over financial reporting and for our registered public accountant to attest to this report. We are required to comply with Section 404 effective the fiscal year ending December 31, 2006. Our management has begun the necessary processes and procedures for issuing its report on our internal controls. The costs of implementing these processes and procedures may be substantial and could have a material adverse effect on our results of operations.

     While the Company Believes Its Control Systems are Effective, There are Inherent Limitations in All Control Systems, and Misstatements Due to Error or Fraud May Occur and Not Be Detected.

     The Company continues to take action to assure compliance with the internal controls, disclosure controls and other requirements of the Sarbanes-Oxley Act of 2002. Our management, including our Chief Executive Officer and Chief Financial Officer, cannot guarantee that our internal controls and disclosure controls will prevent all possible errors or all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be relative to their costs. Because of the inherent limitations in all control systems, no system of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Further, controls can be circumvented by individual acts of some persons, by collusion of two or more persons, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, a control may be inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate. Because of inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

RISK FACTORS RELATED TO THE SECURITIES MARKET

     Our Common Stock Is Subject to Price Volatility.

     The price of our common stock is volatile. Fluctuations in operating results, such as net revenue, or operating results being below the expectations of public market analysts and investors, may cause additional volatility in the price of the common stock. In such event, the market price of our common stock could decline significantly. A significant decline in the market price of the common stock could result in litigation that could also result in increased costs and a diversion of management’s attention and resources from operations.

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

     Outstanding Common Stock, Options and Warrants May Make it Difficult For Us to Obtain Additional Capital on Reasonable Terms.

     As of March 15, 2005, we have 133,161,052 shares of common stock outstanding. Additionally, we had outstanding conversion rights, options and common stock warrants for the purchase of up to 115,120,245 shares of common stock at an average exercise price of $0.20 per share. If all of the outstanding conversion rights, options and common stock warrants were to be converted, they would represent, together with our common stock outstanding, approximately 99% of our authorized common shares on a fully diluted basis. Future investors will likely recognize that the holders of the options and warrants will only exercise their rights to acquire our common stock when it is to their economic advantage to do so. Therefore, even with lower current market prices for our common stock, the market overhang of such a large number of warrants and options may adversely impact our ability to obtain additional capital because any new investors will perceive that securities offer a risk of substantial potential future dilution. Additionally, we may be required to increase our authorized common shares in order to raise additional capital.

     We May Propose a Reverse-Split of Our Common Stock.

     In order to reduce the number of shares outstanding, increase the trading price of our common stock, qualify for listing on an exchange and possibly attract additional groups of investors we may at some time in the future propose a reverse-split of our common stock. Such a proposal would require the approval of the majority of the outstanding shares of voting stock. There can be no assurance that a reverse split would have the intended effect and therefore it could dilute the value of our common stock.

ITEM 2 – PROPERTIES

     All of our facilities are leased and are located in Richardson, Texas. We lease approximately 20,000 square feet under a lease agreement that expires in January 2009. These facilities include production, engineering, sales, marketing and administrative offices and we believe our facilities to be suitable for our current operations.

ITEM 3 – LEGAL PROCEEDINGS

     We are involved in various routine legal proceedings and claims arising in the ordinary course of business.

     Shareholder Action. In December 2003 we reached agreement on the settlement of a lawsuit that was pending against the Company and certain former and current officers and directors in the U. S. District Court for the Northern District of Texas. The complaint was brought in November 1999 on behalf of all persons and entities who purchased the Company’s common stock during the period between February 24, 1998 and November 17, 1998 and alleged that the defendants violated Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder by making false and misleading statements concerning the Company’s reported financial results during the period, primarily relating to revenue recognition, asset impairment and capitalization issues. In August 2004 the settlement was completed and the case was dismissed. Pursuant to the settlement arrangement we made payments aggregating approximately $189,000 to the plaintiffs in the case.

     Zurich American Insurance Company (“Zurich”) provides excess liability coverage of up to $3,000,000, for amounts in excess of $2,000,000 related to this matter. We do not believe that the total costs related to this matter will invoke the coverage provided by Zurich. Nonetheless, Zurich agreed to advance to us the approximately $189,000 in settlement payments. The amounts advanced are evidenced by a note payable to Zurich, payable in two years and bear interest at 7% per annum, payable quarterly. The note is secured by warrants to purchase shares of our common stock. The warrants have an exercise price of $0.01 and expire upon the repayment of the advance.

     Reliance Insurance Company (“Reliance”) provides the primary $2,000,000 of insurance coverage for this matter. Reliance has been ordered liquidated by the insurance commissioner of the State of Pennsylvania. We have previously received $300,000 from the Texas Property and Casualty Guaranty Association related to this claim. In March 2005 we received a Notice of Determination from the Reliance estate indicating the allowance of our claim in the amount of approximately $1,612,000. We do expect some recovery pursuant to this claim, however, the amount of such recovery cannot be estimated at this time and there is no assurance as to any recovery. In addition, the timing of any recovery is uncertain and could be a matter of years. Accordingly, we have not reflected any such recovery in our financial statements.

     Contract Dispute. In March 2002, we entered into an agreement with LaBarge, Inc. (“LaBarge”) for the development and manufacture of a “conduction cooled” version of a certain model of our VQG4 product. In February 2003, we terminated the contract because we believe LaBarge did not fully perform under the contract and defaulted. Subsequent to February 2003, we engaged in a series of discussions with LaBarge regarding the settlement of outstanding issues, including claims of monies owed. We were unable to resolve these issues and in October 2003 litigation was brought by LaBarge against the Company in the Circuit Court of the County of St. Louis in the State of Missouri. In these proceedings LaBarge alleged that we improperly terminated the contract and sought recovery of costs and lost profits amounting to approximately $700,000. We filed counter claims that alleged that LaBarge breached the contract and sought recovery of amounts previously paid to LaBarge, costs incurred resulting from the breach and lost profits. Such items aggregated in excess of $1,000,000.

     In February 2005 we reached a settlement of the LaBarge matters. Pursuant to the settlement agreement LaBarge paid us $100,000 in cash and delivered to us component inventory that had been acquired in connection with the contract. The original cost of these components aggregated approximately $336,000.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the quarter ended December 31, 2004, no matters were submitted to a vote of our stockholders.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

     The high and low bid prices for our common stock for each full quarter of the last two fiscal years, as reported on the OTC Bulletin Board, are as follows (these prices are inter-dealer prices, without mark-up, mark-down or commission included and may not necessarily represent actual transactions):

Quarter period ended	High	Low
2004
March 31	0.36	0.23
June 30	0.26	0.17
September 30	0.28	0.17
December 31	0.20	0.15

2003
March 31	0.24	0.12
June 30	0.22	0.14
September 30	0.49	0.15
December 31	0.43	0.20

     As of March 15, 2005, there were approximately 6,000 owners of record of our common stock, including nominee holders such as banks and brokerage firms who hold shares for the benefit of beneficial owners of our common stock.

Dividend Policy

     No dividends were paid on any class of equity in 2004 or 2003. We do not currently plan to pay any dividends on our common stock. Delaware law restricts our ability to pay any dividends on our common stock.

Sales of Unregistered Securities

     In October 2004 the Company and DCS entered into a $600,000 revolving credit facility with FirstCaptial Bank. The facility was secured, in part, by limited guaranties provided by a group of investors, including one of our then directors. As consideration for providing the guaranties, we entered into a Reimbursement Agreement with the guarantors. Pursuant to the Reimbursement Agreement, the guarantors had the right to purchase up to 3,333,333 shares of our common stock for $600,000 in cash. The guarantors have also received warrants to purchase 6,666,667 shares of our common stock. The warrants had an exercise price of $0.17 per share, subject to customary anti-dilution adjustments, and were exercisable at any time through October 31, 2010. The issuance of the rights to purchase common stock and the warrants are exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

     Pursuant to a transaction entered into in March 2005 the above rights to purchase common stock and warrants were cancelled. (See “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Capital Resources”).

Purchases of Equity Securities by the Company and its Affiliated Purchasers

     Neither we nor any of our affiliated purchasers (as defined by Rule 10b-18(a)(3) under the Exchange Act) made any purchases of our common stock during the quarter ended December 31, 2004.

Equity Compensation Plans

     See “Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters – Equity Compensation Plans” for certain information regarding our equity compensation plans.

ITEM 6 – SELECTED FINANCIAL DATA

     The following tables set forth certain historical consolidated financial data for the Company.

	Years ended December 31,
	2004	2003	2002*	2001*	2000*
	($ in thousands, except per share data)
Statement of Operations:
Net revenue	$9,385	$6,207	$5,036	$6,822	$11,748

Operating loss	$(1,239)	$(5,771)	$(7,235)	$(16,724)	$(29,062)

Loss from continuing operations	$(2,880)	$(8,559)	$(2,830)	$(17,181)	$(28,790)
Loss from discontinued operations	—	—	(1,520)	(3,412)	(782)
Loss on disposal of discontinued operations	—	—	—	(956)	—

Net loss	$(2,880)	$(8,559)	$(4,350)	$(21,549)	$(29,572)

Loss allocable to common stockholders	$(2,880)	$(8,559)	$(4,350)	$(21,549)	$(30,538)

Basic and diluted loss per share:
Continuing operations	$(0.02)	$(0.07)	$(0.03)	$(0.20)	$(0.36)
Discontinued operations	—	—	(0.02)	(0.05)	(0.01)

Net loss	$(0.02)	$(0.07)	$(0.05)	$(0.25)	$(0.37)

Weighted average shares (thousands)	132,430	119,111	93,581	86,354	83,229

Balance Sheet:
Assets:
Current assets	$1,523	$4,232	$4,918	$8,105	$18,805
Excess of cost over assets of companies acquired	—	—	—	—	3,354
Other long-term assets	1,521	1,116	1,806	2,091	1,845

Total assets	$3,044	$5,348	$6,724	$10,196	$24,004

Liabilities & Stockholders’ Equity:
Current liabilities including current maturities of long-term debt	$9,988	5,431	$7,358	$11,807	$4,593
Long-term liabilities	1,364	6,704	2,000	—	—
Stockholders’ equity (deficit)	(8,308)	(6,787)	(2,634)	(1,611)	19,411

	$3,044	$5,348	$6,724	$10,196	$24,004

*Certain amounts have been reclassified to conform to current classifications.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Consolidated Financial Statements and their related notes found on pages 33 through 58 of this Form 10-K. Except for historical facts, all statements included in the following discussion about our financial position, business strategy, and plans of management for future operations are forward-looking statements. Forward-looking statements involve risks and uncertainties and actual results could materially differ from those expressed in or implied by the forward-looking statements.

Results of Operations

     The following table shows the revenue and gross profit:

	Years Ended December 31,
	2004	2003	2002
		($ in Thousands)
Net revenue:
Product sales and services	$5,985	$6,207	$5,036
License fees	3,400	—	—

	$9,385	$6,207	$5,036

Gross profit:	$5,751	$2,209	$1,702

Net revenue

     Net revenue from the sale of defense electronics products decreased 4% between 2003 and 2004 and increased 23% between 2002 and 2003. The increased product sales in 2003 reflected our continued penetration of the market for these products and customer acceptance of our products. The majority of the increase in net revenue from 2002 to 2003 resulted from sales of our PowerPC-based product line. We have sold these products into an increasing number of programs; however, many programs have not yet reached their full production phase. In the full production phase, orders tend to be larger and more predictable. In the fourth quarter of 2003 we received production orders for two programs for which we had previously secured design wins. These programs contributed to the increase in net revenues in 2003. We had expected that these and other programs would move into the production phase in 2004 and would contribute to increases in our net revenues in 2004. However, orders from three programs were temporarily suspended during 2004 as a result, we understand, of certain technical issues unrelated to our product. Accordingly, our net revenue from product shipments did not increase but actually decreased slightly. In addition, as more fully discussed below, we had expected sales of the ruggedized version of the VQG4 to contribute to net revenues in 2004. Based on discussion with customers, we believe that shipments related to the three specific programs will resume in 2005. While we can provide no certainty, we also expect net revenue in 2005 to be positively impacted by sales of a new product, Nexus, that we introduced in January 2005.

     We believe that general factors in our industry have contributed to the historical increase in our net revenue and that these factors will continue to do so. The demand for products such as ours has been increasing as defense expenditures have increased and, more importantly we believe, as the portion of those expenditures related to defense electronics has increased. Budgetary issues within the United States Department of Defense could result in a reduction or elimination of funding for particular programs, which could have a material adverse effect on our business. Our financial condition could have an impact on a customer’s willingness to purchase our products and could impact our ability to deliver products to our customers.

     In November 2003 we entered into a Technology Licensing and Marketing Agreement with VISTA. See “Part I – Item 1 – Business ”. Under this agreement we are to receive $3,500,000 of licensing fees from VISTA. As of December 31, 2004 we have received $3,400,000 of such fees and have included that amount in net revenue from license fees as we satisfied the necessary criteria to recognize this revenue. We believe we have satisfied the necessary criteria under the agreement to receive the remaining $100,000 of license fees. We have recorded $100,000 as deferred revenue as of December 31, 2004 since this amount has not been received from VISTA and collectibility is not probable. We had expected further benefits from the arrangement from VISTA as a result of the additional products to be developed pursuant to the agreements and access to VISTA’s sales channels. These expected benefits have not materialized and there is substantial uncertainty as to whether they will materialize. After entering into the agreements with us, Curtiss-Wright acquired two of our competitors, DY4 Systems and Synergy Microsystems. We believe that because of these acquisitions it is unlikely that the jointly developed products will be marketed in the same manner by VISTA as they would have been if the acquisitions had not occurred. Development activity related to one product, the ruggedized version of the VQG4, is substantially complete; however, some further effort is required before the product will be generally available to our customers. Development effort on the second product, the ruggedized version of the Eagle I, has not begun. We are discussing with VISTA the payment of the final $100,000 in license fees, the completion of the rugged VQG4 and the development of the rugged Eagle I. There is no assurance that these issues will be resolved satisfactorily, or if they are resolved, as to the timing of such resolution.

Gross profit

     Our gross profit in 2004 included the effect of the $3,400,000 in license fees recorded in that period. Without the effect of the license fees our gross profit in 2004 was $2,351,000, or 39% of net revenue from product sales and services, as compared to $2,209,000, or 36% of net revenues from product sales and services in 2003. In 2002, our gross profit was 34% of net revenues from product sales and services.

     Generally, as net revenues increase we expect gross profit as a percentage of net revenue to increase, as certain costs of revenue are fixed. In 2004 our gross profit increased, despite a decrease in net revenues from product sales and services, because of the product mix sold during the period and because we reduced fixed costs of sales during 2004.

     In the fourth quarter of 2002 we recorded a charge of approximately $270,000 to adjust the carrying value of component and finished goods inventories. This adjustment resulted primarily from our on-going analysis of component obsolescence.

Engineering and development expenses

     Engineering and development (“E&D”) are as follows:

	Years ended December 31,
	2004	2003	2002
	($ in Thousands)
Defense electronic products	$2,009	$2,574	$2,803
Other	—	—	262

	$2,009	$2,574	$3,065

     Included in E&D expenses for 2003 and 2002 is $193,000 and $800,000, respectively, related to engineering design services provided by Flextronics pursuant to the arrangement entered into with Flextronics concurrent with the sale of our engineering design services business. The obligations under this agreement were completed during 2003.

     Engineering and development activity in 2004 related primarily to enhancements to our Eagle I product and the development of our Nexus product. Development of the rugged version of the VQG4 was undertaken by VISTA pursuant to our arrangements with them; accordingly we did not incur significant costs in 2004 related to this product. Activity in 2003 and 2002 primarily reflects on-going enhancements to our VQG4 product line, enhancement to our Wingspan software and development activity related to our Eagle I product that was introduced in 2003. We do not expect a material change in engineering and development costs in 2005 as compared to 2004. See “Part I – Item – Business – Prior Operations”.

Selling and administrative expenses

     Selling and administrative expenses increased $274,000, or 6%, between 2003 and 2004 and decreased $1,165,000, or 20%, between 2002 and 2003. The increase between 2003 and 2004 is a result of increased sales and marketing activity and increased legal expense related to our dispute with LaBarge, Inc. (See “Part I -Item 3 – Legal Proceedings”). This increase was partially offset by lower personnel costs that resulted from staff reductions. The decrease between 2002 and 2003 results from lower general and administrative costs such as insurance, professional fees and personnel costs. This decrease is offset by increased selling costs arising from the increase in net revenue. We generally expect 2005 administrative costs to be less than those in 2004 and expect selling costs to increase with an expected increase in net revenue.

Amounts related to OmniLynx assets and ITI

     Subsequent to the sale to ITI of substantially all of the assets related to the OmniLynx product line, ITI has conducted all operations related to the OmniLynx product. We initially had a 33% equity interest in ITI, which decreased to 22% in February 2003. We have minority representation on ITI’s board of directors, no funding obligations and no involvement in day-to-day operations. We accounted for our investment in ITI using the equity method of accounting in 2002 and 2003. Losses of $ $582,000 in 2002 represent our proportionate share of the net loss of ITI.

     In October 2003 we reached an agreement in principal with a third party to sell our interest in ITI and to settle all amounts due from or to ITI for a cash payment totaling $250,000. Accordingly, in 2003 we adjusted the carrying value of our investment in ITI to $250,000. This resulted in a write-off of the receivable from ITI of $699,000 and a charge of $452,000 to adjust the carrying value of our investment in ITI.

     The agreement in principal for the sale of our interest in ITI was not completed and in June 2004 we received a payment of $50,000 from ITI in settlement of all obligations to one another under a transition services agreement. Additionally, we sold one-third of our interest in ITI to an officer of ITI for $50,000 in cash, reducing our total interest in ITI to approximately 12%. Based upon the value received for the sale of the one-third interest, we reduced the carrying value of our remaining interest to $100,000, resulting in a charge of $50,000. Subsequent to this transaction we have accounted for our remaining interest in ITI using the cost method of accounting.

Litigation settlement

     In April 2002, we settled litigation that we had brought against Cadence Design Systems, Inc. Pursuant to this settlement we received $6,300,000, net of fees paid to our attorneys, related to this matter.

Litigation costs

     Litigation costs represent legal fees and expenses related to a stockholder suit. We settled this litigation in 2004 and recorded a provision for the settlement and costs to affect it. The allegations in the suit related to operations that have been sold or otherwise discontinued; therefore, these costs are reflected as non-operating expenses. Amounts incurred by the Company in excess of $200,000 are reimbursable under an insurance policy. However, the insurance carrier that provides the first $2,000,000 of such coverage is in liquidation and has not paid any amounts to us. We have received $300,000 from a guarantee fund maintained by the State of Texas, which offset legal costs in 2002. Our remaining claim for approximately $1,612,000 has been allowed by the liquidator for this carrier and we expect to recover some amounts. The amount and timing of any such recovery is uncertain. Therefore, no estimate of any such recovery has been recorded. See “Part I — Item 3 – Legal Proceedings.”

Interest expense

     Interest expense, including non-cash financing charges, consists of the following:

	Years ended December 31,
	2004	2003	2002
	($ in Thousands)
Interest on debt instruments	$514	$384	$291
Non-cash financing costs	1,026	1,448	125
Other interest	20	15	92

	$1,560	$1,847	$508

     Non-cash financing costs consist of amortization of the value of warrants to purchase common stock issued in connection with various financings and any related beneficial conversion feature. The value of the warrants has been determined by using the Black-Scholes pricing model and amortized over the life of the underlying debt.

Discontinued operations

     The loss from discontinued operations of $1,520,000 in 2002 resulted from a charge recorded in the third quarter of 2002 relating to the settlement of certain indemnification obligations. These obligations arose from the sale of our prior fire arms manufacturing operations to Savage Sports Corporation in 1995.

Outlook for 2005

     We expect net revenues from product shipments and services to increase in 2005. We base this upon indications from our customers that orders from certain prior design wins will resume in 2005 and that we will receive orders from other programs we have been pursuing, including those utilizing our new Nexus product. However, there can be no assurance that this increase will occur or that there will not be further delays in these and other programs. As discussed above, we have not experienced many of the benefits that we had expected from our relationship with VISTA and it is uncertain if we will ever experience such benefits.

     We continue to believe that a relationship with another company in our industry, and access to their sales channels, would materially increase the likelihood of significantly increasing our product sales. There has recently been significant consolidation within our industry and a number of organizations have expressed interest in some type of business relationship with us. Such a relationship could take a number of forms including, but not limited to, a merger with the Company, an acquisition of DCS, the acquisition of some or all of the assets of DCS, a joint venture, joint marketing agreements and licensing agreements. There can be no assurance that any of these relationships can be obtained. Furthermore, there is no assurance that any such relationship would have the anticipated benefits to the Company or to its stockholders.

     Our ability to generate a profit from operations and to generate positive cash flow from operations largely depends on the continued growth in revenue from sales of defense electronics products. Our ability to achieve higher levels of net revenue depends upon a number of factors, including customer acceptance of our products, including new and enhanced products, our ability to meet customer demands as to product availability, price and performance, availability of funding for programs in which our products will be deployed, the performance of other companies who provide products or services to these programs and our access to adequate working capital, as well as other factors that may not be within our control (See “Item 1 – Business – Risk Factors”).

     In order to execute our business plan we may need access to capital. See “- Liquidity and Capital Resources – Financing Activities” for a discussion of these requirements and how we expect to meet them.

Liquidity and Capital Resources

     As of December 31, 2004, we had negative working capital of $8,465,000. Funded debt at December 31, 2004 amounted to $8,224,000. For the year ended December 31, 2004, cash flow used in operations amounted to $1,036,000.

Operating activities

     Net cash applied in operations reflects the net loss of $2,880,000, non-cash charges amounting to $1,278,000 and a decrease in net operating assets of $566,000. Significant items contributing to these amounts are as follows:

•	Inventories decreased $741,000 because we utilized our inventories on hand to fulfill a portion our net revenue in 2004. We expect to utilize additional inventories in 2005, but in a lesser amount.

•	Accounts receivable decreased $1,686,000 because of the timing of net revenue, particularly related to shipments late in 2003.

•	Accounts payable and accrued liabilities decreased $411,000 as we generally made payments to vendors more quickly than in prior periods.

•	Deferred revenue decreased $1,450,000. This relates to license fees we received from VISTA in 2003 but did not recognize as revenue until 2004.

•	Non-cash charges include the following significant items:

•	Amortization of deferred financing costs of $1,026,000. These non-cash financing costs relate to warrants issued in connection with financing transactions and beneficial conversion features related to certain of the transactions. We expect these charges to increase in 2005 due to financing activity in the first quarter of 2005.

•	Depreciation and amortization of $221,000, which we do not expect to be materially different in 2005.

Investing activities

     Cash flows from investing activities in 2004 includes $100,000 received related to ITI, less capital expenditures and capitalized software development costs of $165,000.

Financing activities

     Encore – DCS Credit Facility.

     In July 2004 and October 2004, DCS entered into revolving credit agreements with FirstCapital Bank (“FirstCapital”) providing for borrowings of up to $1,175,000. In January 2005, DCS entered into an additional $550,000 agreement with FirstCapital, bringing the total amount available under the agreements to $1,725,000. Borrowings under the agreements were secured by the assets of DCS, the guaranty of the Company and by guaranties provided by seven private investors, including one of our then directors. As consideration for providing the guaranties, the private investors received “conversion rights” under which they could purchase 9,965,278 shares of our common stock for $1,725,000 in cash, the proceeds of which must be used to repay and retire the FirstCapital facilities. In addition, the private investors received warrants to purchase 15,937,500 shares of our common stock at prices ranging from $0.17 per share to $0.21 per share.

     In March 2005 we determined to restructure and expand these borrowing facilities in order to provide us with additional working capital. DCS entered into a $2,750,000 revolving credit facility with Encore Bank (“Encore”). Initial proceeds of $1,725,000 were used to repay amounts outstanding under the FirstCapital facilities and those facilities were terminated. After retirement of the FirstCapital facilities, approximately $1,000,000 of borrowing capacity remains under the Encore facility. Borrowings under the facility bear interest at prime plus 50 basis points, payable monthly. All amounts outstanding under the facility are due March 14, 2006. The facility is secured by the assets of DCS, the guaranty of the Company, the stock of DCS and by limited guaranties provided by the same seven private investors involved in the FirstCapital transactions. The loan agreement with Encore Bank places certain restrictions on DCS including restrictions related to the sale of assets, the incurrence of debt, the granting of liens and changes in management. In addition, Encore may accelerate the maturity of amounts outstanding under the agreement in certain circumstances, including the insolvency of DCS, the Company or one of the guarantors, the death of one of the guarantors, the default of other debt of the Company or the guarantors or the imposition of a judgment in excess of $50,000 against any of the parties.

     In connection with providing the guaranties for the Encore arrangements, the Company and DCS have entered into a Reimbursement Agreement with the private investors. Under the new Reimbursement Agreement, prior reimbursement agreements related to the FirstCapital facilities were cancelled. In addition, conversion rights for the purchase of 9,965,278 shares of our common stock and warrants for the purchase of 15,937,500 shares of our common stock were cancelled. Pursuant to the new reimbursement agreement the Company and DCS have agreed to reimburse the guarantors for any amounts they may incur related to the guaranties. Any such obligations are due 30 days after demand and bear interest at prime plus 2%. We have also agreed to use our best efforts in arranging for the guarantors to acquire the note and collateral held by Encore in the event of a default under the bank agreement. As consideration for providing the guaranties we have granted to the private investors conversion rights to purchase 13,750,000 shares of our common stock for $2,750,000 in cash. The proceeds from this conversion must be used to repay amounts outstanding under the Encore facility and to retire or reduce the amount available under the facility and therefore subject to the guaranties. In addition we have issued to the private investors warrants to purchase 27,500,000 shares of our common stock. The warrants have an exercise price of $0.10, subject to customary anti-dilution adjustment, and may be exercised any time through March 31, 2010.

     Company Note Facility.

     Concurrently with the Encore transaction, the Company entered into a $500,000 convertible note agreement with a private investor. The terms of this agreement are substantially identical to the Encore agreement, except that the Company rather than DCS is the borrower. The $500,000 note may be converted into 2,500,000 shares of our common stock at the option of the holder, the same conversion rate as in the Reimbursement Agreement discussed above. In addition, we have issued a warrant to this investor for the purchase of 5,000,000 shares of our common stock. The warrant has terms essentially identical to the warrants issued pursuant to the Reimbursement Agreement.

     We have entered into Registration Rights Agreements with the private investors involved in the Encore transaction and the convertible note. Under these agreements we have agreed to file a registration statement for the resale of the common stock to be issued upon exercise of the conversion rights and the warrants, no later than May 31, 2005, and to use our best efforts to have the registration statement declared effective by the SEC as soon as practicable thereafter.

     Bank One Facility.

     In March 2004, we restructured our credit agreement with Bank One NA, (“Bank One”). Under the amended agreement all amounts outstanding are due April 30, 2005. In addition, the amount available under the facility was to decrease by $300,000 on each of June 30, 2004 and December 31, 2004. The letter of credit that secures this facility has been amended to correspond with the amended facility. As consideration for extending the letter of credit, we issued options to purchase a total of 6,500,000 shares of our common stock to the private investor who provides the letter of credit. Warrants for the purchase of 3,250,000 shares have an exercise price of $0.29 per share and warrants for the purchase of 3,250,000 shares have an exercise price of $0.55 per share. The warrants may be exercised at any time until their expiration on April 30, 2006. In return for extending the letter of credit underlying the Bank One facility as discussed below, we have agreed in principal to adjust the conversion price of the above warrants to $0.133 per share and to extend the expiration period to April 30, 2007.

     In June 2004 we reduced the amount outstanding under the Bank One facility by $300,000, to $3,900,000, and the underlying letter of credit was reduced by the same amount. In December 2004 and March 2005 this facility was modified to eliminate the $300,000 reduction required as of December 31, 2004. We have reached an agreement in principal with Bank One and the private investor that provides the letter of credit to extend the maturity of the facility to April 30, 2006. These arrangements have not been concluded and there is no assurance that they will be completed by the scheduled maturity of the facility. If we are not able to effect the extension of the Bank One facility prior to its maturity, we expect that Bank One will draw against the underlying letter of credit to satisfy the obligations owed to Bank One. In that case, pursuant to a reimbursement agreement with the private investor, we would then have an obligation in the same amount to the private investor, due 30 days after demand. This reimbursement obligation would bear interest at prime plus 2%.

     12% Convertible Notes.

     As of December 31, 2004 we have outstanding $2,860,000 in principal amount of 12% Convertible Subordinated Notes (the “12% Notes”). Of this amount, an aggregate of $250,000 is held by two related parties, including one of our officers and one of our directors. Pursuant to the terms of the underlying Note Agreement the conversion rate of these notes is subject to adjustment in certain circumstances. As a result of the Encore and convertible note financing discussed above, the conversion rate for the 12% Notes has decreased to $0.133 per share from $0.16 per share. Accordingly, these notes may be converted into approximately 21,128,000 shares of our common stock. In connection with the issuance of these notes in 2003, the holders were also issued warrants to purchase our common stock. As of March 15, 2005 warrants for the purchase of approximately 2,956,000 shares of common stock remain outstanding. As a result of the recent financing transactions discussed above and the anti-dilution provisions of the warrants, the exercise price of these warrants has decreased to $0.133 from $0.16. In addition, the number of shares issuable upon exercise of the warrants has increased to approximately 3,556,000.

     The 12% Notes mature June 30, 2005. We have proposed to the holders of these notes to extend the maturity of the notes to June 30, 2006 and to provide that accrued interest due June 30, 2005 may be paid in shares of our common stock, at our election, at the rate of $0.133 per share. In return for these amendments, we have proposed to issue additional warrants and to extend the maturity of existing warrants from June 30, 2006, to June 30, 2007. If all holders of the notes accept this proposal we would issue additional warrants for the purchase of approximately 2,300,000 shares of our common stock.

     Each holder of the 12% Notes has the right to accept or reject our proposal, even if a majority of the holders agree to the modifications. Based on our discussions with the holders, we believe that the holders of a substantial majority of the outstanding principal amount will agree to the modifications. However, we cannot be sure of this and we may not be able to complete the proposed modifications. Any of the notes that are not modified will be due June 30, 2005. It is unlikely that we will have sufficient cash resources to repay any substantial amounts of the notes at that date. Failure to pay any such amounts would constitute an event of default, which may in turn create an event of default in our senior indebtedness, including the Encore facility and the Bank One facility. In such case, by the terms of the note agreement underlying the 12% Notes, we would be precluded from making any distribution to holders of the notes until such time as obligations under the senior indebtedness are satisfied.

     Contractual Obligations.

     As discussed above we are obligated under various contracts and commercial commitments. The following table summarizes these obligations:

	Period in which payments due (in thousands)
Nature of Obligation	2005	2006	2007	2008	Thereafter
Notes payable	$6,860	$1,364	$—	$—	$—
Operating leases	257	242	233	227	19
Non-cancelable purchase commitments	206	—	—	—	—
Settlement payments	1,000	—	—	—	—

Total	$8,323	$1,606	$233	$227	$19

     Outlook.

     We expect to generate positive cash flow from operations by the end of 2005 and believe that the financing we have arranged in the first quarter of 2005 will provide us with adequate working capital until such time as we do generate positive cash flow from operations. Our estimate of working capital needs is subject to a number of risks and uncertainties that could result in additional capital needs that have not been anticipated. An important aspect of our estimated capital requirements is our ability to begin to generate positive cash flow from operations. As discussed above, this in turn is dependent upon our ability to increase revenues from our defense electronics business, to generate adequate gross profit from those sales and to control other costs and expenses. Over the past three years a significant amount of our liquidity has been provided from sources that cannot be expected to re-occur, such as litigation settlements and the license fees received from VISTA. Our capital needs could increase materially if any unexpected costs or expenses arise. In addition, we could require additional working capital if the defense electronics business increases more rapidly than we currently anticipate. Historically we have not had material amounts of capital expenditures and do not expect to in 2005.

     As discussed above, we have substantial obligations that are due in 2005. We have reached agreement in principal for the modification and extension of some of these obligations and believe that we will be able to reach modifications and extensions for the balance of the obligations. There is no assurance, however, that we will be able to conclude these arrangements. If we are unable to modify these obligations, or if our need for working capital should increase, we would need to seek other sources of capital to meet these needs or obligations. While we have been successful in the past in obtaining capital, there is no assurance that we will be able to do so in the future. The terms and restrictions contained in our existing credit arrangements could significantly limit our ability to obtain additional capital.

     If we are unable to obtain needed capital, we may be forced to pursue other measures including a merger with another entity, the sale of assets or formal reorganization proceedings. Any of these options could have a material adverse effect the value of our common stock.

Contingent liabilities

     We have in the past been and could be in the future exposed to contingent liabilities which, if resolved adversely to us, could adversely affect our liquidity, our results of operations, and/or our financial position.

Critical Accounting Policies

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities. We have identified the policies below as critical to our business operations and the understanding of our results of operations, as they require that management make significant estimates and assumptions. We base these estimates and assumptions upon the best information available to us at the time the estimates or assumptions are made. Our estimates and assumptions could change materially as conditions both within and beyond our control change. Accordingly, our actual results could differ materially from our estimates. The impact and any associated risks related to these policies on our business operations are discussed below. For a more detailed discussion on the application of these and other accounting policies, see the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Warrants and other equity instruments

     We value warrants and other equity instruments issued based on option pricing models, which include estimates of expected volatility in the price of our common stock. These estimates are affected by the historical performance of our common stock. In the event that we experience greater volatility in our common stock, the value of warrants or other equity instruments we issue will be affected, which may require increased interest expense related to detachable warrants issued in connection with financing transactions.

Inventories

     Our inventories consist primarily of electronic components that are subject to obsolescence and variations in market prices. We have adjusted the amount of excess and obsolete inventory based on current and expected sales trends, the number of parts on hand, the current market value for those parts and the viability and potential technical obsolescence of the components. A significant change in any one of these factors would materially affect the amount of reserves we record for excess or obsolete inventories.

Income taxes

     We establish our deferred tax assets and liabilities based on our profits or losses in each jurisdiction in which we operate. We periodically assess the likelihood of realizing our deferred tax assets and adjust the related valuation allowance based on the amount of deferred tax assets that we believe is more likely than not to be realized. We base our judgment of the recoverability of our deferred tax asset primarily on historical earnings, our estimate of current and expected future earnings, prudent and feasible tax planning strategies, and current and future ownership changes. A significant adverse change in any one or several of these factors would materially affect our assessment of the likelihood of recoverability of our deferred tax assets and would impact the amount of tax expense we record.

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

     License fees are generally recognized at the point we have met our obligations under the related license agreement and collection of the fees is probable. In the case of arrangements under which we are obligated to deliver more than one item, we recognize the license fees in accordance with EITF 00-21, “Revenue Arrangements With Multiple Deliverables”. License fees received prior to the point at which the related revenue is recognized are recorded as deferred revenue.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have outstanding debt amounting to $5,075,000 that bears interest at a variable interest rate, based on either prime or LIBOR. An increase of 50 basis points in these reference rates would result in an increase in our annual interest expense of approximately $25,000.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
TeraForce Technology Corporation:

We have audited the accompanying consolidated balance sheets of TeraForce Technology Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of TeraForce Technology Corporation and subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred significant operating losses in 2004, 2003 and 2002, has a working capital deficit, and is experiencing difficulty in generating operating cash flows, all of which raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with respect to these matters are also discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Grant Thornton LLP

Dallas, Texas
March 18, 2005

TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2004 and 2003
(Thousands of dollars, except per share data)

	2004	2003
Assets
Current assets:
Cash and cash equivalents	$3	$165
Accounts receivable, net of allowance of $30 in 2003	150	1,935
Inventories	854	1,595
Prepaid expenses and other current assets	516	537

Total current assets	1,523	4,232

Property and equipment, net	335	378
Investment in affiliate	100	250
Other assets	1,086	488

	$3,044	$5,348

Liabilities and Stockholders’ Deficit

Current liabilities:
Current portion of notes payable	$6,634	$700
Accrued liabilities	2,670	1,686
Accounts payable	584	1,495
Deferred revenue	100	1,550

Total current liabilities	9,988	5,431

Long-term notes payable	1,364	5,909

Other long-term liabilities	—	795

Commitments and contingencies (Notes 10 and 15)

Stockholders’ deficit:
Common Stock, $.01 par value. Authorized 250,000,000 shares, 133,561,425 and 130,837,186 shares issued in 2004 and 2003, respectively	1,336	1,308
Additional paid-in capital	190,525	189,194
Accumulated deficit	(198,582)	(195,702)

	(6,721)	(5,200)

Less 400,474 shares of common stock in treasury -at cost	(1,587)	(1,587)

Total stockholders’ deficit	(8,308)	(6,787)

	$3,044	$5,348

See accompanying notes to consolidated financial statements.

TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations
(Thousands of dollars, except per share data)

	Years ended December 31,
	2004	2003	2002
Net revenue	$9,385	$6,207	$5,036
Cost of revenue	3,634	3,998	3,334

Gross profit	5,751	2,209	1,702

Expenses:
Engineering and development	2,009	2,574	3,065
Selling and administrative	4,981	4,707	5,872
Write-off of receivable from unconsolidated affiliate	–	699	–

	6,990	7,980	8,937

Operating loss	(1,239)	(5,771)	(7,235)

Other income (expense):
Litigation settlement	—	—	6,300
Litigation costs	(50)	(442)	(872)
Share of loss and adjustment to carrying value of unconsolidated affiliate affiliate	(50)	(452)	(582)
Interest expense	(1,560)	(1,847)	(508)
Interest income and other	19	(47)	67

	(1,641)	(2,788)	4,405

Loss from continuing operations	(2,880)	(8,559)	(2,830)

Loss from discontinued operations	—	—	(1,520)

Net loss	$(2,880)	$(8,559)	$(4,350)

Basic and diluted loss per share:
Continuing operations	$(0.02)	$(0.07)	$(0.03)
Discontinued operations	—	—	(0.02)

Net loss per share	$(0.02)	$(0.07)	$(0.05)

Weighted average number of common shares outstanding (thousands)	132,430	119,111	93,581

See accompanying notes to consolidated financial statements.

TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Deficit
Years ended December 31, 2004, 2003 and 2002
(Thousands of dollars)

							Total
			Additional	Accum-			stock-
	Common Stock		paid-in	ulated	Treasury Stock		holders’
	Shares	Par	capital	deficit	Shares	Cost	Deficit
Balances at January 1, 2002	87,088,850	$871	$181,898	$(182,793)	400,474	$(1,587)	$(1,611)
Net loss	—	—	—	(4,350)	—	—	(4,350)
Warrants issued with notes	—	—	307	—	—	—	307
Stock issued in exchange of warrants	2,000,000	20	(20)	—	—	—	—
Private placements of common stock	25,166,668	252	2,768	—	—	—	3,020

Balances at December 31, 2002	114,255,518	1,143	184,953	(187,143)	400,474	(1,587)	(2,634)
Net loss	—	—	—	(8,559)	—	—	(8,559)
Warrants issued with debt financing	—	—	2,019	—	—	—	2,019
Exercise of employee stock options	134,402	1	21	—	—	—	22
Exercise of warrants	300,000	3	33	—	—	—	36
Conversion of subordinated debt	847,266	8	128	—	—	—	136
Stock issued in exchange for debt	2,800,000	28	671	—	—	—	699
Exercise of purchase rights	8,333,333	83	917	—	—	—	1,000
Private placements of common stock	4,166,667	42	452	—	—	—	494

Balances at December 31, 2003	130,837,186	1,308	189,194	(195,702)	400,474	(1,587)	(6,787)
Net loss	—	—	—	(2,880)	—	—	(2,880)
Exercise of employee stock options	36,967	1	6	—	—	—	7
Warrants issued with debt financing	—	—	1,003	—	—	—	1,003
Exercise of warrants	863,067	9	48	—	—	—	57
Conversion of subordinated debt	1,824,205	18	274	—	—	—	292

Balances at December 31, 2004	133,561,425	$1,336	$190,525	$(198,582)	400,474	$(1,587)	$(8,308)

See accompanying notes to consolidated financial statements.

TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years ended December 31, 2004, 2003 and 2002
(Thousands of dollars)

	Years ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(2,880)	$(8,559)	$(4,350)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued settlement obligation	—	—	1,445
Utilization of prepaid services	—	193	807
Depreciation and amortization	221	247	256
Amortization of deferred financing costs	1,026	1,448	72
Amounts related to unconsolidated affiliate	50	1,151	582
Other	(19)	369	(377)
Change in operating assets and liabilities:
Accounts receivable	1,686	(1,362)	415
Inventories	741	758	908
Deferred revenue	(1,450)	1,550	—
Accounts payable and accrued liabilities	(411)	(571)	(730)

Net cash used in operating activities	(1,036)	(4,776)	(972)

Cash flows from investing activities:
Capital expenditures	(156)	(32)	(179)
Investment in temporary cash investments	—	457	(404)
Net proceeds from disposal of discontinued operations	—	—	1,244
Received from unconsolidated affiliate	100	—	—
Software development costs	(9)	(137)	—

Net cash provided by (used in) investing activities	(65)	288	661

Cash flows from financing activities:
Proceeds from issuance of notes payable	1,175	4,046	700
Proceeds from issuance of common stock	—	1,494	3,020
Principal payments on notes payable	(300)	(1,000)	(3,355)
Proceeds from exercise of common stock warrants	57	36	—
Proceeds from exercise of employee stock options	7	22	—

Net cash provided by financing activities	939	4,598	365

Net increase (decrease) in cash and cash equivalents	(162)	110	54
Cash and cash equivalents, beginning of year	165	55	1

Cash and cash equivalents, end of year	$3	$165	$55

See accompanying notes to consolidated financial statements.

TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(1)	Description of Business

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

Prior to 2001 the Company’s optical networking equipment business was conducted primarily through its wholly-owned subsidiary, Intelect Network Technologies Company (“INT”). In August 2001 substantially all of the assets of this company, which related to the OmniLynx product line, were sold to a new entity, Intelect Technologies, Inc. (“ITI”). ITI is owned 88% by an unrelated third party and 12% by the Company at December 31, 2004. The Company also conducted limited development activities related to a new generation of optical networking equipment through a wholly-owned subsidiary, Aegean Networks, Incorporated, from 2001 through the second quarter of 2002.

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

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company’s investment in ITI is accounted for using the cost method of accounting in 2004, prior to 2004 the investment in ITI was accounted for using the equity method of accounting.

TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(continued)

Fair Value of Financial Instruments

The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying values of cash, temporary cash investments, accounts receivable, and accounts payable are reasonable estimates of fair value due to their current maturities. The carrying values of notes payable are reasonable estimates of fair value due to the prevailing interest rates in the notes.

Revenue Recognition

Revenue from product sales is generally recognized upon shipment of products. This is normally the point at which (a) there is persuasive evidence of a sales arrangement, such as a contract or binding purchase order; (b) the product has been delivered to the customer; (c) the price is fixed or determinable; and (d) collection of the resulting receivable is probable. In some cases product is shipped to a customer for evaluation or testing. In such cases, revenue is not recognized until the customer has evidenced intent to purchase the product by issuing a non-cancelable purchase order. Estimated sales returns are recorded in the same accounting period as the related revenues.

Revenue from licensing arrangements is recognized at such time that the Company has delivered all required items and that collection of amounts due the Company are probable, unless earlier recognition of a portion of such amounts is justifiable pursuant to EITF 00-21. At December 31, 2004 and 2003 licensing fee revenue amounting to $100,000 and $1,550,000, respectively, had been deferred.

Inventories

Inventories consist of raw materials, work in progress and finished goods, and are stated at the lower of cost (determined on a first-in, first-out basis) and market.

Property and Equipment

Property and equipment are stated at cost. Property and equipment that in the opinion of management will no longer be utilized in the Company’s operations is valued at the lower of cost and fair value less estimated costs of disposal.

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

TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(continued)

Deferred Financing Costs

A portion of the proceeds from the issuance of convertible debt securities with beneficial conversion features and/or detachable stock purchase warrants is recognized as additional paid-in capital and as a discount to its related debt instrument. The discount related to beneficial conversion features, deferred financing costs in connection with the issuance of debt, and the discount related to detachable stock purchase warrants are amortized over the term of the related debt.

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

Basic Loss Per Common Share

The Company uses the weighted average number of shares outstanding to compute basic loss per share and diluted loss per share. Diluted loss per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding. In 2004, 2003 and 2002 71,663,000;54,000,000 and 18,674,000, potential common shares, respectively, were anti-dilutive and were excluded from the computation of earnings per share.

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

Stock Option Plan

The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. In December 2004, the Financial Accounting Standards Board issued a revision of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”

TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(continued)

(“SFAS No. 123R”). SFAS No. 123R supercedes APB Opinion No. 25 and requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, and recognize that cost over the related service period. SFAS No. 123R is effective for the first interim period beginning after June 15, 2005 and the Company will begin recognizing option expense July 1, 2005.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation, as well as the expected effect of adopting SFAS No. 123R:

	Years ended December 31,
	2004	2003	2002
	($ in Thousands)
Net loss allocable to common shareholders:
As reported	$(2,880)	$(8,559)	$(4,350)
Additional compensation expense	556	693	1,055

Pro forma	$(3,436)	$(9,252)	$(5,405)

Loss per share (basic and diluted):
As reported	$(0.02)	$(0.07)	$(0.05)
Pro forma	$(0.03)	$(0.08)	$(0.06)

Reclassification

Certain prior period balances have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In addition to SFAS No. 123R more fully described above, the FASB issued SFAS No. 151, “Inventory Costs,” which amends ARB 43, Chapter 4, “Inventory Pricing,” to clarify that abnormal amounts of idle facility expense, freight, handling costs, and spoilage should be recognized as current period expenses. Also, SFAS No. 151 requires fixed overhead costs to be allocated to inventory based on normal production capacity. SFAS No. 151 is effective for inventory costs incurred in fiscal years beginning after June 15, 2005. The Company does not expect a material effect from adoption of this pronouncement.

(3)	Liquidity Matters

The Company has incurred significant operating losses in 2004, 2003 and 2002; however, the amount of these losses has decreased in each of those years. The Company’s operating losses have been funded over the past three years with the proceeds from the sale of debt and equity securities, proceeds from borrowings, proceeds from the sale of assets and, in 2002, with proceeds from the settlement of certain litigation. In the first quarter of 2005 the Company raised additional capital through a series of borrowing transactions (see Note 5 ). Management expects net revenue to increase in 2005 and as a result that it will generate cash from operating activities during 2005. Additionally, the Company has a working capital deficit, which management expects will be rectified with the anticipated increase in net revenue. There can be no assurance, however, that net revenue will increase or will increase to the extent anticipated and that the Company will generate sufficient cash from operating activities.

TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(continued)

In addition the Company has significant obligations that are due in 2005. The Company believes that it will be able to negotiate modifications to these obligations that will extend the terms beyond 2005 or that the obligations can be otherwise refinanced; however, there can be no assurance that this will be accomplished.

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

In the third quarter of 2002 the Company reached an agreement in principle regarding certain indemnification obligations to Savage Sports Corporation (“Savage Sports”). Under the agreement, the Company agreed to pay Savage Sports a total of $1,575,000 over a four-year period. Also under the agreement, Savage Sports will fund the cost of insurance programs that are expected to respond to any other such claims that may arise. The Company recorded a charge of $1,520,000 related to this matter in the third quarter of 2002 as a loss from discontinued operations. At December 31, 2004 $1,000,000 is payable under this arrangement.

(5)	Subsequent Events (unaudited)

In January 2005, DCS entered into an additional $550,000 borrowing agreement with FirstCapital Bank (“FirstCapital”), bringing the total amount available under the agreements to $1,725,000 (see Note 9). Borrowings under the agreements were secured by the assets of DCS, the guaranty of the Company and by guaranties provided by seven private investors, including one of our then directors. As consideration for providing the guaranties for the additional amount, the private investors received conversion rights under which they could purchase 3,437,500 shares of the Company’s common stock for $550,000 in cash, the proceeds of which must be used to repay and retire the FirstCapital facilities. In addition, the private investors received warrants to purchase 6,875,000 shares of our common stock at $0.17 per share.

In March 2005 the Company determined to restructure and expand these borrowing facilities in order to provide additional working capital. DCS entered into a $2,750,000 revolving credit facility with Encore Bank (“Encore”). Initial proceeds of $1,725,000 were used to repay amounts outstanding under the FirstCapital facilities and those facilities were terminated. After retirement of the FirstCapital facilities, approximately $1,000,000 of borrowing capacity remained under the Encore facility. Borrowings under the facility bear interest at prime plus 50 basis points, payable monthly. All amounts outstanding under the facility are due March 14, 2006. The facility is secured by the assets of DCS, the guaranty of the Company, the stock of DCS and by limited guaranties provided by the same seven private investors involved in the FirstCapital transactions. The loan agreement with Encore Bank places certain restrictions on DCS including restrictions related to the sale of assets, the incurrence of debt, the granting of liens and changes in management. In addition, the bank may accelerate the maturity of amounts outstanding under the agreement in certain circumstances, including the insolvency of DCS, the Company or one of the guarantors, the death of one of the guarantors, the default of other debt of the Company or the guarantors or the imposition of a judgment in excess of $50,000 against any of the parties.

TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(continued)

In connection with providing the guaranties for the Encore Bank arrangements, the Company and DCS have entered into a Reimbursement Agreement with the private investors. Under the new Reimbursement Agreement all the prior reimbursement agreements related to the FirstCapital facilities were terminated. Accordingly, prior conversion rights for the purchase of 9,965,278 shares of common stock were cancelled and previously issued warrants for the purchase of 15,937,500 shares of common stock were cancelled. Pursuant to the new Reimbursement Agreement the Company and DCS have agreed to reimburse the guarantors for any amounts they may incur related to the guaranties. Any such obligations are due 30 days after demand and bear interest at prime plus 2%. The Company has also agreed to use our best efforts in arranging for the guarantors to acquire the note and collateral held by Encore in the event of a default under the Encore agreement. As consideration for providing the guaranties the Company granted to the private investors conversion rights to purchase 13,750,000 shares of our common stock for $2,750,000 in cash. The proceeds from this conversion must be used to repay amounts outstanding under the Encore facility and to retire or reduce the amount available under the facility and therefore subject to the guaranties. In addition the Company has issued to the private investors warrants to purchase 27,500,000 shares of our common stock. The warrants have an exercise price of $0.10 and may be exercised any time through March 31, 2010.

Concurrently with the Encore transaction, the Company entered into a $500,000 convertible note agreement with a private investor. The terms of this agreement are substantially identical to the Encore Bank agreement, except that the Company rather than DCS is the borrower. The $500,000 note may be converted into 2,500,000 shares of our common stock at the option of the holder, the same conversion rate as in the Reimbursement Agreement discussed above. In addition, the Company has issued a warrant to this investor for the purchase of 5,000,000 shares of our common stock. The warrant has terms essentially identical to the warrants issued pursuant to the Reimbursement Agreement.

The Company has entered into Registration Rights Agreements with the private investors under the Encore transaction and the convertible note. Under these agreements the Company has agreed to file a registration statement for the resale of the common stock to be issued upon exercise of the conversion rights and the warrants, no later than May 31, 2005, and to use its best efforts to have the registration statement declared effective by the SEC as soon as practicable thereafter.

In March 2005 the Company reached an agreement in principal with Bank One NA (“Bank One”) and the private investor that provides the letter of credit that secures the Bank One facility to extend the maturity of the facility to April 30, 2006, from April 30, 2005 (see Note 9). These arrangements have not been concluded and there is no assurance that they will be completed by the scheduled maturity of the facility. In return for extending the letter of credit underlying the Bank One facility as discussed below, the Company has agreed in principal to adjust the exercise price of previously issued warrants for the purchase of 6,500,000 shares of common stock to $0.133 per share, from $0.29 and $0.55 per share, and to extend the expiration period to April 30, 2007, from April 30, 2006.

As of December 31, 2004, $2,860,000 in principal amount of the Company’s 12% Convertible Subordinated Notes (the “12% Notes”) was outstanding. Of this amount, an aggregate of $250,000 is held by two related parties, including one of the Company’s officers and one of the Company’s directors. The 12% Notes mature June 30, 2005. In March 2005 the Company proposed to the holders of the 12% Notes to extend the maturity of the notes to June 30, 2006 and to provide that accrued interest due June 30, 2005 may be paid in shares of our common stock, at Company’s election, at the rate of $0.133 per share. In return for these amendments, the Company has proposed to issue additional warrants and to extend the maturity of existing warrants to June 30, 2007, from June 30, 2006. If all holders of the 12% Notes accept this proposal the Company would issue additional warrants for the purchase of approximately 2,300,000 shares of our

TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(continued)

common stock. There is no assurance that the proposed amendments will be accepted by all holders of the 12% Notes, or that the proposed modifications will be completed.

Pursuant to the terms of the underlying Note Agreement, the conversion rate of the 12% Notes is subject to adjustment in certain circumstance. As a result of the Encore and convertible note financing, the conversion rate for the 12% Notes has decreased to $0.133 per share from $0.16 per share. Accordingly, these notes may be converted into approximately 21,128,000 shares of our common stock. In connection with the issuance of the 12% Notes in 2003, the holders were also issued warrants for the purchase of the Company’s common stock. As of March 15, 2005, warrants for the purchase of approximately 2,956,000 shares of common stock remain outstanding. As a result of the recent financing transactions discussed above and the anti-dilution provisions of the warrants, the exercise price of these warrants has decreased to $0.133 from $0.16. In addition, the number of shares issuable upon exercise of the warrants has increased to approximately 3,556,000.

(6)	Investment in Affiliate

On August 30, 2001 the Company completed the sale of essentially all of the assets related to the OmniLynx product line to ITI, which is a corporation owned by Singapore Technologies Electronics Ltd. (“STE”) and the Company. Concurrent with the sale of the assets the Company contributed $1,250,000 to ITI for its 33% equity interest. The Company has minority board of director representation in ITI and exercises no day-to-day control over the operations of ITI; therefore, the Company accounts for its equity interest using the equity method of accounting. In February 2003 STE purchased additional shares of ITI common stock for $1,500,000. Subsequent to this transaction the Company owned approximately 22% of ITI’s common stock.

At December 31, 2003 the Company had reached an agreement in principle with a third party to sell all of its ITI common stock and settle all amounts due from and to ITI for a cash payment of $250,000. Accordingly, the Company wrote-off its receivable from ITI and reduced the amount of its investment in ITI to $250,000. This agreement was never consummated and in 2004 the Company and ITI settled all obligations to one another pursuant to a transition services agreement with the payment of $50,000 to the Company. Concurrently, the Company sold one-third of its interest in ITI to an officer of ITI for $50,000 cash, reducing the Company’s interest in ITI to approximately 12%. The Company reduced the carrying value of its investment by the $100,000 in proceeds received from both of these 2004 transactions and recorded a charge of $50,000 to further reduce the carrying value to $100,000.

(7)	Inventories

The components of inventories are as follows (in thousands):

	December 31,
	2004	2003
Raw materials	$554	$949
Work in progress	7	304
Finished goods	293	342

Total	$854	$1,595

TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(continued)

(8)	Property and Equipment

Property and equipment are summarized as follows (in thousands):

	December 31,
	2004	2003
Machinery and equipment	$1,177	$1,072
Computer equipment	344	304
Software	399	388
Furniture and fixtures	144	144
Leasehold improvements	101	101

	2,165	2,009

Less:
Accumulated depreciation and amortization	(1,830)	(1,631)

Total	$335	$378

(9)	Notes payable

Notes payable consist of the following (in thousands):

	December 31,
	2004	2003
Guaranteed bank facility (A)	$3,900	$4,200
12% convertible subordinate notes (B)	2,860	3,130
Subsidiary revolving credit facility(C)	1,175	—
Other (D)	289	100

	8,224	7,430
Amount due within one year	(6,634)	(700)
Unamortized discount	(226)	(821)

Amount due after one year	$1,364	$5,909

(A) The facility is a revolving credit agreement with Bank One originally entered into in June 2003 and provides for borrowings of up to $3,900,000 on a revolving basis. All amounts outstanding under this facility are due April 27, 2005. Interest is payable monthly at LIBOR plus 1.75% (2.4% at December 31, 2004). This facility is secured by a $4,200,000 letter of credit provided by a private investor.

In March 2004, this credit facility was amended to provide for a maturity of April 30, 2005 and reduction in the maximum available borrowings by $300,000 on June 30, 2004 and December 31, 2004, respectively. The letter of credit securing the facility was extended to reflect the increased maturity. As consideration for this extension, the Company issued warrants to the private investor. The warrants provide for the purchase of 3,250,000 shares of the Company’s common stock at a price of $0.29 per share and 3,250,000 shares of the Company’s common stock at a price of $0.55 per share. The warrants are exercisable at any time through April 30, 2006. The fair value of these warrants is approximately $190,000 using the Black-Scholes pricing model. This amount will be amortized over the term of the loan and included in interest expense. The $300,000 reduction in the facility was made in June 2003, and in December 2004 and March 2005 the facility was further modified to eliminate the reduction scheduled for December 31, 2004. The Company has reached an agreement in principal to extend the maturity of the facility to April 30, 2006 (see Note 5).

TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(continued)

In connection with the letter of credit and guaranty of the above facility, the Company entered into reimbursement agreements with the private investor providing the security. The agreement provides that the Company will reimburse the securing party for any costs associated with the letters of credit and guaranty, including any amounts which the party may be required to fund to the bank. The Company has agreed to grant a security interest in certain accounts receivable and inventories in the event they must fund amounts to the bank. In addition, the Company has agreed not to pledge certain of its assets or to incur certain indebtedness in excess of $1,000,000 without the consent of the securing party. As consideration for initially providing this security, the Company issued warrants for the purchase of the Company’s common stock to the securing party and amended certain other warrants previously held by the party. The new and amended warrants provide for the purchase of up to 2,790,000 shares of the Company’s common stock at a price of $0.12 per share. The fair value of the new warrants and the amendment to the existing warrants is approximately $190,000 using the Black-Scholes pricing model. This amount is being amortized over the term of the loans and is included in interest expense.

(B) In July and August 2003, the Company issued $3,010,000 in principal amount of 12% convertible subordinated notes in a private placement to qualified investors and an aggregate of $250,000 in principal amount of such notes to each of an officer and a director, both related parties. The purchasers of the notes also received warrants to purchase 2,037,500 shares of the common stock at $0.16 per share. Net proceeds to the Company, after paying commissions to the placement agent and legal costs, amounted to approximately $3,059,000 which was used for working capital. The Company also issued warrants for the purchase of 1,881,250 shares of common stock to the placement agent for the notes. The Company has valued the warrants issued in this transaction at approximately $258,000 using the Black-Scholes pricing model. This amount and a beneficial conversion feature in the amount of approximately $870,000 have been recorded as discount on debt.

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

TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(continued)

A note holder may convert any or all of the principal and accrued interest of his Notes into shares of common stock at any time. The number of shares of common stock issuable upon conversion shall be determined by dividing the outstanding indebtedness and accrued interest to be converted by the conversion price in effect at the time of conversion. The initial conversion price of the Notes is $0.16 per share. The conversion price is subject to anti-dilution provisions and therefore may be adjusted from time to time upon the occurrence of certain events (see Note 5).

The number of shares to be issued upon exercise of the warrants issued to the purchasers of the notes and the placement agent is subject to anti-dilution provisions and therefore may be adjusted from time to time. The exercise price of the warrants is equal to the conversion price of the notes upon the closing of the offering, which was $0.16 per share. The initial exercise price is subject to anti-dilution provisions and therefore may be adjusted from time to time upon the occurrence of certain events (see Note 5). The warrants may be exercised at the option of the holder at any time prior to their expiration. The warrants will expire four years after their issuance.

As of December 31, 2004 notes with a principal amount of $400,000 had been converted into common stock. In March 2005 the Company proposed certain modifications to the notes, including the extension of the maturity date (see Note 5).

(C) In July 2004 and October 2004, the Company and DCS entered into revolving line of credit agreements with First Capital Bank, SSB (“FirstCapital”) that provided for borrowings of up to $1,175,000.

This working capital facility was secured by the accounts receivable, inventory, fixed assets and intellectual property of DCS, the guaranty of the Company and by limited guaranties provided by seven private investors, including one of the Company’s directors. As consideration for providing the guaranties that secure the facility, the Company has entered into a Reimbursement Agreement with the guarantors. The Reimbursement Agreement provides that the Company will reimburse the investors for any amounts that they may be required to reimburse the bank pursuant to the guarantees. Pursuant to the Reimbursement Agreement and related agreements, the investors have the right to purchase up to 6,527,777 shares of the Company’s common stock for $1,175,000 in cash, the proceeds of must be used to repay amounts outstanding under the facility and provide for the release of the guaranties. In addition, the investors received warrants to purchase an aggregate of 9,062,500 shares of the Company’s common stock at a price of $0.20 and $0.21 per share. The warrants may be exercised at any time through October, 2008. The Company has valued the warrants at approximately $642,000, using the Black-Scholes pricing model. This amount and a beneficial conversion feature in the amount of approximately $170,000 related to the purchase rights have been recorded as deferred financing costs.

In January 2005 the agreements with FirstCapital were extended to provide for borrowings of up to $1,725,000. In March 2005 the Company entered into a new revolving credit agreement and the FirstCapital facilities were repaid and terminated (see Note 5).

(D) Consists of the following:

•	$100,000 note payable to an officer and director, a related party, under a demand note bearing interest of prime plus 3%. This note may be converted into common stock at the option of the holder at the rate of $1.00 per share.

TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(continued)

•	$189,000 payable to Zurich American Insurance Company (“Zurich”) (see Note 15). The note is due August 2006 and bears interest at 7%, payable quarterly. It is secured by warrants to purchase common stock of the Company.

(10)	Commitments

Leases –

The Company leases office space and certain equipment under leases expiring at various dates through 2008. Rental expense under operating leases was approximately $298,000, $591,000, and $791,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

Future minimum commitments as of December 31, 2004 under operating leases are as follows (in thousands).

Years ending December 31,
2005	257
2006	242
2007	233
2008	227
2009 and thereafter	19

Total minimum lease payments	$978

As of December 31, 2004 the Company had outstanding non-cancelable purchase orders totaling approximately $206,000 related to the purchase of components and sub-assemblies.

(11)	Employee Benefit Plans

The Company sponsors defined contribution 401(k) plans for substantially all employees. Pursuant to the plans, employees may request the Company to deduct and contribute amounts from their salary on a pre-tax basis. Employee contributions are subject to certain limitations and the Company may make matching contributions, at its discretion. The Company may also make discretionary contributions in addition to matching contributions. Company contributions vest ratably over periods of four to five years, beginning in the second or first year of employment, respectively. Company contributions to the plans were $80,000, $91,000 and $136,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(continued)

(12)	Income Taxes

The difference between the actual income tax benefit and the benefit computed by applying the statutory corporate income tax rate of 34% to pretax losses from continuing operations is attributable to the following (in thousands):

	Years ended December 31,
	2004	2003	2002
Computed expected tax benefit	$(979)	$(2,910)	$(1,479)
Increase in valuation allowance	935	1,487	(168)
Non-deductible expenses	334	535	222
Other	(290)	888	1,425

Tax expense	$—	$—	$—

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003 are as follows (in thousands):

	December 31,
	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$60,060	$58,406
Accounts receivable	—	163
Inventories	169	259
Accrued liabilities	881	1,267
Alternative minimum tax and other credit carryforwards	38	38
Other	(110)	(30)

	61,038	60,103
Less valuation allowance	(61,038)	(60,103)

Deferred tax assets	—	—
Deferred tax liabilities	—	—

	$—	$—

At December 31, 2004, the Company had federal operating loss carryforwards of approximately $176,309,000. Following is a summary of the carryforwards and the expiration dates as of December 31, 2004 (in thousands):

Amounts	Expiration Dates
$3,454	2007
$6,216	2008
$1,972	2009
$4,118	2010
$160,549	2011 and after

     As a result of the issuances of common stock and warrants to purchase common stock from various financing transactions, the Company may experience a “change in control,” as defined, and as a result certain limitations on the utilization of these net operating loss carryforwards may be experienced by the Company.

TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(continued)

(13)	Warrant Issuances and Conversion Rights

The Company has issued various series of warrants in connection with debt and equity financings, and as compensation for investment banking and other services. As of December 31, 2004 there were outstanding warrants to purchase 36,729,576 shares of the Company’s common stock as follows:

Shares Subject to Warrants	Exercise Price	Expiration Date
948,517	$0.01	2006
3,190,000	$0.12	2005-2006
13,916,668	$0.15	2007
3,111,891	$0.16	2007
6,666,667	$0.20	2010
2,395,833	$0.21	2008
3,250,000	$0.29	2006
3,250,000	$0.55	2006

36,729,572	$0.21

All of the warrants outstanding above are currently exercisable. In 2004 and 2003, warrants for the purchase of 480,000 and 300,000 shares of common stock, respectively, were exercised, resulting in net proceeds to the Company of approximately $57,000 and $36,000, respectively. In 2004 warrants for the purchase of approximately 807,000 shares were exercised on a cashless basis, resulting in the issuance of approximately 383,000 shares of common stock. Also in 2004, warrants for the purchase of 349,000 shares expired without being exercised. Subsequent to December 31, 2004, the Company granted warrants to purchase 32,500,000 common shares of stock in connection with various financing transactions (see Note 5).

As of December 31, 2004 there were outstanding conversion rights for the issuance of 24,402,777 shares of the Company’s common stock as follows (see Note 9):

Shares Subject to		Amount of
Conversion Rights	Conversion Price	Underlying Debt
17,875,000	$0.16	$2,860,000
6,527,777	$0.18	$1,175,000
24,402,777	$0.17	$4,035,000

The issuance of warrants during the three-year period ended December 31, 2004 is as follows:

2004

In April 2004 the Company issued warrants for the purchase of 3,250,000 shares of common stock with an exercise price of $0.29 per share and 3,250,000 shares of common stock with an exercise price of $0.55 per share in connection with the extension of a credit facility. These warrants expire April 30, 2006. In connection with the same transaction the Company amended warrants for the purchase of 2,790,000 shares of common stock to extend the exercise period from October 31, 2004 to April 30, 2006 (see Note 9). In March 2005 the Company proposed to further modify these warrants in connection with an additional amendment to the related credit facility (see Note 5).

In July 2004 and December 2004 the Company issued warrants for the purchase of a total of 2,395,833 shares of common stock in connection with a $575,000 credit facility. The warrants have an exercise price

TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(continued)

of $0.21 per share and expire on July 31, 2008. In October 2004 the Company issued warrants for the purchase of 6,666,667 shares of common stock in connection with a $600,000 credit facility. The warrants have an exercise price of $0.20 per share and expire October 30, 2010 (see Note 9). In March 2005 these warrants were cancelled in connection with a subsequent financing transaction (see Note 5).

2003

In March 2003 the Company issued warrants for the purchase of 4,333,333 shares of common stock in connection with a private placement of common stock. The Company also issued warrants for the purchase of 9,583,333 shares of common stock in connection with a debt financing transaction. All of these warrants expire in March 2007 and have an exercise price of $0.15 per share.

In July and August 2003 the Company issued warrants for the purchase of a total of 3,918,750 shares of common stock in connection with the issuance of its 12% Convertible Subordinated Notes Due June 2005 (see Note 9). These warrants expire in June 2006 and have an exercise price of $0.16 per share.

2002

In April 2002 warrants for the purchase of 26,017,308 shares of common stock were returned to the Company and cancelled in exchange for the issuance of 2,000,000 shares of common stock. These warrants had an exercise price of $0.75 per share and stated expiration dates ranging from 2002 to 2004.

In October 2002 the Company issued warrants for the purchase of 400,000 shares of common stock at $0.12 per share exercisable through September, 2005 and amended certain other warrants for the purchase of an aggregate of 780,000 shares of common stock to reduce the exercise price from $0.75 per share to $0.12 per share. The amended warrants expired in 2003 and 2004. These transactions were in connection with the sale of 16,666,668 shares of common stock in a private placement, the proceeds of which were used to repay $2,000,000 in notes payable (see Note 9).

In connection with the restructuring and extension of certain notes payable, the Company in December 2002 issued warrants for the purchase of 960,000 shares of common stock at $0.12 per share through October, 2004. In connection with this transaction the Company also amended warrants for the purchase of an aggregate of 1,830,000 shares of common stock to provide for an exercise price of $0.12 per share. These warrants, which expired in 2003 and 2004, previously had exercise prices of from $0.20 per share to $0.80 per share (see Note 9).

(14)	Employee Stock Option Plan

In 1995, the Company adopted a stock option plan (the “Plan”) pursuant to which the Company’s Board of Directors may grant stock options to directors, officers and key employees. The Plan, as amended, authorizes grants of options to purchase shares of common stock up to the greater of (i) a number of shares equal to 12% of the fully diluted shares, as defined in the Plan, outstanding from time to time and (ii) 21,000,000. The exercise price for stock options granted may range from 75% to 110% of the fair market value of the shares on the date of grant. All stock options have 10-year terms and vest and become fully exercisable according to schedules determined by the Board of Directors, generally one-third on each of the first three anniversaries of the date of grant. At December 31, 2004, there were approximately 1,630,000 shares available for grant under the Plan.

TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(continued)

The weighted-average fair value per share of stock options granted during 2004, 2003 and 2002 was $0.20, $0.09 and $0.16, respectively, on the dates of grants. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted-average assumptions:

	Years ended December 31,
	2004	2003	2002
Expected dividend yield	0%	0%	0%
Stock price volatility	50%	72%	130%
Risk free interest rate	2.5%	2.5%	2.6%
Expected option term	3 years	3 years	7 years

Stock option activity during the periods indicated was as follows:

	Years ended December 31,
	2004	2003	2002
Number of options:
Outstanding, beginning of period	12,583,337	10,766,000	6,268,468

Granted	4,700,000	3,170,000	5,621,500
Exercised	(36,967)	(134,402)	—
Canceled	(187,818)	(1,218,261)	(1,123,968)

Outstanding, end of period	17,058,552	12,583,337	10,766,000

Weighted average exercise price:
Outstanding, beginning of period	$0.48	$0.59	$1.15
Granted	$0.20	$0.19	$0.16
Exercised	$0.17	$0.16	$—
Canceled	$0.74	$0.73	$1.58
Outstanding, end of period	$0.41	$0.48	$0.59

At December 31, 2004, 2003 and 2002, the number of options exercisable was 13,629,691, 9,508,553 and 7,537,222, respectively, and the weighted-average exercise price of those options was $0.45, $0.57 and $0.95, respectively.

TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(continued)

Additional information with respect to options outstanding at December 31, 2004 is as follows:

	Options outstanding			Options exercisable
	Weighted
	average		Weighted		Weighted
	remaining	Option	average	Option	average
Exercise prices	contractual	shares	exercise	shares	exercise
per share	life	outstanding	price	exercisable	price
$0.160-$0.183	7.74	5,711,500	$0.177	5,208,163	$0.168
$0.184-$0.531	8.66	8,029,552	$0.232	5,104,028	$0.247
$0.532-$3.156	4.96	3,317,500	$1.224	3,317,500	$1.224

		17,058,552		13,629,691

(15)	Contingencies

In December 2003 the Company settled a lawsuit that was pending against the Company and certain former and current officers and directors in the U. S. District Court for the Northern District of Texas. The complaint alleged that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by making false and misleading statements concerning the Company’s reported financial results during the period, primarily relating to revenue recognition, asset impairment and capitalization issues. In August 2004 the settlement was completed and the case was dismissed. Pursuant to the settlement arrangement the Company made payments aggregating approximately $189,000 to the plaintiffs in the case, which brings the cumulative costs to for this matter to approximately $2,100,000.

Zurich American Insurance Company (“Zurich”) provides excess liability coverage of up to $3,000,000, for amounts in excess of $2,000,000 related to this matter. The Company does not believe that the total costs related to this matter invokes the coverage provided by Zurich. Nonetheless, Zurich agreed to advance the settlement payments to the Company. The amounts advanced are evidenced by a note payable to Zurich, payable in two years and will bear interest at 7% per annum, payable quarterly. The note is secured by warrants to purchase shares of our common stock.

Reliance Insurance Company (“Reliance”) provides the primary $2,000,000 of insurance coverage for this matter. Reliance has been ordered liquidated by the insurance commissioner of the State of Pennsylvania. We have previously received $300,000 from the Texas Property and Casualty Guaranty Association related to this claim. In March 2005 the Company received a Notice of Determination from the Reliance estate indicating the allowance of its claim in the amount of approximately $1,612,000. The Company does expect some recovery pursuant to this claim, however, the amount of such recovery cannot be estimated at this time and there is no assurance as to any recovery. In addition, the timing of any recovery is uncertain and could be a matter of years. Accordingly, the Company has not reflected any such recovery in our financial statements.

The Company is contingently liable for certain potential claims that arise out of Savage Arms, Inc., a manufacturer of sporting bolt action rifles (“Savage Arms”). The Company sold Savage Arms to the Savage Sports Corporation (Savage Sports), and pursuant to the Stock Purchase Agreement executed on October 3, 1995, agreed to indemnify Savage Sports for certain product liability claims, environmental clean-up costs and other contractual liabilities, including certain asserted successor liability claims, that Savage Sports incurred because of Savage Arms.

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

In March 2002, the Company entered into an agreement with LaBarge, Inc. (“LaBarge”) for the development and manufacture of a “conduction cooled” version of a certain model of our VQG4 product. In February 2003, the Company terminated the contract because of LaBarge’s failure to fully perform under the contract. Subsequent to February 2003, the Company engaged in a series of discussions with LaBarge regarding the settlement of outstanding issues, including claims of monies owed. We were unable to resolve these issues and in October 2003 litigation was commenced by LaBarge in the Circuit Court of the County of St. Louis in the State of Missouri. In these proceedings LaBarge alleged that the Company improperly terminated the contract and sought recovery of costs and lost profits amounting to approximately $700,000. The Company alleged that LaBarge breached the contract and sought recovery of amounts previously paid to LaBarge, costs incurred resulting from the breach and lost profits. Such items aggregate in excess of $1,000,000.

In February 2005 the Company and LaBarge settled these matters and the litigation was dismissed. Pursuant to the settlement agreement LaBarge paid the Company $100,000 in cash and delivered to the Company component inventory that had been acquired in connection with the contract. The original cost of these components aggregated approximately $336,000.

(16)	Segments of Business and Geographic Areas

The Company operates in one business segment, defense electronics, formerly referred to as digital signal processor (or DSP), in which the Company provides state-of-the-art digital processing products to product manufacturers and application developers. Prior to 2002 the Company was also actively engaged in the design, production and sale of optical networking equipment. Substantially all the assets of this business were sold in 2001 to an entity in which the Company retains a minority interest (see Note 6).

Sales to external customers by geographic region are as follows (in thousands):

	Years ended December 31,
	2004	2003	2002
United States	$9,303	$5,324	$4,853
Other	82	883	183

Total	$9,385	$6,207	$5,036

(17)	Related Party Transactions

In August 2003 the Company issued 12% Convertible Subordinated Notes Due June 2005 with an aggregate principal balance of $250,000 to an officer and a director in satisfaction of cash advances of the same amount that they had made to the Company (see Note 9).

TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(continued)

In 2003 a director of the Company provided a guaranty in the amount of $150,000 as partial security for a revolving credit agreement with a bank. The director received conversion rights entitling him to purchase 1,250,000 shares of common stock at a price of $0.12 per share and warrants to purchase 1,666,667 shares of common stock at a price of $0.15 per share. In November 2003 the director, along with the other guarantors, exercised his conversion rights and purchased 1,250,000 shares of common stock for $150,000 cash. The proceeds were used to repay amounts outstanding under the guaranteed bank facility.

In 2004 the same director provided guaranties aggregating approximately $284,000 as partial security for credit agreements with FirstCapital (See Note 9). The director received conversion rights entitling him to purchase 1,166,667 shares of common stock for $210,000 and warrants to purchase 1,638,890 shares of common stock at $0.21 and $0.20 per share.

(18)	Significant Customers and Concentration of Credit Risk

In 2004 four customers accounted for 36%, 16%, 12% and 10%, respectively of consolidated net revenues. In 2003 four defense electronics customers accounted for 19%, 18%, 16% and 11%, respectively, of consolidated net revenues. In 2002 three defense electronics customers accounted for 37%, 17% and 11%, respectively, of consolidated net revenues.

The Company is subject to credit risk through trade receivables. The Company’s customers are generally large prime or subcontractors that are involved in providing products and services to agencies of the United States. Sales terms are normally 30 to 45 days from date of shipment.

(19)	Supplemental Disclosure of Cash Flow Information

	Years ended December 31,
	2004	2003	2002
	(in thousands)
Cash paid during the period for:
Interest	$442	$185	$341

Noncash Financing and Investment Transactions

During the years ended December 31, 2004, 2003 and 2002 the Company recorded the following non-cash financing transactions:

2004:

The Company issued approximately 383,000 shares of common stock upon the exercise of warrant on a cashless basis (see Note 13).

2003:

The Company issued 2,800,000 shares of common stock in exchange for the cancellation of a note payable with outstanding principal and interest totaling approximately $699,000.

2002:

The Company issued 2,000,000 shares of common stock in exchange for warrants to purchase of total of 26,018,308 shares of common stock (see Note 13).

TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(continued)

(20)	Valuation and Qualifying Accounts

		Additions	Additions
	Balance at	charged to	charged to		Balances
	beginning	costs and	other		at end
	of period	expenses	accounts	Deductions	of period
	(In thousands)
Allowance for doubtful accounts:
For the year ended December 31, 2004	$30	$–	$–	$30	$–
For the year ended December 31, 2003	$–	$30	$–	$–	$30
For the year ended December 31, 2002	$1,606	$46	$–	$1,652	$–

Inventory reserve:
For the year ended December 31, 2004	$545	$120	$–	$384	$281
For the year ended December 31, 2003	$550	$–	$–	$5	$545
For the year ended December 31, 2002	$300	$270	$–	$20	$550

TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements
(concluded)

(21)	Quarterly Information (Unaudited)

	Quarter ended:
	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
Year ended December 31, 2004:
Net revenue	$4,607	$2,368	$1,439	$971
Gross profit	$3,726	$1,205	$470	$350
Net income (loss)	$1,587	$(1,107)	$(1,559)	$(1,801)
Net income (loss) per share	0.01	(0.01)	(0.01)	(0.01)

Year ended December 31, 2003:
Net revenue	$953	$1,385	$1,699	$2,170
Gross profit	$273	$408	$591	$937
Net income (loss)	$(2,191)	$(1,887)	$(2,659)	$(1,822)
Net income (loss) per share	(0.02)	(0.02)	(0.02)	(0.01)

Year ended December 31, 2002:
Net revenue	$1,630	$1,659	$718	$1,029
Gross profit	$871	$699	$93	$39
Income (loss) from continuing operations	$4,784	$(2,067)	$(2,554)	$(2,993)
Loss from discontinued operations	$–	$–	$1,520	$–
Net income (loss)	$4,784	$(2,067)	$(4,074)	$(2,993)
Net income (loss) per share	0.06	(0.02)	(0.05)	(0.03)

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

ITEM 9B – OTHER INFORMATION

     None.

PART III

ITEM 10 – DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding our directors and executive officers is set forth below. The executive officers of the Company are elected by the Board of Directors.

Name	Age	Office and Employment During Last Five Years
Herman M. Frietsch	65	Chairman of the Board since 1989, Chief Executive Officer since February 1997, Director since 1988, Executive Chairman from October 1995 to February 1997.

Robert P. Capps	51	Executive Vice President, Chief Financial Officer, Treasurer and Secretary of the Company since August 1999; Prior to joining the Company, Mr. Capps was Executive Vice President and Chief Financial Officer of Dynamex, Inc. from 1996 to 1999 and Executive Vice President and Chief Financial Officer of Hadson Corporation from 1986 until 1996. Mr. Capps is also a director of Mitcham Industries, Inc.

R. Eugene Helms	54	Executive Vice President, and Corporate Development Officer of the Company, Vice President and Chief Technology Officer since June 1996; President and Chief Executive Officer of DNA Computing Solutions, Inc. (a subsidiary of the Company) since January 2003; President and Owner of TeleSolutions Inc., a consulting firm, from

Name	Age	Office and Employment During Last Five Years
		January 1990 to 1996; Vice President, Engineering of Mizar, Inc., a DSP products manufacturer, from March 1994 to October 1995.

Prinz Anton von Liechtenstein	64	Director. Mr. Liechtenstein is a private investor and has been so for the past five years. Mr. Liechtenstein has been a director of the Company since 1980. He is Chairman of the Stock Option Committee, Chairman of the Compensation Committee and serves as a member of the Audit Committee.

David H. Yedwab	58	Director. Mr. Yedwab is Executive Vice President of the Eastern Management Group, a management-consulting firm, since 1987. Mr. Yedwab has been a director of the Company since July 2000 and serves as a member of both the Audit Committee and the Compensation Committee.

     We maintain a Code of Ethics that is applicable to all of our officers, directors and employees. A copy of our Code of Ethics is available on the Investor Relations section of our website, www.teraforcetechnology.com.

Audit Committee Financial Expert

     Robert E. Garrison II resigned from our Board of Directors effective March 14, 2005. Mr. Garrison was the chairman of the audit committee of our Board of Directors and was an “audit committee financial expert”. None of the current members of the audit committee meet the definition of an “audit committee expert” as defined in Item 401(h) of Regulation S-K promulgated by the Securities and Exchange Commission. We intend to retain an audit committee financial expert to serve on our audit committee but have not yet done so. We believe the current members of our audit committee have sufficient knowledge and experience in financial affairs to effectively perform their duties.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires directors, executive officers and beneficial owners of more than 10% of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and of any of our equity securities. Based solely upon our review of the copies of such forms received by us, we believe that all such reports were submitted on a timely basis during the year ended December 31, 2004.

ITEM 11 – EXECUTIVE COMPENSATION

          Summary Compensation Table

The following table summarizes annual and long-term compensation for each of the last three fiscal years to Herman M. Frietsch, Chief Executive Officer of the Company, and the other two most highly compensated executive officers of the Company who were serving at December 31, 2004 and who received more than $100,000 in salary and bonus during the last fiscal year ended December 31, 2004 (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Annual Compensation
				Long-Term
Compensation Awards (1)
					Securities
				Other	Underly-
				Annual	ing	All other
Name and Principal	Fiscal			Compen-	Options/	Compen-
Positions	Year	Salary ($)	Bonus ($)	sation ($)	SARS (#)	sation $ (2)

Herman M. Frietsch	2004	290,000	—	—	1,250,000	15,274
Chairman and Chief	2003	290,000	—	—	717,454	14,073
Executive Officer	2002	290,000	—	—	1,500,000	9,555

Robert P. Capps	2004	205,000	—	—	650,000	16,306
Executive Vice President,	2003	205,000	—	—	309,157	14,890
Chief Financial Officer,	2002	205,000	—	—	650,000	9,318
Treasurer and Secretary

R. Eugene Helms	2004	225,000	—	—	800,000	19,301
Executive Vice President	2003	225,000	—	—	384,816	18,768
and Corporate Development	2002	225,000	—	—	800,000	12,906
Officer , Chief Executive Officer of DNA Computing Solutions, Inc.

(1)	The Company made no Restricted Stock Awards or Long Term Incentive Plan Payments.

(2)	Consists of Matching contributions to the Company’s 401(k) defined contribution plan and insurance premium for life, disability, health and dental insurance.

The following table sets forth stock options granted in 2004 to each of the named executive officers. The table also sets forth the hypothetical gains that would exist for the options at the end of their ten-year terms at assumed compound annual rates of stock price appreciation of 5% and 10%. The actual future value of the options will depend on the market value of our common stock as the options are vested and exercisable.

OPTION GRANTS IN LAST FISCAL YEAR

	Individual Grants					Potential Realizable
	Number of		% of Total			Value at Assumed
	Securities		Options			Annual Rates of Stock
	Underlying		Granted to	Exercise		Price Appreciation for
	Options		Employees	Price	Expiration	Option Terms(1)
Name	Granted (#)		in 2004	($/Share)	Date	5% ($)	10% ($)

Herman M. Frietsch	1,250,000	(2)	34%	0.19	06/02/14	149,362	378,514

Robert P. Capps	650,000	(2)	16%	0.19	06/02/14	77,668	196,827

R. Eugene Helms	800,000	(2)	20%	0.19	06/02/14	95,592	242,249

(1)	The amount shown on this table represents hypothetical gains that could be achieved for the respective stock options, if exercised at the end of the option term. These gains are based on assumed rates of stock price appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise. Actual gains, if any, on stock option exercises will depend on the future performance of the common stock, the option holder’s continued employment through the option period, and the date on which the options are exercised. These amounts are not intended to forecast possible future appreciation, if any, of our stock price.

(2)	Options granted on June 2, 2004. Options have a two-year vesting schedule, vesting one-third on June 2, 2004, one-third on the first anniversary of the grant and one-third on the second anniversary of the grant, expect for such earlier vesting permitted under the terms of the Incentive Plan.

The following table sets forth the number of shares acquired on exercise of stock options and the aggregate gains realized on exercise in 2004 by the Named Executive Officers. The table also sets forth the number of shares covered by exercisable and unexercisable options held by such executives on December 31, 2004 and the aggregate gains that would have been realized had these options been exercised on December 31, 2004, even though these options were not exercised, and the unexercisable options could not have been exercised, on December 31, 2004.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES

					Value of Unexercised
			Number of Securities		In-the-Money Options at
	Shares		Underlying Unexercised		Fiscal Year-End (1)($)
	Acquired	Value	Options at Fiscal Year-End			($)
Name	on Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Herman M. Frietsch	—	—	3,878,302	839,152	—	—

Robert P. Capps	—	—	1,607,771	536,386	—	—

R. Eugene Helms	—	—	1,998,211	661,605	—	—

(1)	Market value of shares covered by in-the-money options on December 31, 2004, less the option exercise price. Options are in-the-money if the market value of the shares is greater than the option exercise price. At December 31, 2004 the price of our common stock was $0.15 per share.

Employee Agreements

Herman M. Frietsch

     The Company has had a contractual employment relationship with Mr. Frietsch since 1995. This arrangement was revised, incorporated in, and reformatted by an Employment Agreement effective as of January 1, 2001. Mr. Frietsch has agreed to continue to serve as Chairman and Chief Executive Officer of the Company. His employment agreement provides for a term, that ends on December 31st following the third anniversary of the date that the Board of Directors notifies Mr. Frietsch that the automatic daily extension of his agreement will be discontinued. Mr. Frietsch receives a base salary of $290,000 per year, subject to increase at the determination of the Board of Directors, and may receive a discretionary bonus subject to determination by the Board of Directors. Mr. Frietsch is also entitled to receive options to purchase Common Stock pursuant to the Company’s Stock Incentive Plan. In the event of a termination of Mr. Frietsch’s employment (other than if Mr. Frietsch is terminated for “cause” or if he terminates “without good reason”), all unvested stock options issued and outstanding shall vest upon such termination.

     In the event of a termination by the Company for “cause” (as defined in the agreement) or by Mr. Frietsch “without good reason,” then the Company’s obligation to pay compensation and benefits shall terminate as of that date, other than for salary and benefits already accrued. In the event of termination of the agreement by the Company “without cause” or by Mr. Frietsch for “good reason” (e.g., a material breach of the employment agreement by the Company, a material change in the nature or scope of his authority and duties, his salary is reduced, bonus eligibility is denied or required compensation payments are not made), then the Company shall pay Mr. Frietsch as severance pay, at Mr. Frietsch’s option, in accordance with the general payroll practices of the Company or in a lump sum payment, the greater of (i) $1,000,000 or (ii) the sum of three years of his base salary as of the date of termination. If Mr. Frietsch is terminated upon or following within twelve months of a “change in control,” the Company shall pay as severance pay and as liquidated damages, at Mr. Frietsch’s option the greater of (i) the sum of three years of his base salary and (ii) $1,000,000. In the event of termination for disability or death, then Mr. Frietsch or his estate, as the case may be, is entitled to receive payments equal to three years of his base salary at the time of termination. All payments shall either be made in accordance with the Company’s general payroll practices or in a lump sum payment. Mr. Frietsch is entitled to a gross-up payment to compensate for any excise taxes imposed.

R. Eugene Helms

     Dr. Helms is party to an Employment Agreement with the Company dated January 1, 2001, which provides for his continued employment as Executive Vice President and Corporate Development Officer. Pursuant to the arrangement, Dr. Helms is to receive a base salary of $225,000 per year. The term of the arrangement extended through January 1, 2004 and is automatically renewed for subsequent one-year terms, unless either party provides notice of termination in accordance with the provisions of the agreement. The Company may terminate Dr. Helms for disability, cause, without cause, and for death or disability, and Dr. Helms may terminate the agreement for good reason and without good reason ( as defined in the agreement). In the event of Dr. Helms’ disability, as defined, the Company has no obligation to pay further benefits under the Agreement. In the event of termination for cause by the Company or without good reason by Dr. Helms, the Company’s obligation to pay compensation and benefits shall also terminate. If the Company terminates Dr. Helms without cause or he terminates the arrangement for good reason, then the Company shall pay severance pay an amount equivalent to Dr. Helms’ base salary for the greater of (i) two years following the date of termination or (ii) the remainder of the term of the agreement. Finally, in the event Dr. Helms is terminated due to a change in control, then he is to receive as severance pay and liquidated damages, an amount equal to $100 less than three times his “annualized includable compensation for the base period” (as defined in Section 280G of the Internal Revenue Code). All payments shall either be made in accordance with the Company’s general payroll practices or in a lump sum payment. Dr. Helms continues to be eligible for bonuses and stock options at the Company’s discretion. Further, in accordance with the terms of the Stock Incentive Plan, Dr. Helms’ options vest in the event of a change in control (as defined in the agreement). Dr. Helms is entitled to gross-up payments to compensate for any excise tax imposed. In the event of Dr. Helms’ death prior to the expiration of the agreement, his employment and obligations to the Company shall automatically terminate and his compensation shall terminate as of the end of the month of his death. However, for the balance of the term of the agreement after his death, his beneficiaries will be entitled to receive their Company benefits payable under a life insurance policy provided by the Company and other amounts reimbursable to Dr. Helms by the Company.

Robert P. Capps

     Mr. Capps is party to an Employment Agreement with the Company dated January 1, 2001, which provides for his continued employment as Executive Vice President and Chief Financial Officer. Pursuant to the arrangement, Mr. Capps is to receive a base salary of $205,000 per year. The term of the arrangement extended through January 1, 2004 and is automatically renewed for subsequent one-year terms, unless either party provides notice of termination in accordance with the provisions of the agreement. The Company may terminate Mr. Capps for disability, cause, without cause, and for death or disability, and Mr. Capps may terminate the agreement for good reason and without good reason (as defined in the agreement). In the event of Mr. Capps’ disability, as defined, the Company has no obligation to pay further benefits under the Agreement. In the event of termination for cause by the Company or without good reason by Mr. Capps, the Company’s obligation to pay compensation and benefits shall also terminate. If the Company terminates Mr. Capps without cause or he terminates the arrangement for good reason, then the Company shall pay severance pay an amount equivalent to Mr. Capps’ base salary for the greater of (i) two years following the date of termination or (ii) the remainder of the term of the agreement. Finally, in the event Mr. Capps is terminated due to a change in control, then he is to receive as severance pay and liquidated damages, an amount equal to $100 less than three times his “annualized includable compensation for the base period” (as defined in Section 280G of the Internal Revenue Code). All payments shall either be made in accordance with the Company’s general payroll practices or in a lump sum payment. Mr. Capps continues to be eligible for bonuses and stock options at the Company’s discretion. Further, in accordance with the terms of the Stock Incentive Plan, Mr. Capps’ options vest in the event of a change in control (as defined in the agreement). Mr. Capps is entitled to gross-up payments to compensate for any excise tax imposed. In the event of Mr. Capps’ death prior to the expiration of the agreement, his employment and obligations to the Company shall automatically terminate and his compensation shall terminate as of the end of the month of his death. However, for the balance of the term of the agreement after his death, his beneficiaries will be entitled to receive their Company benefits payable under a life insurance policy provided by the Company and other amounts reimbursable to Mr. Capps by the Company.

Compensation of Directors

     Employee directors receive no cash compensation for their services as directors. Each non-employee, outside director is entitled to receive a cash fee of $1,000 per month for service as a director. Members of the Audit, Compensation, and the Stock Option Committees each are entitled to receive a cash fee of $1,000 per month for each committee on which the director serves. At the election of each director at the beginning of each year, all fees are payable in cash or in Common Stock pursuant to the Directors’ Stock Plan. Directors can elect to defer receipt of the stock issued in payment of such fees to a future fiscal year. With respect to fiscal years 2004 and 2003, all members of the board elected to receive their fee in cash. Directors also may receive grants of stock options at the discretion of the board.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information with respect to the beneficial ownership of our common stock by (i) each person known by us to own beneficially more than 5% of the outstanding common stock; (ii) each director and each nominee for director; (iii) each executive officer named in the Summary Compensation Table under the heading “Executive Compensation” below; and (iv) all directors and executive officers as a group. Unless otherwise indicated, the information included below is based upon our stock transfer records as maintained by the our stock transfer agent and filings made with the SEC, and is as of March 15, 2005.

The number of shares of common stock beneficially owned by each director or executive officer is determined pursuant to the rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under the SEC’s rules, an individual beneficially owns (i) any shares as that the individual has sole or shared voting power or investment power of and (ii) any shares, that the individual has the right to acquire through the exercise of any stock option or other right within the next 60 days. Unless otherwise indicated, each person has sole investment and voting power, or shares such power with his or her spouse, with respect to the shares set forth in the following table. The inclusion in the following table of any shares deemed beneficially owned does not constitute admission of beneficial ownership of those shares.

Name and Address	Amount and Nature of
of Beneficial Owner	Beneficial Ownership		Percent of Class

The Coastal Corporation Second Pension Trust[1]	9,896,251		7.43%
Morton A. Cohn[2]	8,638334	[3]	6.48%
Fayez Sarofim[4]	8,773,334	[5]	6.58%
Richard E. Bean[6]	13,014,000	[7]	9.01%
O. S. Wyatt, Jr.8	12,477,601	[9]	8.76%
Steven A. Webster[10]	10,416,667	[11]	7.32%
Peter Badger[12]	10,000,000	[13]	7.05%
James Hawkins[14]	10,666,666	[15]	7.47%
Robert E. Garrison II16	11,866,667	[17]	8.25%
Don B. Carmichael[18]	10,808,271	[19]	7.51%
Herman M. Frietsch	4,786,953	[20]	3.48%
Robert P. Capps	2,151,483	[21]	1.52%
R. Eugene Helms	2,151,483	[22]	1.59%
Anton von Liechtenstein	2,675,000	[23]	1.97%
David H. Yedwab	950,000	[24]	less than 1%

All Directors and Executive Officers as a group (5 persons)	12,618,010	[25]	8.69%

[1]	The principal address of The Coastal Corporation Second Pension Trust is 1001 Louisiana Street, Houston, Texas 77002. The share information is based upon information provided by the holder to the SEC on said holder’s Schedule 13D.

[2]	The principal address of Morton A. Cohn is 800 Bering Street, Houston, Texas 77057. The share information is based upon information provided by the holder to the SEC on said holder’s Schedule 13D.

[3]	Includes 200,000 shares issuable upon the exercise of warrants.

[4]	The principal address of Fayez Sarofim is Two Houston Center, Suite 2907, Houston, Texas 77010. The share information is provided solely upon information provided by the holder to the SEC on said holder’s Schedule 13D.

[5]	Includes 200,000 shares issuable upon the exercise of warrants.

[6]	The principal address of Richard Bean is P.O. Box 35068, Houston, Texas 77235.

[7]	Includes 2,500,000 shares issuable upon the exercise of conversion rights and 8,847,334 shares issuable upon the exercise of warrants.

[8]	The principal address of O.S. Wyatt, Jr. is 8 Greenway Plaza, Suite 930, Houston, Texas 77046.

[9]	Includes 9,290,000 shares issuable upon the exercise of warrants.

[10]	The principal address of Steven A. Webster is 1000 Louisiana, Suite 1500, Houston, Texas 77002.

[11]	Includes 2,500,000 shares issuable upon the exercise of conversion rights and 6,666,667 shares issuable upon the exercise of warrants.

[12]	The principal address of Peter Badger is 600 Travis, Suite 3100, Houston , Texas 77030.

[13]	Includes 2,500,000 shares issuable upon the exercise of conversion rights and 6,250,000 shares issuable upon the exercise of warrants.

[14]	The principal address of James Hawkins is P.O. Box 8216, Waco, Texas 76714.

[15]	Includes 2,500,000 shares issuable upon the exercise of conversion rights and 7,083,333 shares issuable upon the exercise of warrants.

[16]	The principal address of Robert E. Garrison II is 600 Travis, Suite 3000, Houston, Texas 77030. Mr. Garrison resigned as a member of the Company’s Board of Directors effective March 14, 2005.

[17]	Includes 2,500,000 shares issuable upon the exercise of conversion rights, 6,666,667 shares issuable upon the exercise of warrants and 1,450,000 shares issuable upon the exercise of stock options.

[18]	The principal address of Don B. Carmichael is 714 FM 1960W, Suite 107, Houston, Texas 77090.

[20]	Includes 2,500,000 shares issuable upon the exercise of conversion rights and 5,000,000 shares issuable upon the exercise of warrants. Also includes 3,007,519 shares issuable upon the exercise of conversion rights and 300,752 shares issuable upon the exercise of warrants held by Mr. Carmichael’s wife.

[20]	Includes 4,117,454 shares issuable upon the exercise of options that are currently exercisable or become exercisable within 60 days. Includes 167,499 shares that assume a conversion price of $1.00 per dollar of outstanding principal and interest on a loan made by Mr. Frietsch to the Company in December 1997. Includes 6,000 shares owned beneficially by Mr. Frietsch’s spouse as to which he disclaims beneficial ownership.

[21]	Includes 1,710,824 shares issuable upon exercise of options that are currently exercisable or become exercisable within 60 days. Includes 312,500 shares issuable upon conversion of convertible debt. Includes 31,250 shares issuable upon the exercise of warrants.

[22]	Includes 2,126,483 shares issuable upon the exercise of options that are currently exercisable or become exercisable within 60 days.

[23]	Includes 1,300,000 shares issuable upon the exercise of options that are currently exercisable or become exercisable within 60 days. Includes 1,250,000 shares issuable upon conversion of convertible debt. Includes 125,000 shares issuable upon the exercise of warrants.

[24]	Represents 950,000 shares issuable upon the exercise of options that are currently exercisable or become exercisable within 60 days.

25`	Includes 10,204,761 shares issuable upon the exercise of options that are currently exercisable or become exercisable within 60 days, 156,250 shares issuable upon the exercise of warrants, and 1,729,999 shares issuable upon the exercise of conversion rights related to certain debt. Includes 6,000 shares owned beneficially by Mr. Frietsch’s spouse as to which he disclaims beneficial ownership.

Equity Compensation Plans

     Information about our equity compensation plans as of December 31, 2004 that were either approved or not approved by our stockholders is as follows:

Number of securities
remaining available for
future issuance under
	Number of securities to	Weighted-average	equity compensation
	be issued upon exercise	exercise price of	plans (excluding
	of outstanding options,	outstanding options,	securities reflected in
	warrants and rights	warrants and rights	column a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	17,058,552	$0.41	1,630,406
Equity compensation plans not approved by security holders	none	n/a	none
Total	17,058,552	$0.41	1,630,406

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During 2004 and through January 2005, one of our then directors, Robert E. Garrison II, along with six other private investors provided a guaranties as partial security for a series of revolving credit notes with FirstCapital Bank. These notes provided for borrowings by DCS of up to $1,750,000. Mr. Garrison received “conversion rights,” entitling him to purchase 1,791,000 shares of common stock for $310,000 and warrants to purchase 2,888,889 shares of common stock at a prices of from $0.21 to $0.17 per share.

     In March 2005 the Company and DCS entered into a new $2,750,000 revolving credit facility with Encore Bank. Mr. Garrison and the same six private investors provided limited guaranties as partial security for this facility. Proceeds from this facility were used to repay the notes with FirstCapital Bank and those arrangements were terminated. The conversion rights and warrants that had previously been issued to Mr. Garrison and the other guarantors were cancelled and new conversion rights and warrants were issued. Mr. Garrison received conversion rights to purchase 2,500,000 shares of our common stock for $500,000, the proceeds of which must be used to repay the Encore Bank facility. In addition, Mr. Garrison received warrants to purchase 5,000,000 shares of our common stock. The warrants have an exercise price of $0.10 per share and may be exercised any time through March 31, 2010. Mr. Garrison resigned as member of our board of directors effective March 14, 2005.

     In August 2003 the Company issued 12% Convertible Subordinated Notes Due June 2005 with an aggregate principal balance of $200,000 to a director, Anton Liechtenstein, and notes with an aggregate principal balance of $50,000 to an officer, Robert P. Capps, in satisfaction of cash advances of the same amounts that they had made to the Company. The notes bear interest at 12% annually and are due June 30, 2005. The notes may be converted into common stock at the option of the holder at the rate of $0.16 per share. Mr. Liechtenstein and Mr. Capps also received warrants to purchase 125,000 and 31,250 shares of the Company’s common stock, respectively. The warrants have an exercise price of $0.16 per share and may be exercised at any time until August 2007. The original advances by Mr. Liechtenstein and Mr. Capps were unsecured, non-interest bearing advances with no specified repayment date. The securities issued to Mr. Liechtenstein and Mr. Capps have terms identical to those we issued in July and August of 2003 to a group of unrelated investors. Pursuant to the terms of these agreements the conversion price of the notes and the exercise price of the warrants will be adjusted in certain circumstances, including the issuance of securities at a price per share less than $0.16 per share. In March 2005 we entered into a financing transaction that provided for conversion rights and warrants with a combined weighted average price of $0.133 per share. Accordingly, the conversion price of the convertible notes and the exercise price of the warrants have been reduced from $0.16 per share to $0.133 per share.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

     During our fiscal years 2004 and 2003 Grant Thornton billed us an aggregate of approximately $109,000 and $97,000, respectively, for audit fees and fees to review our financial statements. It is the Audit Committee’s policy to pre-approve any such fees. All of the above fees were pre-approved.

Audit-Related Fees

     During our fiscal year 2004 Grant Thornton billed us an aggregate of approximately $12,000 in audit-related fees, consisting of pre-filing reviews of registration statements and consultation on the application of accounting pronouncements. Beginning in 2004 it is the Audit Committee’s policy to pre-approve any such fees. All of the above fees were pre-approved. In 2003 Grant Thornton billed us an aggregate of approximately $19,000 in audit-related fees, consisting of pre-filing reviews of registration statements and consultation on the application of accounting pronouncements.

Tax Fees

     During our fiscal years 2004 and 2003 Grant Thornton billed us an aggregate of approximately $17,000 and $16,000, respectively for work related to preparation and review of our income tax returns. Beginning in fiscal 2004 it is the Audit Committee’s policy to pre-approve any such fees. The fees for 2004 were pre-approved.

Other Fees

     In 2004 Grant Thornton billed us approximately $2,500 related to internal control evaluation. During our fiscal year 2003 Grant Thornton billed us approximately $10,000 for the audit of our 401(k) retirement plan.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     A. The Financial Statements filed as part of this report are listed and indexed on Page 33. Schedules other than those listed in the index have been omitted because they are not applicable or the required information has been included elsewhere in this report.

     B. Listed below are all Exhibits filed as part of this report. Certain Exhibits are incorporated by reference to documents previously filed by the Registrant with the Securities and Exchange Commission pursuant to Rule 12b-32 under the Exchange Act. Exhibits which are incorporated by reference are indicated by the information following such exhibit.

Exhibit	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation of the Company, filed as an exhibit to the Company’s Form 8-K filed on February 1, 2001 and incorporated herein by reference.

3.2	Amended and Restated By-laws of the Company, filed as an exhibit to the Company’s Annual Report on Form 10-K filed April 15, 2003 and incorporated herein by reference.

3.3	Amendment to By-laws of the Company, filed as an exhibit to the Company’s Form 10-K filed March 30, 2004 and incorporated by reference herein.

3.4	Certificate of Amendment to the Company’s Amended and Restated Certificate of Incorporation, filed as an exhibit to the Company’s Form S-8 filed July 2, 2004

4.1	Registration Rights Agreement between the Company and Coastal dated December 17, 1999, filed as an exhibit to the Company’s Form 10-K filed March 30, 2004 and incorporated by reference herein.

4.2	Form of Amended and Restated Promissory Notes held by officer, convertible into Common Stock of the Company at a rate of $1.00 per share filed as an exhibit to the Company’s Form 10-K filed on March 30, 2000 and incorporated by reference herein.

4.3	Registration Rights Agreement dated September 30, 2002 between the Company and Morton A. Cohn and Fayez Sarofim, filed as an exhibit to the Company’s Form 8-K filed October 21, 2002 and incorporated by reference herein.

4.4	Form of Amended and Restated Warrant expiring May 31, 2004 with an exercise price of $0.12 per share, filed as an exhibit to the Company’s Form 8-K filed October 21, 2002 and incorporated by reference herein.

4.5	Form of Warrant expiring October 31, 2004 with an exercise price of $0.12 per share, filed as an exhibit to the Company’s Form 8-K filed October 21, 2002 and incorporated by reference herein.

4.6	Warrant expiring October 31, 2004 with an exercise price of $0.12 per share, filed as an exhibit to the Company’s Form 8-K/A filed January 15, 2003 and incorporated by reference herein.

4.7	Amended and Restated Warrant expiring October 31, 2004 with an exercise price of $0.12 per share, filed as an exhibit to the Company’s Form 8-K/A filed January 15, 2003 and incorporated by reference herein.

4.8	Amended and Restated Warrant expiring October 31, 2004 with an exercise price of $0.12 per share, filed as an exhibit to the Company’s Form 8-K/A filed January 15, 2003 and incorporated by reference herein.

4.9	Amended and Restated Warrant expiring May 31, 2004 with an exercise price of $0.12 per share, filed as an exhibit to the Company’s Form 8-K/A filed January 15, 2003 and incorporated by reference herein.

4.10	Form of Registration Rights Agreement between the Company and certain private investors, filed as an exhibit to the Company’s Form 8-K/A filed January 15, 2003 and incorporated by reference herein.

4.11	Form of Registration Rights Agreement dated September 30, 2002 between the Company

Exhibit	Description of Exhibit
and certain private investors, filed as an exhibit to the Company’s Form 8-K/A filed November 13, 2002 and incorporated by reference herein.

4.12	Form of Warrant expiring March 31, 2007, filed as an exhibit to the Company’s Form 10-K filed April 15, 2003 and incorporated herein by reference.

4.13	Form of Note Agreement dated July 3, 2003, filed as an exhibit to the Company’s Form 8-K filed July 30, 2003 and incorporated by reference herein.

4.14	Form of 12% Convertible Subordinated Note, filed as an exhibit to the Company’s Form 8-K filed July 30, 2003 and incorporated by reference herein.

4.15	Form of Warrant Agreement, filed as an exhibit to the Company’s Form 8-K filed July 30, 2003 and incorporated by reference herein.

4.16	Registration Rights Agreement dated July 3, 2003, filed as an exhibit to the Company’s Form 8-K filed July 30, 2003 and incorporated by reference herein.

4.17	Warrant for the purchase of 1,834,375 shares of Common Stock issued to Odyssey Capital, LLC, filed as an exhibit to the Company’s Form 8-K/A filed August 8, 2003 and incorporated by reference herein.

4.18	Warrant for the purchase of 3,250,000 shares of Common Stock with an exercise price of $0.29, filed as an exhibit to the Company’s Form 10-K filed March 30, 2004 and incorporated by reference herein.

4.19	Warrant for the purchase of 3,250,000 shares of Common Stock with an exercise price of $0.55, filed as an exhibit to the Company’s Form 10-K filed March 30, 2004 and incorporated by reference herein.

4.20	Form of Warrant with exercise price of $0.21 and expiring on July 31, 2008, filed as an exhibit to the Company’s Form 8-K filed on August 2, 2004 and incorporated by reference herein.

4.21	Form of Registration Rights Agreement pursuant to Reimbursement Agreement dated July 27, 2004, filed as an exhibit to the Company’s Form 8-K filed on August 2, 2004 and incorporated by reference herein.

4.22	Form of Warrant with exercise price of $0.20 and expiring on October 30, 2010, filed as an exhibit to the Company’s Form 8-K filed on October 27, 2004 and incorporated by reference herein.

4.23	Form of Registration Rights Agreement pursuant to Reimbursement Agreement dated October 22, 2004, filed as an exhibit to the Company’s Form 8-K filed on October 27, 2004 and incorporated by reference herein.

4.24	Warrant Agreement issued to Zurich American Insurance Company, filed as an exhibit to the Company’s Report on Form 10-Q for the Quarter ended September 30, 2004 and incorporated by reference herein.

4.25	Registration Rights Agreement with Zurich American Insurance Company, filed as an exhibit to the Company’s Report on Form 10-Q for the Quarter ended September 30, 2004 and incorporated by reference herein.

4.26	Form of Warrant with exercise price of $0.17 and expiring on January 31, 2011, filed as an exhibit to the Company’s Form 8-K filed on February 1, 2005 and incorporated by reference herein.

4.27	Form of Registration Rights Agreement pursuant to Reimbursement Agreement dated January 26, 2005, filed as an exhibit to the Company’s Form 8-K filed on February 1, 2004 and incorporated by reference herein.

4.28	Form of Warrant with an exercise price of $0.10 and expiring on March 31, 2010, filed as an exhibit to the Company’s Form 8-K filed on March 18, 2005 and incorporated herein by reference.

4.29	Form of Registration Rights Agreement pursuant to Reimbursement Agreement dated March 2, 2005, filed as an exhibit to the company’s Form 8-K filed on March 18, 2005 and incorporated herein by reference.

10.1**	Employment Agreement between the Company and Herman Frietsch and Amendment thereto filed as an exhibit to the Company’s Form 10-K filed on March 30, 2000 and incorporated by reference herein.

Exhibit	Description of Exhibit
10.2**	Employment Agreement dated as of January 1, 2001 between the Company and Eugene Helms filed as an exhibit to the Company’s Form 10-K filed April 15, 2002 and incorporated by reference herein.

10.3	Lease Agreement between Campbell Place One Joint Venture and DNA Enterprises, dated February 1, 1997 filed as an exhibit to the Company’s Form 10-K filed April 15, 2003 and incorporated by reference herein.

10.4	Form of Promissory Note dated June 1, 2001 in favor of Bank One, N.A. filed as an exhibit to the Company’s Form 10-Q filed August 14, 2001 and incorporated by reference herein.

10.5	Business Loan Agreement dated June 1, 2001 between the Company and Bank One, N.A. filed as an exhibit to the Company’s Form 10-Q filed August 14, 2001 and incorporated by reference herein.

10.6**	Employment Agreement dated January 1, 2001 between the Company and Robert P. Capps filed as an exhibit to the Company’s Form 10-K filed April 15, 2002 and incorporated by reference herein.

10.7	Release and Settlement Agreement dated January 19, 2001 between the Company and Savage Arms, Inc. filed as an exhibit to the Company’s Form 10-K filed April 15, 2002 and incorporated by reference herein.

10.8	Settlement and Release Agreement dated March 4, 2002 among the Company, DNA Enterprises, Inc. and Cadence Design Systems, Inc. filed as an exhibit to the Company’s Form 10-K filed April 15, 2002 and incorporated by reference herein.

10.9**	Amended and Restated Stock Incentive Plan filed as an exhibit to the Company’s Definitive Proxy Statement filed on April 5, 2004 and incorporated by reference herein.

10.10	Amendment to Credit Agreement dated October 3, 2002 between the Company and Bank One, NA, filed as an exhibit to the Company’s Form 8-K filed October 21, 2002 and incorporated by reference herein.

10.11	Reimbursement Agreement by and between the Company and O.S. Wyatt, Jr. dated as of December 30, 2002, filed as an exhibit to the Company’s Form 8-K/A filed January 15, 2003 and incorporated by reference herein.

10.12	Reimbursement Agreement dated March 26, 2003, filed as an exhibit to the Company’s Current Report on Form 8-K filed March 28, 2003 and incorporated herein by reference.

10.13	Loan Agreement dated March 26, 2003 between DNA Computing Solutions, Inc. and FirstCapital Bank, SSB, filed as an exhibit to the Company’s Annual Report on Form 10-K filed on April 15, 2003, and incorporated herein by reference.

10.14	Note Modification Agreement dated March 31, 2003 between the Company and Bank One, NA, filed as an exhibit to the Company’s Annual Report on Form 10-K filed on April 15, 2003, and incorporated herein by reference.

10.15	Form of Note Agreement dated July 3, 2003, filed as an exhibit to the Company’s Form 8-K filed July 30, 2003 and incorporated by reference herein.

10.16	Form of 12% Convertible Subordinated Note, filed as an exhibit to the Company’s Form 8-K filed July 30, 2003 and incorporated by reference herein.

10.17***	Technology License and Marketing Agreement between DNA Computing Solutions, Inc. and VISTA Controls, Inc., filed as an exhibit to the Company’s Form 8-K/A filed June 14, 2004 and incorporated by reference herein.

10.18***	Distribution Agreement between DNA Computing Solutions, Inc. and VISTA Controls, Inc., filed as an exhibit to the Company’s Form 8-K/A filed June 14, 2004 and incorporated by reference herein.

10.19***	Technology Transfer and Support Agreement between DNA Computing Solutions, Inc. and VISTA Controls, Inc., filed as an exhibit to the Company’s Form 8-K/A filed June 14, 2004 and incorporated by reference herein.

10.20	Note Modification Agreement dated March 18, 2004 between the Company and Bank One, NA, filed as an exhibit to the Company’s Form 10-K filed March 30, 2004 and incorporated by reference herein.

10.21	Reimbursement Agreement dated July 27, 2004, filed as an exhibit to the Company’s Form 8-K filed August 2, 2004 and incorporated herein by reference.

Exhibit	Description of Exhibit
10.22	Loan Agreement with FirstCapital Bank dated July 30, 2004, filed as an exhibit to the Company’s Form8-K filed on August 2, 2004 and incorporated by reference herein.

10.23	Reimbursement Agreement dated October 22, 2004, filed as an exhibit to the Company’s Form 8-K filed October 27, 2004 and incorporated herein by reference.

10.24	Loan Agreement with FirstCapital Bank dated October 22, 2004, filed as an exhibit to the Company’s Form8-K filed on October 27, 2004 and incorporated by reference herein.

10.25	Term Promissory Note to Zurich American Insurance Company date August 19, 2004, filed as an exhibit to the Company’s Report on Form 10-Q for the Quarter ended September 30, 2004 and incorporated by reference herein.

10.26	Reimbursement Agreement dated January 26, 2005, filed as an exhibit to the Company’s Form 8-K filed February 1, 2005 and incorporated herein by reference.

10.27	Loan Agreement with FirstCapital Bank dated January 26, 2005, filed as an exhibit to the Company’s Form8-K filed on February 1, 2005 and incorporated by reference herein.

10.28	Reimbursement Agreement dated March 2, 2005, filed as an exhibit to the Company’s Form 8-K filed on March 18, 2005 and incorporated by reference herein.

10.29	Revolving Loan Agreement with Encore Bank dated March 14, 2005, filed as an exhibit to the Company’s Form8-K filed on March 18, 2005 and incorporated by reference herein.

10.30	Convertible Loan Agreement dated March 9, 2005, filed as an exhibit to the Company’s Form 8-K filed on March 18, 2005.

14.1*	Code of Ethics

21.1*	Subsidiaries of the Company

23.1*	Consent of Grant Thornton LLP

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

**	Management contract or other compensatory plan or arrangement.

***	A portion of these exhibits have been omitted pursuant to a Confidential Treatment Request filed with the SEC. The entire exhibits have been filed separately with the SEC.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TERAFORCE TECHNOLOGY CORPORATION
(Registrant)

Date: March 31, 2005	By:	/s/ HERMAN M. FRIETSCH

Herman M. Frietsch
Chief Executive Officer

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 30, 2004.

/s/ HERMAN M. FRIETSCH	/s/ ANTON VON AND ZU LIECHTENSTEIN

Herman M. Frietsch	Anton von and zu Liechtenstein, Director
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ ROBERT P. CAPPS	/s/ DAVID H. YEDWAB

Robert P. Capps	David H. Yedwab, Director
Chief Financial Officer
(Principal Financial and Accounting Officer)