Form 10-Q
period 2005-03-31
TERAFORCE TECHNOLOGY CORP
filed 2005-05-16
CIK 316672

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10 — Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

There were 134,175,824 shares of Common Stock outstanding as of April 30, 2005.

TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS

TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

Consolidated Condensed Balance Sheets
(Thousands of dollars, except share data)

	March 31,	December 31,
	2005	2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1	$3
Accounts receivable	372	150
Inventories	1,193	854
Prepaid expenses and other current assets	101	516

Total current assets	1,667	1,523

Property and equipment, net	290	335
Investment in affiliate	100	100
Other assets	2,537	1,086

	$4,594	$3,044

Liabilities and Stockholders’ Deficit

Current liabilities:
Current portion of notes payable	$9,806	$6,634
Accrued liabilities	2,797	2,670
Accounts payable	644	584
Deferred revenue	100	100

Total current liabilities	13,347	9,988

Long-term notes payable	—	1,364

Stockholders’ deficit:
Common Stock, $.01 par value; authorized 250,000,000 shares; 134,765,401 and 133,561,425 shares issued in 2005 and 2004, respectively	1,338	1,336
Additional paid-in capital	192,260	190,525
Accumulated deficit	(200,764)	(198,582)

	(7,166)	(6,721)
Less 400,474 shares of common stock in treasury at cost	(1,587)	(1,587)

Total stockholders’ deficit	(8,753)	(8,308)

	$4,594	$3,044

See accompanying notes to consolidated condensed financial statements.

TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Operations
(Thousands of dollars, except per share data)

	Three Months Ended
	March 31,
	2005	2004
	(unaudited)
Net revenue	$379	$4,607
Cost of revenue	392	881

Gross profit (loss)	(13)	3,726

Expenses:
Engineering and development	542	501
Selling and administrative	1,080	1,303

	1,622	1,804

Operating profit (loss)	(1,635)	1,922

Other income (expense):
Interest expense	(555)	(335)
Other	8	—

	(547)	(335)

Net income (loss)	$(2,182)	$1,587

Basic and diluted income (loss) per share	$(.02)	$.01

Weighted average number of common shares outstanding (thousands):
Basic	133,184	130,603

Diluted	133,184	147,300

See accompanying notes to consolidated condensed financial statements.

TERAFORCE TECHNOLOGY CORPORATION AND SUBSIDIARIES

Consolidated Condensed Statements of Cash Flows
(Thousands of dollars)

	Three Months Ended March 31,
	2005	2004
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(2,182)	$1,587
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	57	55
Amortization of deferred financing costs	389	201
Other	424	(20)
Changes in operating assets and liabilities:
Accounts receivable	(222)	(387)
Inventories	(339)	148
Deferred revenue	—	(1,200)
Accounts payable and accrued liabilities	187	(513)

Net cash used in operating activities	(1,686)	(129)

Cash flows from investing activities:
Capital expenditures	(5)	(21)
Software development costs	—	(8)

Net cash provided by (used in) investing activities	(5)	(29)

Cash flows from financing activities:
Proceeds from issuance of notes payable	3,739	—
Principal payments on notes payable	(2,050)	—
Proceeds from issuance of common stock	—	5
Net cash provided by financing activities	1,689	5

Net decrease in cash and cash equivalents	(2)	(153)
Cash and cash equivalents, beginning of period	3	165

Cash and cash equivalents, end of period	$1	$12

See accompanying notes to consolidated condensed financial statements.

TERAFORCE TECHNOLOGY CORPORATION

Notes to Consolidated Condensed Financial Statements
(Unaudited)
March 31, 2005

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

     The accompanying consolidated financial statements do not include certain footnotes and financial presentations normally required under accounting principles generally accepted in the United States of America and, therefore, should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

     The Company incurred significant operating losses during the first quarter of 2005 as well as in 2004, 2003 and 2002; however, the amount of these losses decreased in each of those years. These losses were funded with the proceeds from the sale of debt and equity securities, proceeds from borrowings, proceeds from the sale of assets and, in 2002, with proceeds from the settlement of certain litigation.

     The Company has approximately $10 million in debt obligations that are due within one year or less. The Company has been negotiating with the holders of certain of these debt obligations to restructure or otherwise extend the maturity of the obligations. These negotiations have not been concluded and there is no assurance that they can be under acceptable terms.

     Should the Company not generate sufficient cash from operating activities the Company will require additional capital. The Company believes that it will be able to raise additional capital through either the issuance of new equity securities, the incurrence of new debt or the modification of the terms of its existing debt obligations. There can be no assurance that the Company can accomplish these matters, or can do so under acceptable terms. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

TERAFORCE TECHNOLOGY CORPORATION
Notes to Consolidated Condensed Financial Statements
(Unaudited)
March 31, 2005

Inventories

     The components of inventories are as follows:

	March 31,	December 31,
	2005	2004
	($ Thousands)
Raw materials	$808	$554
Work in process	101	7
Finished goods	284	293

Total	$1,193	$854

Segments of Business

     The Company currently operates in one business segment, defense electronics, and all of the Company’s net revenue has been generated by the defense electronics business.

Income Taxes

     For the three months ended March 31, 2005, the Company’s effective income tax rate differed from the federal statutory rate due to taxable losses incurred for which no benefit was provided. For the three months ended March 31, 2004, the Company’s effective income tax rate differed from the federal statutory rate due to current period tax expense offset by an offsetting decrease in the valuation allowance for the same amount.

Stock Option Plan

     The Company accounts for its stock option plan in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. As such, compensation expense is recorded only if the current market price of the underlying stock on the date of grant exceeded the exercise price. In December 2004, the Financial Accounting Standards Board issued a revision of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”(“SFAS No. 123R”). SFAS No. 123R supercedes APB Opinion No. 25 and requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, and recognize that cost over the related service period. In the Company’s case SFAS No. 123R is effective for the fiscal period beginning after December 15, 2005 and the Company will begin recognizing option expense January 1, 2006.

TERAFORCE TECHNOLOGY CORPORATION
Notes to Consolidated Condensed Financial Statements
(Unaudited)
March 31, 2005

     The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation, as well as the expected effect of adopting SFAS No. 123R:

	Three Months Ended
	March 31,
	2005	2004
	($ Thousands)
Net income (loss) allocable to common stockholders:
As reported	$(2,182)	$1,587
Additional compensation expense	(127)	133
Pro forma	$(2,309)	$1,454

Income (loss) per share:
As reported	$(.02)	$.01
Pro forma	$(.02)	$.01

Earnings Per Share

     Basic and diluted earnings or loss per share are the same for the three month periods ended March 31, 2005 and 2004 because all potential common shares were anti-dilutive in 2005 and potential common shares did not have a material effect in 2004. For the three-month periods ended March 31, 2005 and 2004 approximately 101,000,000 and 59,000,000 potential common shares, respectively, were anti-dilutive and were excluded from the computation of earnings per share.

Notes Payable

Notes payable consist of the following (in thousands):

	March 31,	December 31,
	2005	2004
Guarantied Bank Facility (A)	$3,900	$3,900
12% Convertible Subordinate Notes (B)	2,835	2,860
Subsidiary revolving credit facility(C)	2,396	1,175
Convertible Note (D)	500	—
Other (E)	289	289

	9,920	8,224
Amount due within one year	(9,806)	(6,634)
Unamortized discount	(114)	(226)

Amount due after one year	$—	$1,364

(A) The facility is a revolving credit agreement with Bank One originally entered into in June 2003 and provides for borrowings of up to $3,900,000 on a revolving basis. This facility is secured by a $4,200,000 letter of credit provided by a private investor.

The Company believes it has reached an agreement in principle to extend the maturity of the facility to April 30, 2006 under certain conditions, including a reduction of the amount outstanding and restructuring of the Company’s other debt obligations that are due in 2005. In April 2005 the maturity

TERAFORCE TECHNOLOGY CORPORATION
Notes to Consolidated Condensed Financial Statements
(Unaudited)
March 31, 2005

of this note and the supporting letter of credit were extended to June 15, 2005 in order to allow for the completion of such matters and the extension to April 30, 2006. There is no assurance that the predicate conditions can be met or that these arrangements can be completed before the scheduled maturity date.

(B) These notes currently mature June 30, 2005. The Company has had discussions with the holders of a significant portion of these notes regarding a proposal to extend the maturity of the notes to June 30, 2006 and to provide for the payment of interest due June 30, 2005 in shares of the Company’s common stock, at the option of the Company. In return the Company has proposed to provide additional warrants to the holders of the notes. These negotiations have not been completed and there can be no assurance that they will be completed prior to the maturity of the notes on June 30, 2005.

(C) In March 2005 the Company’s wholly-owned subsidiary, DNA Computing Solutions, Inc. (“DCS”) entered into a $2,750,000 revolving credit facility with Encore Bank (“Encore”). Initial proceeds of $1,725,000 were used to repay amounts outstanding under similar credit facilities with FirstCapital Bank (“FirstCapital”). Borrowings under the facility bear interest at prime plus 50 basis points, payable monthly. All amounts outstanding under the facility are due March 14, 2006. The facility is secured by the assets of DCS, the guaranty of the Company, the stock of DCS and by limited guaranties provided by the same seven private investors involved in the FirstCapital transactions. The loan agreement with Encore places certain restrictions on DCS including restrictions related to the sale of assets, the incurrence of debt, the granting of liens and changes in management. In addition, the bank may accelerate the maturity of amounts outstanding under the agreement in certain circumstances, including the insolvency of DCS, the Company or one of the guarantors, the death of one of the guarantors, the default of other debt of the Company or the guarantors or the imposition of a judgment in excess of $50,000 against any of the parties.

In connection with providing the guaranties for the Encore arrangements, the Company and DCS have entered into a Reimbursement Agreement with the private investors. Under the new Reimbursement Agreement all the prior reimbursement agreements related to the FirstCapital facilities were terminated. Accordingly, prior conversion rights for the purchase of 9,965,278 shares of common stock were cancelled and previously issued warrants for the purchase of 15,937,500 shares of common stock were cancelled. Pursuant to the new Reimbursement Agreement the Company and DCS have agreed to reimburse the guarantors for any amounts they may incur related to the guaranties. Any such obligations are due 30 days after demand and bear interest at prime plus 2%. The Company has also agreed to use its best efforts in arranging for the guarantors to acquire the note and collateral held by Encore in the event of a default under the Encore agreement. As consideration for providing the guaranties the Company granted to the private investors conversion rights to purchase 13,750,000 shares of our common stock for $2,750,000 in cash. The proceeds from this conversion must be used to repay amounts outstanding under the Encore facility and to retire or reduce the amount available under the facility and therefore subject to the guaranties. In addition the Company has issued to the private investors warrants to purchase 27,500,000 shares of our common stock. The warrants have an exercise price of $0.10 and may be exercised any time through March 31, 2010. The Company has estimated the value of these conversion rights and warrants at approximately $2,100,000 using the Black-Scholes pricing model. This amount has been recorded as a deferred financing cost and is being amortized over the term of the Encore debt.

A default by the Company in payment on the Guarantied Bank Facility or the 12% Convertible Subordinated Notes would result in a default pursuant to the Encore facility.

TERAFORCE TECHNOLOGY CORPORATION
Notes to Consolidated Condensed Financial Statements
(Unaudited)
March 31, 2005

(D) Concurrently with the Encore transaction, the Company entered into a $500,000 convertible note agreement with a private investor. The terms of this agreement are substantially identical to the Encore agreement, except that the Company rather than DCS is the borrower. The $500,000 note may be converted into 2,500,000 shares of our common stock at the option of the holder, the same conversion rate as in the Reimbursement Agreement discussed above. In addition, the Company has issued a warrant to this investor for the purchase of 5,000,000 shares of our common stock. The warrant has terms essentially identical to the warrants issued pursuant to the Reimbursement Agreement. The Company has estimated the value of these warrants at approximately $385,000 using the Black-Scholes pricing model. This amount has been recorded as a deferred financing cost and is being amortized over the term of the convertible note.

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

(E) Consists of the following:

•	$100,000 note payable to an officer and director, a related party, under a demand note. This note may be converted into common stock at the option of the holder at the rate of $1.00 per share.

•	$189,000 payable to Zurich American Insurance Company.

Supplemental Disclosure of Cash Flow Information

	Three Months Ended
	March 31,
	2005	2004
	($ Thousands)
Cash paid during the period for:
Interest	$74	$39

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

     We believe it is important to communicate our expectations of future performance to our investors. However, events may occur in the future that we are unable to accurately predict, or that we cannot control. Any forward-looking statement speaks only as of the date the statement was made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date the statement was made. Because it is not possible to predict every new factor that may emerge, forward-looking statements should not be relied upon as a prediction of actual future financial condition or results. When considering our forward-looking statements, keep in mind the risk factors and other cautionary statements in our Annual Report on Form 10-K for the year ended December 31, 2004 and other filings with the Securities and Exchange Commission. Risk factors provide examples of risks, uncertainties and events that may cause our actual results to differ materially from those contained in any forward-looking statement. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those forward-looking statements included in this Quarterly Report on Form 10-Q. The terms “we,” “our” and “us” and similar terms refer to the Company and its consolidated subsidiaries, not to any individual or group of individuals.

Comparison of Three Months Ended March 31, 2005 to
Three Months Ended March 31, 2004

Net Revenue

     Net revenues were derived from the following sources:

	Three Months Ended
	March 31,
	2005	2004
	($ Thousands)
Product sales and services	$379	$1,657
License fees	—	2,950

Net revenues	$379	$4,607

     Product sales decreased in the first quarter of 2005 as compared to the first quarter of 2004 due primarily to the suspension of orders related to three programs beginning in the last half of 2004. We received orders related to two of these programs late in the first quarter of 2005 and expect to ship the related products in the second quarter. We expect net revenue in the second quarter of 2005 to increase significantly from the first quarter of 2005 and to continue at this higher level throughout 2005, but there can be no assurance as to the amount of the increase, if any. We learned in April 2005 that a particular program related to an intelligence gathering application had been cancelled by our customer’s customer. We had expected this program to produce significant net revenue in 2005.

     License fees are attributable to our technology licensing and marketing agreement with VISTA Controls, Inc. (“VISTA”). As of March 31, 2004 we had met substantially all of our delivery requirements under the agreement. We have received, and recognized as revenue a total of $3,400,000 of the $3,500,000 in license fees called for under the agreement. We believe we have satisfied the criteria necessary for the receipt of the remaining $100,000 and are engaged in discussions with VISTA regarding the payment of this amount which has not been included in our net revenue as the collection of the amount is uncertain.

Gross Profit

     Gross profit declined in the first quarter of 2005 as compared to the first quarter of 2004 due to the decline in product sales and the absence of license fees described above. As product sales increase, we expect gross profit as a percent of those sales to increase due to the effect of fixed costs which are included as cost of revenue.

Engineering and Development Expense

     Engineering and development expenses increased slightly in the first quarter of 2005 as compared to the first quarter of 2004 due to increased outsourced services in the 2005 period. Engineering and development expenses have been relatively constant over the past several quarters and we do not expect them to increase or decrease materially over the balance of 2005.

Selling and Administrative Expense

     Selling and administrative expense decreased by $223,000 in the first quarter of 2005 as compared to the same period in 2004. The decrease related primarily to decreased sales and marketing expenses, particularly decreased sales commissions resulting from the lower net revenue. We generally expect these expenses to increase as net revenues increase in the future.

Interest Expense

     Interest expense increased in the first quarter of 2005 as compared to the first quarter of 2004 due to increased borrowing levels and costs related to recent financing transactions. Interest expense for the first quarter of 2005 includes approximately $389,000, versus approximately $201,000 in the first quarter of 2004 related to the amortization of the value of warrants issued in connection with various debt transactions and beneficial conversion features related to convertible debt obligations.

Liquidity and Capital Resources

     As of March 31, 2005, our working capital deficit amounted to $11,680,000, which included $9,806,000 of notes payable due within one year. Of these notes payable approximately $3,900,000 is due June 15, 2005 and approximately $2,785,000 is due June 30, 2005. We have been engaged in discussions with the holders of this debt, and the parties that provide security for some of the debt, regarding extensions of the maturity of the debt. We have not reached definitive arrangements with these parties and there can be no assurance that we will be successful in restructuring or extending the maturities of our indebtedness or that any such transactions would be on terms favorable to us. If we are not able to arrange extensions of the maturities of these debt agreements it is highly unlikely that we will be able repay these amounts as they mature, as a result of which the holders of the secured debt could exercise their security interests in substantially all of our assets. The exercise of these security interests would leave insufficient assets to continue our operations. These events would have a material adverse effect on our business, financial condition and results of operations. In addition, failure to make payments when due on any debt agreement would result in an event of default under that agreement, which in term would result in an event of default under our other debt agreements. If this occurs we may be forced to seek protection under the federal bankruptcy laws.

Operating Activities

     Net cash used in operations for the three months ended March 31, 2005 amounted to $1,686,000. This amount arose primarily from the net loss of $2,182,000, offset by non-cash charges. In the second quarter of 2005 we received inventories valued at approximately $300,000 in partial settlement of our dispute with LaBarge (See Part II, Item 1 –“Legal Proceedings). This resulted in an increase in inventory and a decrease in other assets of approximately $300,000.

Investing Activities

     For the three months ended March 31, 2005, investing activities used cash in the amount of $5,000, primarily for capital expenditures for computer equipment. We expect capital expenditures to remain near this level for the balance of 2005.

Financing Activities

     In January 2005 we expanded our revolving credit arrangements with FirstCapital Bank (“FirstCapital”), bringing the total amount outstanding under those arrangements to $1,725,000. In March 2005 we entered into a new $2,750,000 revolving credit facility with Encore Bank (“Encore”). The initial proceeds from the new Encore facility were used to repay all amounts outstanding under the FirstCapital facilities. As of April 30, 2005 essentially all amounts available under the Encore facility were outstanding. Also in March 2005 we issued a $500,000 convertible note to a private investor. The proceeds from the

Encore facility, after repayment of the amounts to FirstCapital, and from the convertible note were used for general working capital.

     In the first quarter of 2005 approximately $27,000 in principal balance and accrued interest of our 12% convertible subordinated notes was converted into 203,976 shares of our common stock. In April 2005 approximately an additional $55,000 in principal balance and accrued interest was converted into 410,423 shares of our common stock.

Outlook

     The fall-off in orders in the last half of 2004 and the resulting decline in net revenues in the fourth quarter of 2004 and the first quarter of 2005 have led to a significant decline in our liquidity. As of April 30, 2005 we have used substantially all of borrowing capacity under the revolving credit facilities we entered into in March 2005. Our shipments of product and net revenues have begun to increase in the second quarter of 2005 and, as discussed above, we expect net revenues to increase in the second quarter of 2005. There can be no assurance however that the increase in net revenues will be sufficient to produce positive cash flow from operations in the second quarter of 2005 or beyond. We believe that we will be able to optain additional capital to fund any shortfall in near term operating cash flow, but there is no assurance that we can accomplish this or that it can be accomplished as funds are needed. If we are not able to raise additional liquidity there could be a material adverse effect on our ability to complete orders for our products or to accept new orders. The terms and conditions that accompany any increase in our borrowings could have a material adverse effect on the value of our common stock.

     We believe that our financial condition is having a material adverse effect on our ability to secure additional orders for our products because of customers’ concerns over our financial viability. Essentially all of our assets have been pledged to secure our existing credit facilities and we have approximately 2,000,000 shares of common stock authorized to be issued which have not been reserved for issuance in connection with our previous financing transactions. Therefore, our ability to raise additional capital or to restructure our existing debt obligations is extremely limited. Our inability to raise additional capital or restructure our existing debt obligations could reduce our working capital to a level insufficient to enable us to continue our operations, which would have a material adverse effect on our business, financial condition and results of operations.

     We believe that the most viable option available to us under these circumstances is to enter into a strategic transaction with another, larger entity within our industry. A number of such entities have expressed an interest in such an arrangement and we are engaged in discussions with certain of these parties. Such a transaction could take a number of forms including, but not limited to, a licensing arrangement, a sale of the stock of DNA or a sale of all or some of the assets of DNA. There can be no certainty as to the proceeds that we may derive from such a transaction. A substantial portion, if not all, of any proceeds will likely be required to satisfy our outstanding debt obligations. It may be necessary to file for protection under the federal bankruptcy laws in order to effect any such transaction. Such actions could have a material adverse effect on the value of our common stock.

Contingent Liabilities

     We have been in the past and could be in the future exposed to contingent liabilities that, if resolved adversely to us, could have a material adverse effect on our liquidity, our results of operations and our financial position.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have outstanding debt at March 31, 2005 amounting to approximately $6,800,000 that bears interest at variable interest rates, such as prime or LIBOR, and subjects us to interest rate risk. For example, an increase of 50 basis points in these rates would result in an increase in our annual interest expense of approximately $34,000.

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

PART II — OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

     In March 2002, we entered into an agreement with LaBarge, Inc. (“LaBarge”) for the development and manufacture of a “conduction cooled” version of a certain model of our VQG4 product. In February 2003, we terminated the contract because we believe LaBarge did not fully perform under the contract and defaulted. Subsequent to February 2003, we engaged in a series of discussions with LaBarge regarding the settlement of outstanding issues, including claims of monies owed. We were unable to resolve these issues and in October 2003 litigation was brought by LaBarge against the Company in the Circuit Court of the County of St. Louis in the State of Missouri. In these proceedings LaBarge alleged that we improperly terminated the contract and sought recovery of costs and lost profits amounting to approximately $700,000. We filed counter claims alleging that LaBarge breached the contract and sought recovery of amounts previously paid to LaBarge, costs incurred resulting from the breach and lost profits. Such items aggregated in excess of $1,000,000.

     In February 2005 we reached a settlement of the LaBarge matters. Pursuant to the settlement agreement LaBarge paid us $100,000 in cash and delivered to us component inventory that had been acquired in connection with the contract. The original cost of these components aggregated approximately $336,000.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     In March 2005 the Company and its wholly-owned subsidiary, DNA Computing Solutions, Inc. entered into a $2,750,000 revolving credit facility with Encore Bank. The facility is secured, in part, by limited guaranties provided by a group of private investors. As consideration for providing the guaranties, we entered into a Reimbursement Agreement with the guarantors. Pursuant to the Reimbursement Agreement, the guarantors have the right to purchase up to 13,750,000 shares of our common stock for $2,750,000 in cash. The guarantors also received warrants to purchase 27,500,000 shares of our common stock. The warrants have an exercise price of $0.10 per share and may be exercised at any time from their issuance through March 31, 2010. Also pursuant to the Reimbursement Agreement, previously issued rights to purchase 9,965,278 shares of common stock and warrants for the purchase of 15,937,500 shares of common stock were cancelled.

     Also in March 2005 the Company issued a $500,000 convertible note to a private investor. The note has terms essentially identical to the Encore Bank facility. The convertible note may be converted into 2,500,000 shares of common stock at the option of the holder. The Company also issued to the private investor warrants for the purchase of 5,000,000 share of our common stock. The terms of the warrants are identical to those issued pursuant to the Reimbursement Agreement in all material respects.

     We have agreed to file a registration statement by May 31, 2005 for the resale of the shares of our common stock to be issued upon the exercise of the conversion rights and warrants described above. The issuance of the conversion rights and warrants was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, in that the transactions did not involve a public offering.

     During the first quarter of 2005 certain holders of our 12% convertible subordinated notes elected to convert these notes into common stock. Notes with a principal amount of $25,000 and accrued interest in the amount of approximately $2,000 were converted, resulting in the issuance of 203,976 shares of common stock. The shares of common stock issued upon conversion of the notes constituted exempt securities under Section 3(a)(9) of the Securities Act of 1933, as amended.

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

TERAFORCE TECHNOLOGY CORPORATION
(Registrant)

Date: May 16, 2005	/s/ ROBERT P. CAPPS
Robert P. Capps
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 16, 2005	/s/ HERMAN M. FRIETSCH
Herman M. Frietsch
Chief Executive Officer and Director (Principal Executive Officer)